Form 10-K
period 2011-03-31
QUANTUM CORP /DE/
filed 2011-06-14
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $336.7 million on September 30, 2010, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 3, 2011, there were approximately 228.9 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 17, 2011, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin and operating expenses for fiscal 2012; (2) our expectations relating to growing our branded disk systems and software solutions and branded tape automation systems revenue; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to control our cost structure; (7) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (8) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1. BUSINESS

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to solve customers’ data protection, retention and management challenges. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies and cost savings while minimizing risk and protecting customers’ prior investments. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk solutions featuring deduplication and replication technology. We are the worldwide independent leader in open systems tape automation revenue, with products spanning from entry-level autoloaders to enterprise libraries, and are a supplier of tape drives and other devices and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

Industry Background

Information Technology (“IT”) departments continue to experience pressure to cost effectively store rapidly increasing amounts of data. Companies continue to save data of all types, structured and unstructured, for both near and long-term retention. This rapid data growth combined with demands for ready access to data, expanding retention policies and laws regarding compliance, and limited IT budget increases represent major challenges for IT managers.

Many companies experience rapid data growth year over year and have data retention policies that require them to save data for lengthy periods and certain data forever. This is one factor driving the need for long-term data retention solutions and archive technologies. Additionally, many companies face regulatory requirements that mandate both long-term preservation of and secure access to data. Even in industries without strong regulatory requirements, companies are recognizing the value of securing access to their data as a good business practice.

This rapid data growth combined with the need for ready access to data is driving the steady expansion of newer technologies such as deduplication and replication to help address these needs. Customers are increasingly looking to deploy these technologies at various points in their organizations to take advantage of storage optimization, effective data movement and increased disaster recovery capabilities. Deduplication technology has moved from being available primarily in dedicated appliances to being embedded in a broad variety of solutions, including most backup software.

Companies recognize that technologies alone cannot solve their problems and rely on organizations that can provide them with complete solutions, including the services, support and experience needed for complete customer satisfaction.

Products

We are a specialist in the backup, recovery and archive market, providing a comprehensive range of disk, tape and software solutions supported by a worldwide sales and service organization to meet our customers’ needs. Our solutions are designed to provide IT departments in a wide variety of organizations with innovative and dependable tools for protecting, retaining and accessing their digital assets. We sell our products via branded channels and through OEMs such as Dell, Inc. (“Dell”), Fujitsu Technology Solutions GmbH (“Fujitsu”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”). We divide our products into three broad categories: (1) disk systems and data management software, (2) tape automation systems and (3) devices and media. The devices and media category includes removable disk drives, standalone tape drives and media products.

Disk Systems

We offer a broad range of disk solutions for backup and recovery, notably our DXi®-Series disk appliances featuring data deduplication and replication technologies: the DXi8500, DXi7500, DXi6700, and the DXi6500 and DXi4500 families. Data deduplication is an enabling technology that has been fundamentally changing the economics of disk storage and data transmission. By greatly increasing effective disk capacity, data deduplication enables users to retain backup data on fast recovery disk much longer than is possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most common methods of data deduplication, known as variable-length data deduplication.

Our DXi-Series systems use this data deduplication technology to expand the amount of backup data users can retain on traditional disk systems by 10 to 50 times in a typical environment. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series also makes wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data deduplication.

DXi-Series solutions are integrated systems that are easy to install and use with leading backup applications. They provide superior performance and flexible, easy-to-use interface options including network-attached solutions (“NAS”), virtual tape library (“VTL”) or mixed presentations, along with Fibre Channel or Ethernet connectivity. Also, the majority of DXi-Series systems provide support for the Symantec Open Storage (“OST”) Application Programming Interface for integration with NetBackup and BackupExec enabling end-to-end protection across sites for both disk and tape.

Our DXi-Series systems provide a combination of high performance and advanced functionality. In addition to data deduplication, the core set of advanced features of the DXi-Series includes a high performance embedded file system, support for high speed data compression, asynchronous replication, direct tape creation and built-in monitoring and diagnostic tools. Our DXi-Series products also offer an extensible foundation for future intelligent backup and archive solutions in order to improve data protection for a broad range of customer environments, from remote offices to large enterprise data centers.

In fiscal 2011, we introduced the DXi6700 which integrates advanced storage technology into an easy-to-install, preconfigured appliance with deduplication that provides affordable data protection using a simple Fibre Channel VTL interface. We also announced availability of the DXi8500 which is a high performance deduplication solution with the power and flexibility to anchor an enterprise wide backup and recovery system scaling from 20 to 200 TB of usable capacity. During fiscal 2011, we released DXi 2.0, the next generation software platform for DXi-Series disk solutions. The DXi4500 and DXi6500 appliances with the DXi 2.0 software upgrade deliver some of the highest deduplication speeds available for any open protocol appliance, doubling the performance over these earlier generation DXi products allowing users to protect more data on smaller systems. In addition, Storage magazine/SearchStorage.com named the DXi6500 as one of the 2010 Products of the Year in the backup hardware category.

Data Management Software

Our data management software helps businesses with large-scale data needs to benefit from workflow efficiencies, automated tiered storage and policy based archive management. Designed for open system data-intensive environments, our data management software products allow multiple users to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently move data, reducing storage costs while simultaneously providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government, life sciences and other disciplines have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology enabler for their business processes and workflow.

Designed for data-intensive environments, our flagship software solution is StorNext®, data management software that reduces the time and total cost of managing data for end users with large data sets and challenging distributed environments. StorNext provides high-performance shared access to data across different networks, operating systems and storage platforms, and, based on user-defined policies, it automatically copies and migrates data between different tiers of storage. The result is a scalable, high-performance data management solution that is designed to optimize the use of storage while ensuring the long-term safety and recoverability of data.

StorNext also leverages our deduplication technology, enabling customers to more efficiently store data and use less network bandwidth for replication. We introduced a significant enhancement to our StorNext file system offerings in fiscal 2011 with the launch of StorNext 4.0. This release added more scalable data tiering as well as replication and file system deduplication capability to StorNext. These software solutions make it practical to use standard WANs and replication for disaster recovery protection. StorNext software, in addition to being a standalone product, is also a key component within our DXi-Series product line. Revenues from these software solutions are combined with disk systems revenue and reported as disk systems and software solutions revenue within our product revenue.

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

Tying our libraries together from entry-level to enterprise is a common, integrated software called iLayer™, which provides monitoring, alerts and proactive diagnostics, thereby reducing service calls, shortening issue resolution time and reducing the time users spend managing their tape automation solutions. This fiscal year we introduced LTO-5 technology across our portfolio, doubling storage capacity and improving performance.

We believe the growth in archiving of unstructured data represents a substantial opportunity for tape automation systems. To capitalize on this trend and the changing role of tape automation systems in data protection, we have invested in our Scalar® i6000 platform to provide increased redundancy capabilities as well as tighter integration with our StorNext Storage Manager™ archiving software.

Devices and Media

Our device and media products include removable disk devices as well as a broad family of tape drives and media representing all major tape technology formats including LTO, DLT and DAT/DDS. We sell performance line and value line tape drive devices to meet the varied needs of our customers.

Our RDX drive is a removable and ruggedized disk backup device which combines attributes of disk and tape. RDX utilizes a server-embedded dock with removable disk cartridges that can be stored in remote locations for data retention and disaster recovery. RDX was designed to offer small businesses an alternative to other existing data protection technologies.

We offer tape drives and media based on the LTO format, the leading technology in the midrange and open systems enterprise market segment. Our LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery solutions and with cost-effective backup. LTO-5 is the latest generation tape drive technology capable of storing 1.5TB of data on each cartridge, nearly twice the capacity of the previous generation, while consuming less power.

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

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering data management and storage solutions, and our ability to provide comprehensive service and support can present us with a noteworthy competitive advantage to attract new customers and retain existing customers. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

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

Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both, on our disk systems, tape automation and software products. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. Our service revenue includes the sale of hardware service contracts as well as repair, installation, integration and consulting services. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products.

We generally warrant our hardware products against defects for periods ranging from one to three years from the date of sale. We provide warranty and non-warranty services from our Colorado Springs, Colorado facility and, for certain products, through third party service providers such as Jabil Global Services and Benchmark Electronics, Inc. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

Our research and development teams are working on the next generation disk, tape automation, data deduplication and data movement technologies as well as software solutions to advance these technologies for the backup, recovery and archive markets. We continue to focus our efforts on integrated software and hardware solutions that offer improvements in the cost of storing, moving, managing and protecting large amounts of data and closely integrating our products to provide compelling solutions for our customers.

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

In fiscal 2011, we further expanded our disk systems product family employing our patented data deduplication technology by refreshing each segment of the product line. This included the VTL-based DXi6700 in the midrange, the DXi4500 for entry-level and our new flagship enterprise platform, the DXi8500. In addition, we delivered DXi 2.0, the next-generation software platform for our disk systems and deduplication solutions. The DXi4500 and DXi6500 appliances running DXi 2.0 software deliver some of the highest deduplication speeds for open protocol inline appliances in their respective classes. We continue to invest in building out our disk systems product line, striving to provide superior edge-to-core data protection and data management solutions.

We are investing in software to provide superior disk and tape integration as well as highly differentiated end-to-end storage and data management solutions for the backup, archive and highly scalable data markets. New solutions will be integrated with or layered on our core deduplication, file system and replication technologies and focused on the growing markets for rich media, server virtualization and scalable file archiving markets. As noted earlier, we introduced a significant enhancement to our StorNext file system offerings in fiscal 2011 with the launch of StorNext 4.0. This release added more scalable data tiering as well as replication and file system deduplication capability to StorNext.

Although deduplication disk systems are rapidly becoming the standard for backup and fast recovery of archive data, automated tape systems continue to maintain a strong role in the data preservation hierarchy. We view our tape automation systems business as a mature segment of storage solutions. As a result, our research and development investments in tape technology are measured and strategic. Introductions in fiscal 2011 included the Scalar i6000, a significantly higher capacity enterprise library with enhanced features intended to better serve the archive market. These features included advanced statistical reporting, media and data integrity analysis and expanded media import/export capability. We continue LTO technology research and development efforts for future generation LTO products to maintain our technology position in the devices and media and tape automation systems markets. We continue to invest strategically in our enterprise, midrange and entry-level tape automation platforms to create innovative and differentiating technologies, features and solutions.

We maintain research and development facilities in Boulder, Colorado Springs and Englewood, Colorado; Irvine and San Jose, California; Mendota Heights, Minnesota; Richardson, Texas and Adelaide, Australia. Research and development costs were $73.0 million, $69.9 million and $70.5 million for fiscal 2011, 2010 and 2009, respectively.

Sales and Marketing

Our sales and marketing employees are focused on backup, recovery and archive solutions for our customers. The expertise of our sales and marketing professionals enables us to provide tailored advice and targeted solutions for our end user customers. Furthermore, since we offer many different ways of protecting data involving disk, tape and software, our recommendations can be broad and are based on what serves the customer best. We rely on our sales force and an array of channel partners to reach end user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our sales operations, including service sales, are based in Bellevue, Washington; Colorado Springs and Englewood, Colorado; Irvine and San Jose, California; Munich, Germany; Paris, France; Singapore City, Singapore; Shanghai, China and Bracknell and Northampton, U.K., with regional and field offices throughout North America, Europe and Asia.

Quantum Branded Sales Channels

For Quantum-branded products, we utilize distributors, VARs and direct marketing resellers. Our integrated Quantum Alliance™ Reseller Program provides our channel partners the option of purchasing products directly or through distribution and provides them access to a more comprehensive product line. Additionally, we sell directly to a select number of large corporate entities and government agencies.

OEM Relationships

We sell our products to several OEM customers that generally resell our hardware products under their own brand name and typically assume responsibility for product sales, end user service and support. We also license DXi software to certain OEM customers that include this software in their own brand name products. These OEM relationships enable us to reach end users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products.

Our OEM fulfillment models for hardware products vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another.

Customers

Customers for our systems products, including disk systems and data management software as well as tape automation systems, include Avnet, Inc. (“Avnet”), Dell, EMC Corporation (“EMC”), HP and IBM and a variety of other distributors, resellers and OEMs to reach end user customers from small businesses to government agencies and large, multinational corporations. Software OEMs and resellers include Fujitsu, Grass Valley Group, Inc. and NetApp, Inc. (“NetApp”). Our devices and media have achieved broad market acceptance in the midrange network server market with leading computer equipment manufacturers such as Dell, HP and Oracle Corporation (“Oracle”).

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and direct marketing resellers to reach end user customers. Sales to our top five customers represented 33% of revenue in fiscal 2011, 37% of revenue in fiscal 2010 and 42% of revenue in fiscal 2009. Sales to Dell comprised 10% of revenue in fiscal 2011 compared to 13% of revenue in fiscal 2010 and 14% of revenue in fiscal 2009. These sales concentrations do not include revenues from sales of our media that were sold to our top five customers by media licensees, for which we earn royalty revenue, or revenues from sales of products sold to these customers by our other customers. Through our Quantum Alliance Reseller Program and our emphasis on our branded business, we have expanded our customer base in recent years. With our continued focus on growing our branded business, we expect to continue to distribute our product revenue across a larger number of customers.

Strategic Licensing Partners

Multiple recording tape media manufacturing companies are qualified and licensed to manufacture, use, offer for sale and sell one or more of our LTO Ultrium and DLTtape media products. License agreements with these companies allow them to independently sell tape media cartridges for which we receive royalty payments. These strategic license agreements expand the market for LTO Ultrium and DLTtape media products and provide customers with multiple channels for obtaining tape media cartridges.

We have entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies. We have licensed certain technology to software OEM partners, under which the partner may use our DXi-Series data deduplication and replication enterprise software to deliver its own solution. We may license our technology, patents and similar intellectual property with select licensing partners in the future.

Competition

We are a leading independent supplier of backup, recovery and archive solutions. All the markets in which we participate continue to be highly competitive, and in some cases, our competitors in one market area are customers or suppliers in another. Our competitors often have greater financial, technical, manufacturing, marketing or other resources than we do. Additionally, the competitive landscape continues to change due to merger and acquisition activity.

In the tape automation market, we primarily compete for midrange and enterprise reseller and end user business with Dell, IBM and Oracle as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. (“BDT”) and several others that supply or manufacture similar products. In addition, disk backup products are a competitive alternative to tape products and solutions.

Our disk solutions compete with products sold by EMC, HP, IBM and NetApp. Additionally, a number of software companies that have traditionally been partners with us have added deduplication to their products and will at times compete with us, including CommVault Systems, Inc. and Symantec Corporation. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton, Inc. Our StorNext software products face competition from Cray, Inc., EMC, IBM, Oracle and Silicon Graphics, Inc.

At the storage device level, our main competitors in the market for performance tape drives are HP and IBM. Both IBM and HP develop and sell their own LTO tape drives, which compete with our LTO and DLT-S4 offerings. Our value line tape drives, DAT/DDS and DLT-V4, largely compete with those from HP. We also face competition from disk alternatives, including removable disk drives in the entry-level market. Although we have our own removable disk drive in RDX, several other companies sell removable disk drives, such as Dell, HP and Imation Corporation.

For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A titled, “We derive the majority of our revenue from products incorporating tape technology. If competition from new or alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely affected.”

Manufacturing

We utilize contract manufacturers to produce a number of our products and we manufacture various other products in our own facilities. During fiscal 2011, we continued to streamline our manufacturing processes and simplify our supply chain model through further integration and continuous improvement. We consolidated our externally manufactured products into a fewer number of key, quality contract manufacturing partners while reducing our overall cost and creating a stronger, more reliable chain of supply. We continue to improve our manufacturing operations by increasing the efficiency, cost effectiveness and quality of our manufacturing solutions in addition to reducing our inventory.

We outsource the manufacture of certain tape automation systems, tape devices and service parts from contract manufacturers. Our tape drives are sourced from Hungary and Malaysia. Certain automation products and assemblies are sourced in China, Malaysia, Singapore and the U.S.

We manufacture our disk products and certain tape automation systems and perform device and system configuration for our North American customers from our Colorado Springs, Colorado facility. In addition, we perform test and repair for these products in that same facility.

Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell one or more DLTtape and LTO Ultrium media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog is first reported. Therefore, our backlog generally grows during each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time significant shipments have occurred. As a result, our backlog as of the end of any fiscal quarter frequently is not material. Our backlog was immaterial as of both March 31, 2011 and March 31, 2010.

Information Technology and Infrastructure

We continue to focus on maintaining an environment of continuous improvement in our internal business system and global information technology infrastructure and partnering with key internal resources to ensure that the IT initiatives are aligned with the overall business strategy. IT works with various internal cross functional teams to identify areas where the IT team can add strategic value to Quantum products and processes. This has included working with our product and engineering teams to ensure that we have a robust and flexible backup architecture while also providing valuable feedback as a consumer of our own technology, leveraging a consolidated architecture that was implemented over the past several years to ensure timely delivery of IT services and application functionality, and continuing to utilize new technologies that can provide enhanced features at a lower cost.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2011, we hold 517 U.S. patents and have 86 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing storage industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

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

On occasion, we have entered into various patent licensing and cross-licensing agreements with other companies including EMC, HP, IBM, Maxtor Corporation, Oracle and Riverbed Technology, Inc. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable these third parties to use certain patents that we own and enable us to use certain patents owned by these third parties.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Employees

We had approximately 1,830 employees worldwide as of March 31, 2011.

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

New York Stock Exchange Certification

We submitted the certification of our Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to our compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on September 1, 2010 with no qualifications.

Executive Officers of Quantum Corporation

Set forth below are the names, positions and offices held by each executive officer, including a brief account of his or her business experience.

Name	Position with Quantum
Linda M. Breard	Chief Financial Officer
William C. Britts	Executive Vice President, Sales, Marketing and Service
Robert S. Clark	Senior Vice President, Disk and Tape Backup Product Group
Jon W. Gacek	Chief Executive Officer
Shawn D. Hall	Senior Vice President, General Counsel and Secretary
Janae S. Lee	Senior Vice President, File System and Archive Products

Ms. Breard became Chief Financial Officer in January 2011. She joined Quantum as Vice President of Finance in August 2006, upon Quantum’s acquisition of Advanced Digital Information Corporation (“ADIC”). In May 2009, she was promoted to Senior Vice President and also assumed responsibility for IT and Facilities. Previously, Ms. Breard spent eight years with ADIC in various leadership roles most recently as Vice President of Finance and Accounting. Prior to ADIC, she worked in public accounting for six years.

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

Mr. Clark joined Quantum as Director of Tape Products in August 2006, upon Quantum’s acquisition of ADIC. In March 2009, he was promoted to Vice President with responsibility for various product lines, as well as business operations and OEM sales. In April 2010, he was named Senior Vice President, Tape and OEM Product Group, subsequently reorganized as the Disk and Tape Backup Product Group. Prior to Quantum, Mr. Clark was at HP for 10 years in various engineering and sales positions.

Mr. Gacek became Chief Executive Officer and was also appointed to the Board of Directors in April 2011. He was President and Chief Operating Officer from January 2011 through March 2011. He joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of ADIC and was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last three years there. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions. Mr. Gacek serves on the board of directors for Market Leader, Inc. and Power-One, Inc.

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

Ms. Lee joined Quantum in October 2007 as Vice President, Marketing and in April 2010 was promoted to Senior Vice President, Disk and Software Products, subsequently reorganized as File System and Archive Products. She has more than 30 years experience in the storage industry, including 10 years working with a variety of companies in data reduction and file system software and hardware. Previously, she was Chief Executive Officer at TimeSpring Software Corporation, Vice President of Product, Marketing and Business Development at Avamar Technologies, and a senior sales and marketing executive at both Legato System, Inc. and IBM.

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

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk systems and software solutions, could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Avnet, Inc., Ingram Micro, Inc. and others. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.

Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise products, and the revenue associated with the on-site service of those products, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:
  A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;
  The reduction, delay or cancellation of orders or the return of a significant amount of products;
  Our inability to gain traction in developing new indirect sales channels for our branded products;
  The loss of one or more of such distributors or resellers;
  Any financial difficulties of such distributors or resellers that result in their inability to pay amounts owed to us; or
  Changes in requirements or programs that allow our products to be sold by third parties to government customers.
Our operating results depend on a limited number of products and on new product introductions, which may not be successful, in which case our business, financial condition and operating results may be materially and adversely affected.

A limited number of products comprise a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products. To compete effectively, we must continually improve existing products and introduce new ones, such as the DXi-Series, Scalar i6000 and the Scalar i40 and i80 product offerings as well as next generation software such as DXi2.0 and StorNext 4.0. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:
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

Our disk systems compete with product offerings of EMC, HP, IBM and NetApp. A number of our competitors also license technology from competing companies such as FalconStor Software, Inc. and Sepaton, Inc. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape automation products primarily compete with product offerings of BDT, Dell, HP, IBM, and Oracle. Increased competition has resulted in decreased prices for tape automation products and product offerings that incorporate new features and technologies. Pricing pressure is more pronounced in the tape automation market for entry-level products and least pronounced for enterprise products. Similar to our competitors, our products may be priced lower and often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. If competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our devices, which include tape drives and removable hard drives, compete with companies that develop, manufacture, market and sell similar products. The principal competitors for our devices include HP and IBM. Competition and industry consolidation has resulted in decreased prices and increasingly commoditized products. Our response has been to manage our device business at the material margin level and we have chosen not to compete for sales in intense price-based situations or if we would be unable to maintain a certain gross margin level. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from devices has decreased in recent years, our material margins have remained relatively stable over this period. We have exited certain portions of the device market and have anticipated decreased sales of devices. We face risk of reduced shipments of our devices beyond our plans, and could have reduced margins on these products, which could materially and adversely impact our business, financial condition and results of operations.

Additionally, the competitive landscape could change due to merger and acquisition activity in the storage industry, such as consolidations in prior years resulting from the purchase of Sun Microsystems, Inc. by Oracle and the acquisition of Data Domain, Inc. (“Data Domain”) by EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:
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

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a majority of our revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. Our tape products are increasingly challenged by products using alternative technologies, such as VTL, standard disk arrays and NAS. If disk products gain comparable or superior market acceptance, or their purchase prices decline, the competition resulting from these products would increase as our tape customers migrate toward them.

We are addressing this risk through our own targeted investment in disk systems and other alternative technologies; however, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. For example, sales to our top five customers in fiscal 2011 represented 33% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with customers are terminable at will. As an example, in fiscal 2011, sales to Dell contributed approximately 10% of our revenue, a decline from prior years. If we experience further declines in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large OEM customers as well as our value added resellers, channel partners and other distributors. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers such as distributors and VARs. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

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

Our capital structure includes debt, which has corresponding debt service obligations and our Credit Suisse senior credit agreement contains various operating and financial covenants that limit our discretion in the operation of our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business, financial condition and operating results could be materially and adversely affected.

Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due.

Potential consequences of having debt includes:
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
Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs depends upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us. Such a failure to repay our debt obligations when due would result in default under our loan agreements. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

Our Credit Suisse credit agreement (“CS credit agreement”) contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, as well as restrict our ability to:
  Incur debt;
  Incur liens;
  Make acquisitions of businesses or entities or sell certain assets;
  Make investments, including loans, guarantees and advances;
  Make capital expenditures beyond a certain threshold;
  Engage in transactions with affiliates;
  Pay dividends or engage in stock repurchases; and
  Enter into certain restrictive agreements.
Our ability to comply with covenants contained in this credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In prior years, we violated certain financial covenants under a prior credit agreement and received waivers or amendments for such violations. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Our CS credit agreement is collateralized by a pledge of all of our assets. If we were to default and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the CS credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

Our royalties, branded software and OEM deduplication software revenues are relatively profitable and can significantly impact total company profitability. A significant decline in royalty, branded software or OEM deduplication software revenues could materially and adversely affect our business, financial condition and operating results.

We receive royalty revenue based on tape media cartridges sold by Fujifilm Corporation, Imation Corporation, Hitachi Ltd., Maxell Limited, Sony Corporation and TDK Corporation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:
  The size of the installed base of devices and similar products that use tape media cartridges;
  The performance of our strategic licensing partners, which sell tape media cartridges;
  The relative growth in units of newer device products, since the associated media cartridges for newer products typically sell at higher prices than the media cartridges associated with older products;
  The media consumption habits and rates of end users;
  The pattern of device retirements; and
  The level of channel inventories.
Our media royalties depend on royalty rates and the quantity of media consumed in the market. We do not control licensee sales of these tape media cartridges. Reduced royalty rates, or a reduced installed device base using tape media cartridges, would result in further reductions in our royalty revenue and could reduce gross margins. This could materially and adversely affect our business, financial condition and results of operations.

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners.

Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort of our OEM deduplication software partners in marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, except for the first quarter of fiscal 2011 when significant revenue was recognized in accordance with contractual requirements, our OEM deduplication software revenue has significantly declined, which has negatively impacted our results.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions, to respond to adverse economic and industry conditions and from strategic management decisions. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.

Our inability to attract and retain skilled employees could adversely impact our business.

We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance or other factors. In addition, we may rely on the performance of employees whose skill sets are not sufficiently developed enough to completely realize the expected fulfillment of their job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, such as the $339 million goodwill impairment charge taken in fiscal 2009, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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

In addition, certain products or technologies acquired or developed by us may include “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:
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
  Customer fiscal year-ends and budget availability impacting customer demand for our products;
  Declines in royalty revenues;
  Declines in software revenues;
  Product development and ramp cycles and product performance or quality issues;
  Poor execution of and performance against expected sales and marketing plans and strategies;
  Reduced demand from our OEM or distribution, VAR and other large customers; and
  Increased competition.
If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2011, we held 517 U.S. patents and had 86 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information.

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

Although we use third parties to manufacture certain of our products, we also manufacture products in-house. Managing our in-house manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our products to ensure that we have sufficient components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components can be complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. These same risks exist with our third party contract manufacturing partners. Our business and operating results could be materially and adversely affected if we incur increased costs, or are unable to fulfill customer orders.

Some of our manufacturing, component production and service repair are outsourced to third party contract manufacturers, component suppliers and service providers. If we cannot obtain products, parts and services from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition and results of operations.

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
  Cost and purchase commitments
  We may not be able to control the costs for the products our business partners manufacture for us or the services they provide to us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We could be responsible for the financial impact on the contract manufacturer, supplier or service provider of any reduction or product mix shift in the forecast relative to materials that they had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay them for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and operating losses based on these purchase commitments. With respect to service providers, although we have contracts for most of our third party repair service vendors, the contract period may not be the same as the underlying service contract with our customer. In such cases, we face risks that the third party service provider may increase the cost of providing services over subsequent periods contracted with our customer.

  Financial condition and stability
  Our third party business partners may suffer adverse financial or operational results or may be negatively impacted by global and local economic conditions. Therefore, we may face interruptions in the supply of product components or service as a result of financial or other volatility affecting our supply chain. We could suffer production downtime or increased costs to procure alternate products or services as a result of the possible inadequate financial condition of one or more of our business partners.
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
Any or all of these risks could have a material adverse effect on our business. In the past we have successfully transitioned products or component supply from one supplier to another existing supplier of different products or to our own facilities without significant financial or operational impact, but there is no guarantee of our continued ability to do so.

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

We continue to face risks related to the slow economic recovery.

The economic crisis in the U.S. and global financial markets had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets to refinance certain debt. The initial impact of this economic crisis was reflected in our results for the second quarter of fiscal 2009. We continue to face risks related to the slow economic recovery and concerns of a return to a recession, including the impact to our results in the first half of fiscal 2011 from economic conditions in Europe. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors owned approximately 37% of our common stock as of March 31, 2011. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure. The opposite has also occurred whereby a shareholder purchases a significant equity position, creating demand for our common stock and an increased stock price.

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

From time to time we have made acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and may make acquisitions in the future, subject to certain debt covenants. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:
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
  The cost associated with the acquisition, including restructuring actions, which may require cash payments that, if large enough, could materially and adversely affect our liquidity; and
  Assumption of unknown liabilities or other unanticipated adverse events or circumstances.
Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could negatively impact our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2011:

Location	Function
North America
San Jose, CA	Corporate headquarters, sales, research and development
Irvine, CA	Administration, sales, service, research and development
Colorado Springs, CO	Operations, service, research and development, sales, administration
Boulder, CO	Research and development
Englewood, CO	Research and development, service, sales, operations
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Sales and administration
Other North America	Sales, research and development

Europe
Paris, France	Sales
Munich, Germany	Sales and service
Zurich, Switzerland	Operations and administration
Bracknell, UK	Sales and service
Northampton, UK	Sales and service
Other Europe	Sales, service and administration

Asia Pacific
Adelaide, Australia	Research and development
Brisbane, Australia	Sales and administration
Shanghai, China	Sales
Tokyo, Japan	Sales and media procurement
Kuala Lumpur, Malaysia	Administration and customer service
Singapore City, Singapore	Sales and distribution
Other Asia Pacific	Sales

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of June 3, 2011, the closing price of our common stock was $3.37 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2011	High	Low
First quarter ended June 30, 2010	$2.98	$1.85
Second quarter ended September 30, 2010	2.15	1.11
Third quarter ended December 31, 2010	4.00	1.89
Fourth quarter ended March 31, 2011	4.45	2.19

Fiscal 2010	High	Low
First quarter ended June 30, 2009	$1.50	$0.66
Second quarter ended September 30, 2009	1.30	0.79
Third quarter ended December 31, 2009	3.15	1.15
Fourth quarter ended March 31, 2010	3.18	2.18

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our senior secured term debt agreement. See “Liquidity and Capital Resources” in Item 7 and also Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

As of June 3, 2011, there were 1,546 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2011 for the period since March 31, 2006 to the cumulative total return over such period of (i) the NASDAQ Composite Index, and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes the investment of $100 on March 31, 2006 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2007, March 31, 2008, March 31, 2009, March 31, 2010 and March 31, 2011. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

This summary of selected consolidated financial information of Quantum for fiscal 2007 to 2011 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have acquired companies in addition to certain other items that affect the comparability of the selected financial information as described below.

Acquisitions

On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation. The selected information below includes the results of operations of our acquisition from the acquisition date.

Other Items

Fiscal 2010 results included a $12.9 million gain on debt extinguishment, net of costs. Fiscal 2009 results included $11.0 million of royalty revenue from a legal settlement and a $339.0 million goodwill impairment charge. We had a $12.6 million loss on debt extinguishment, net of costs in fiscal 2008. The results of operations for fiscal 2007 included $14.7 million of purchased in-process research and development in connection with the acquisition of ADIC.

	For the year ended March 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenue	$672,270	$681,427	$808,972	$975,702	$1,016,174
Total cost of revenue	389,288	401,390	504,658	656,598	722,789
Gross margin	282,982	280,037	304,314	319,104	293,385
Income (loss) from operations	24,704	29,309	(329,925)	(8,097)	(27,154)
Net income (loss)	4,541	16,634	(358,264)	(60,234)	(64,094)
Basic net income (loss) per share	0.02	0.08	(1.71)	(0.30)	(0.33)
Diluted net income (loss) per share	0.02	0.02	(1.71)	(0.30)	(0.33)

	As of March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$430,965	$504,143	$549,369	$1,065,725	$1,125,829
Short-term debt	1,067	23,983	4,000	4,000	25,000
Long-term debt	238,267	305,899	404,000	496,000	497,500

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to solve customers’ data protection, retention and management challenges. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies and cost savings while minimizing risk and protecting customers’ prior investments. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk system solutions featuring deduplication and replication technology. We have products spanning from entry-level autoloaders to enterprise libraries, and are a supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

Business

We earn our revenue from the sale of products, systems and services through our sales force and an array of channel partners to reach end user customers, which range in size from small businesses to multinational enterprises. Our products are sold under both the Quantum brand name and the names of various OEM customers. We have a broad portfolio of disk systems, software solutions, tape automation systems, tape drives and other devices and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. The majority of our disk systems and tape automation systems include software features that provide disk and tape integration capabilities with our core deduplication and replication technologies. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments.

We have been transforming the company into a systems and solutions provider over the past few years, introducing offerings in the significant growth markets of disk and software backup and archive and introducing strategic enhancements and offerings in the tape automation market while continuing to provide service and support to new and existing customers. We have worked to improve revenue momentum, especially through our partners, and to continue improving operating performance. For fiscal 2011, we were focused on increasing disk systems and software solutions revenue, gaining share in the open systems tape automation market and delivering new technology in order to extend our ability to grow by continuing to extend and improve our product portfolio, expanding our position with the VAR channel and further investing in our technology platform.

During fiscal 2011, we continued to invest in our technology platform which resulted in a number of new product introductions and upgrades that extended and improved our product offerings, as well as development efforts on new products and features that will be released in the future. New product introductions and upgrades in fiscal 2011 included the DXi8500 disk system for enterprise solutions, the DXi6700 for midrange customers and the entry-level DXi4500 family in addition to the DXi 2.0 software release. We also introduced the Scalar i6000 tape automation solution for enterprise environments, the entry-level Scalar i40 and i80, StorNext 4.0 and version 4.0 of the Quantum Vision™ software as well as additional upgrades and enhancements to our disk systems, software solutions and tape automation systems. In the past year and a half we have refreshed the majority of our primary product lines, expanding our offerings for end user customers. We believe we are competitively positioned in the market with the strongest product portfolio that we have offered in several years.

We increased sales traction with the VAR channel during fiscal 2011 as evidenced by an increase in our branded revenue for the year. This was the result of both increased sales by certain existing partners and expanding our partner base. Our sales and marketing teams implemented a number of initiatives and efforts to provide our channel partners with support ranging from lead generation to customer references as well as product education and other training programs. We have noted those partners that are more closely technically aligned with regard to our product portfolio are the partners with stronger results. In addition, we continued to work with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market and resulting actions by competitors, purchased Quantum products.

We continued to improve our capital structure in fiscal 2011 by significantly reducing our senior term debt, making the final payment on the convertible subordinated debt issued in 2003 and refinancing the 12% subordinated term debt with proceeds from the issuance of 3.5% convertible subordinated debt. At March 31, 2011, we had $104.3 million of senior term debt and $135 million of convertible subordinated debt. We plan to continue making principal prepayments on the senior term debt during fiscal 2012.

We view fiscal 2011 as a year that we shifted our focus from repositioning and restructuring Quantum to a focus on growth. We had expected revenue declines in OEM and royalty revenue this year; however, we delivered revenue growth in those areas where we were focused, which were total branded revenue and both branded disk systems and branded software solutions revenue. We made significant progress adding new customers that sell our disk systems and software solutions as well as tape automation systems and increased our alignment with existing and new channel partners. We focused our development efforts on launching Quantum branded products that provide end user customers with unique solutions and value to meet their backup, recovery and archive needs.

Evaluating the growth in the markets for our products and their associated impact to our fiscal 2012 plans, we participate in a tape market that is mature, a disk backup market that is growing and a file system and archive market that is also growing with significant potential for innovation and new solutions. As a result, in fiscal 2012 we expect total revenue to increase due to growth in branded disk systems and software solutions revenue, and we expect branded tape automation systems revenue to remain similar in fiscal 2012 compared to fiscal 2011 due to our continued efforts to increase market share by acquiring new customers in this declining market. We anticipate declines in OEM, royalty and branded devices and media revenue consistent with overall market expectations for the tape market.

Although our strategy, opportunity and goals for fiscal 2012 are not significantly different than fiscal 2011, we believe we are better positioned to execute on our growth plan. We have made changes in our sales and marketing organization to support growth in fiscal 2012, including restructuring our sales resources based on end user requirements, increasing our efforts to achieve tighter technical alignment on our complete product portfolio with our channel partners as well as actively pursuing opportunities to expand the market reach for our products. Another key area of focus for fiscal 2012 is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions as well as introducing our initial StorNext appliance and expanding professional services and custom engineering. We believe our current tape automation systems, disk systems and software solutions provide excellent value propositions for customers and we plan to continue to expand the breadth and depth of our product and service offerings in fiscal 2012. We are focused on advancing these objectives to take advantage of our improved position in the markets in which we participate to grow revenue in fiscal 2012 and create shareholder value.

Results

In fiscal 2011, we saw improved revenue momentum with our partners, especially for midrange disk systems, and our continued efforts to increase revenue from disk systems and software solutions resulted in a 33% increase in disk systems and software solutions revenue in fiscal 2011 compared to a 5% decrease in fiscal 2010 from fiscal 2009. In fiscal 2011, we invested significantly in our product portfolio and continued to develop new technologies that will be the framework for future new product introductions. We had our second consecutive fiscal year of net income and continued to improve gross margins. In addition, we generated $52.3 million in cash from operations.

We had total revenue of $672.3 million in fiscal 2011, a 1% decrease from fiscal 2010 primarily due to expected reductions in OEM revenue, including devices and media and tape automation systems. Our product revenue from OEM customers decreased 16% while revenue from branded products increased 7% from fiscal 2010 primarily due to increased disk systems and software solutions revenue. Service revenue decreased primarily due to lower OEM repair revenue. Our focus on growing the branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business, at 79% in fiscal 2011 compared to 74% in fiscal 2010 and 67% in fiscal 2009. Royalty revenue decreased 7% primarily due to declining royalties from older DLT media, partially offset by growth in LTO royalties.

Our gross margin percentage increased 100 basis points in fiscal 2011 to 42.1% largely from decreased intangible amortization and also due to the continued shift in sales mix toward higher margin products and services. Gross margin was favorably impacted by product sales through our branded channels, which, as noted above, comprised a larger percentage of non-royalty revenue in fiscal 2011 than in fiscal 2010. The gross margin percentage increase was tempered by the decrease in royalty revenue.

Operating expenses increased $7.6 million, or 3%, primarily due to increased sales and marketing expenses from our efforts to drive branded revenue growth and expand our position within the channel. We had $24.7 million in income from operations in fiscal 2011, down from $29.3 million in fiscal 2010, and our second consecutive fiscal year with income from operations.

Interest expense decreased in fiscal 2011 largely due to a net decrease in average interest rates from refinancing the subordinated term debt in fiscal 2011. In addition during fiscal 2011, we paid $81.7 million in principal on our senior secured term debt, decreasing our acquisition-related term debt to $104.3 million at March 31, 2011. We have reduced our acquisition-related debt by 79% since its inception in August 2006. The $22.1 million convertible subordinated notes issued in 2003 were paid at maturity during fiscal 2011. We continued to generate cash from operating activities, with $52.3 million in fiscal 2011 compared to $100.2 million in fiscal 2010.

The following discussion of our financial condition and results of operations is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year and the primary factors for those changes.

RESULTS OF OPERATIONS FOR FISCAL 2011, 2010 AND 2009

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Product revenue	$456,903	68.0%	$456,101	66.9%	$556,484	68.8%	$802	0.2%	$(100,383)	(18.0)%
Service revenue	151,095	22.5%	156,477	23.0%	164,664	20.4%	(5,382)	(3.4)%	(8,187)	(5.0)%
Royalty revenue	64,272	9.5%	68,849	10.1%	87,824	10.8%	(4,577)	(6.6)%	(18,975)	(21.6)%
Total revenue	$672,270	100.0%	$681,427	100.0%	$808,972	100.0%	$(9,157)	(1.3)%	$(127,545)	(15.8)%

Total revenue decreased in fiscal 2011 compared to fiscal 2010 primarily due to expected reductions in OEM, service and royalty revenue. We had a slight increase in product revenue primarily due to increased sales of disk systems and software solutions revenue, largely offset by expected reductions in OEM devices and media revenue from a number of devices reaching end of life and expected decreases in OEM tape automation systems revenue.

Total revenue decreased in fiscal 2010 compared to fiscal 2009 primarily due to expected reductions in OEM revenue, including tape automation systems and devices and media sales, because we continued to choose not to pursue sales of products that typically have lower margins and also from lower branded revenue primarily as a result of the global recession reducing market demand. In addition, OEM deduplication software revenue decreased due to the changed nature of our relationship with EMC Corporation. Royalty revenues declined primarily from a royalty settlement in fiscal 2009 that was not repeated in fiscal 2010 while service revenue decreased from fiscal 2009, reflecting the reduction in our OEM product revenue and associated service relationships.

Product Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Disk systems and software
solutions	$110,678	16.5%	$83,508	12.3%	$87,574	10.8%	$27,170	32.5%	$(4,066)	(4.6)%
Tape automation systems	254,153	37.8%	263,977	38.7%	317,907	39.3%	(9,824)	(3.7)%	(53,930)	(17.0)%
Devices and media	92,072	13.7%	108,616	15.9%	151,003	18.7%	(16,544)	(15.2)%	(42,387)	(28.1)%
Total product revenue	$456,903	68.0%	$456,101	66.9%	$556,484	68.8%	$802	0.2%	$(100,383)	(18.0)%

Fiscal 2011 Compared to Fiscal 2010

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased slightly from fiscal 2010, primarily due to increased sales of disk systems and software solutions, mostly offset by anticipated decreases in devices and media and tape automation systems. Revenue from sales of branded products increased 7% in fiscal 2011 compared to fiscal 2010 also primarily due to increased sales of disk systems and software solutions.

A primary goal for fiscal 2011 was to grow revenue from disk systems and software solutions. We introduced new disk products and upgrades to both disk systems and to software solutions in fiscal 2011. We have also worked to expand engagement with our channel partners to increase sales of disk systems and software solutions. Revenue from disk systems and software solutions increased 33% to $110.7 million in fiscal 2011 compared to fiscal 2010, primarily due to increased midrange disk product sales. Midrange disk systems revenue nearly tripled from fiscal 2010 primarily due to the addition of revenue from our DXi6700 product family and increased sales of the DXi6500 product family. In addition, StorNext software revenue also continued to increase compared to prior years. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in fiscal 2011 compared to fiscal 2010.

Tape automation systems sales decreased $9.8 million, or 4%, in fiscal 2011 compared to fiscal 2010. This decrease was primarily due to expected declines in OEM revenues from our decision to exit portions of this market in prior years as well as declining demand in the overall tape automation market. We had a smaller decrease in branded tape automation systems revenue due to declines in enterprise and midrange product sales mostly offset by increased entry-level product sales from the addition of the Scalar i40 and i80 products.

Product revenue from devices, including tape drives and removable hard drives, and non-royalty media sales decreased 15% to $92.1 million primarily due to anticipated decreases in sales of older OEM device technologies that reached, or are nearing, end of life. We continue to be strategic with media sales and have chosen to not pursue opportunities that do not provide sufficient margins. Media revenues were approximately the same as fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Product revenue from OEM sales decreased $72.0 million, while revenue from branded products decreased $28.4 million. The product revenue decrease was most pronounced in our tape automation systems and to a lesser extent from devices and media products. We had a modest decrease in our disk systems and software solutions revenue.

Revenue from disk systems and software solutions decreased $4.1 million to $83.5 million in fiscal 2010 compared to fiscal 2009 due to decreased OEM deduplication software revenue which was partially offset by increases in branded disk systems and software solutions revenue. Our focus on expanding disk systems and software solutions revenue was reflected in increased sales of our branded DXi-Series products, including DXi7500 revenues and the addition of revenue from our DXi6500 product family. In addition, StorNext software revenue increased in fiscal 2010.

Tape automation system sales decreased $53.9 million to $264.0 million in fiscal 2010 compared to fiscal 2009. This decrease was primarily due to the decline in demand resulting from the global recession and to a lesser extent from our decision to exit portions of the entry-level automation market in fiscal 2010 and prior years. Over half of the decrease was attributable to reduced revenue from OEM customers in fiscal 2010.

Devices and media product revenues decreased $42.4 million to $108.6 million largely due to decreased sales of midrange and, to a lesser extent, entry-level drives sold to OEMs as our older tape drives reach their end of life. We continued to place emphasis on sales of non-royalty media that bring higher margins and to not pursue volume sales at lower margins, resulting in lower overall revenue from non-royalty media products.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased 3% to $151.1 million in fiscal 2011 compared to fiscal 2010 primarily due to planned decreases in OEM product repair services and, to a lesser extent, reduced hardware service contracts from our OEM customers. OEM service revenue decreases are due to many of our device products that have reached, or are nearing, end of service life. Service revenue from our branded products was approximately the same as fiscal 2010.

Service revenue decreased $8.2 million to $156.5 million in fiscal 2010 compared to fiscal 2009 primarily due to reduced service revenues from OEM customers. Although service revenue related to our branded products increased slightly in fiscal 2010, this increase was tempered in the first of half of fiscal 2010 due to several changes in customer trends during this period. These included customers renewing their service contracts for shorter periods, choosing lower cost and slower response time service levels and waiting longer periods after a contract lapsed to renew. It appears these changed trends for the first half of fiscal 2010 were in response to the recession and reduced IT budgets.

Royalty Revenue

Royalty revenue declined 7%, or $4.6 million, in fiscal 2011 due to expected decreases of maturing DLT media unit sales by media licensees. These decreases were partially offset by increased royalties from LTO media in fiscal 2011.

Royalty revenue declined $19.0 million to $68.8 million in fiscal 2010 primarily due to $11.0 million in royalty revenue recorded in connection with a settlement agreement in fiscal 2009 that was not repeated. Tape media royalties decreased $8.0 million in fiscal 2010 compared to fiscal 2009 primarily due to lower media unit sales of DLT media and, to a lesser extent, LTO media.

Looking Forward

For fiscal 2012, we anticipate total revenue will increase as a result of increased branded revenue with continued growth in branded disk systems and software solutions due to our focus in these areas and market opportunities. We believe increased customer awareness and interest in our offerings will also contribute to growth in branded disk systems and software solutions revenue. We expect branded tape automation systems revenue will be similar in fiscal 2012 compared to fiscal 2011 due to market share gains in a declining tape market. In addition, we anticipate additional new products and enhancements across our portfolio will contribute to increased branded disk systems and software solutions sales as well as maintaining branded tape automation systems revenue in fiscal 2012. However, we project continued declines in OEM, royalty and branded devices and media revenue in fiscal 2012 that align with overall market expectations.

Gross Margin

	For the year ended March 31,							Change
(dollars in thousands)	2011			2010		2009		2011 vs. 2010		2010 vs. 2009
	Margin		Margin Rate	Margin	Margin Rate	Margin	Margin Rate
Product gross margin	$162,528		35.6%	$155,533	34.1%	$176,889	31.8%	$6,995	4.5%	$(21,356)	(12.1)%
Service gross margin	56,784		37.6%	55,655	35.6%	39,601	24.0%	1,129	2.0%	16,054	40.5%
Royalty gross margin	64,272		100.0%	68,849	100.0%	87,824	100.0%	(4,577)	(6.6)%	(18,975)	(21.6)%
Gross margin	$282,982	*	42.1%	$280,037	41.1%	$304,314	37.6%	$2,945	1.1%	$(24,277)	(8.0)%

____________________

* Fiscal 2011 total gross margin includes $0.6 million of restructuring charges related to cost of revenue.

Fiscal 2011 Compared to Fiscal 2010

The 100 basis point increase in gross margin percentage in fiscal 2011 compared to fiscal 2010 was largely due to lower intangible amortization from certain intangibles becoming fully amortized in the first half of fiscal 2011. In addition, gross margin was favorably impacted by the continued shift in sales mix toward higher margin products and services. Product sales through our branded channels comprised a higher percentage of non-royalty revenue in fiscal 2011 than fiscal 2010. Branded sales comprised 79% of non-royalty revenue in fiscal 2011, compared to 74% for fiscal 2010. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins. Contributing to the change in our revenue mix was our emphasis on sales growth of our disk systems and software solutions which increased to 17% of revenue in fiscal 2011 compared to 12% of revenue in the prior year. The gross margin percentage increase was tempered by the $4.6 million decrease in royalty revenue.

Fiscal 2010 Compared to Fiscal 2009

The 350 basis point increase in gross margin percentage in fiscal 2010 compared to fiscal 2009 was largely due to a shift in our revenue mix as we emphasized sales of our disk systems and software solutions and branded revenues. Gross margin rates were also favorably impacted by cost-saving initiatives implemented in fiscal 2010 and prior years. Revenues from branded products and services in fiscal 2010 comprised 74% of non-royalty revenue compared to 67% of non-royalty revenue in fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins.

Product Gross Margin

Fiscal 2011 Compared to Fiscal 2010

Product gross margin dollars increased $7.0 million, or 5%, and product gross margin percentage improved approximately 150 basis points from fiscal 2010 although product revenue was approximately the same in fiscal 2011 compared to fiscal 2010. These margin increases were primarily due to a $7.4 million decrease in intangible amortization in fiscal 2011. Product gross margin was also favorably impacted by the change in our product revenue mix compared to fiscal 2010. Revenue from branded product sales increased 7% in fiscal 2011. In addition, revenue from disk systems and software solutions increased to 24% of product revenue in fiscal 2011, compared to 18% of product revenue in fiscal 2010. Offsetting the change in product revenue mix was increased warranty expense due to warranty benefits in fiscal 2010 compared to warranty expense in fiscal 2011. Warranty benefits in the prior year were attributable to decreasing overall service and repair costs, a declining number of in-warranty units repaired and numerous products reaching the end of their warranty coverage.

Fiscal 2010 Compared to Fiscal 2009

Product gross margin dollars decreased $21.4 million or 12% on a product revenue decrease of 18% in fiscal 2010 compared to fiscal 2009 while our product gross margin percentage improved approximately 230 basis points in fiscal 2010 compared to fiscal 2009. The increased product gross margin percentage was primarily due to the combination of a continued shift in our product revenue mix to higher margin products and improvements in our manufacturing cost structure. The mix shift includes a greater proportion of branded products, including increased branded disk systems and software solutions. Although OEM deduplication software revenue decreased in fiscal 2010, product revenue from disk systems and software solutions increased to 18% of product revenue in fiscal 2010 compared to 16% in fiscal 2009. Cost-cutting measures and manufacturing efficiencies implemented in the current and prior year also contributed to improved product gross margin rates compared to the prior year.

Service Gross Margin

Fiscal 2011 Compared to Fiscal 2010

Service gross margin dollars increased $1.1 million, or approximately 2%, despite a 3% reduction in service revenue in fiscal 2011 compared to the prior year. Additionally, our service gross margin percentage increased 200 basis points to 37.6% in fiscal 2011 from 35.6% in fiscal 2010, primarily due to expense reductions in our service delivery model. In addition, branded service revenue comprised a larger proportion of service revenue in fiscal 2011 than in fiscal 2010 primarily due to declines in repairs for OEM customers. Product repairs and service for OEM customers typically have a lower service margin than similar services for branded products. We have reduced expense in our service delivery model by repairing certain product lines in our facilities at a lower cost in fiscal 2011 than we incurred with external service providers in prior years.

Fiscal 2010 Compared to Fiscal 2009

Service gross margin dollars increased $16.1 million, or approximately 41%, despite a 5% reduction in service revenue in fiscal 2010 compared to the prior year. Additionally, our service gross margin percentage increased to 35.6% in fiscal 2010 from 24.0% in fiscal 2009. These increases were primarily due to cost reductions in our service delivery model and reduced lower-margin OEM repair activities. Efficiencies in our service delivery model that contributed to the increased service gross margin percentage included streamlining processes, consolidating service inventory locations, reducing headcount and decreasing third party external service providers and freight vendors as well as related expenses. In addition, we had decreased lower of cost or market inventory charges related to imminent end of service life dates on certain product families and planned product roadmap transitions compared to fiscal 2009.

Looking Forward

In fiscal 2012, we expect the projected growth in overall revenue to increase the gross margin rate due to the increased percentage of revenue from branded sales which typically have a higher gross margin. Tempering this anticipated increase is the absence of the majority of the OEM deduplication software revenue that was included in our fiscal 2011 results as well as expected declines in royalty revenue in fiscal 2012. OEM deduplication software revenue and royalty revenue both provide some of our highest gross margins. In addition, we continue to closely manage our manufacturing, service and repair costs.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Research and development	$73,008	10.9%	$69,949	10.3%	$70,537	8.7%	$3,059	4.4%	$(588)	(0.8)%

Fiscal 2011 Compared to Fiscal 2010

The increase in research and development expenses for fiscal 2011 was primarily due to a $3.7 million increase in salaries and benefits from investment in our disk systems and software engineering teams to support new product development efforts. Partially offsetting this increase was a $0.8 million decrease in project materials due to the types of products under development and related testing material requirements compared to the prior year.

Fiscal 2010 Compared to Fiscal 2009

Research and development expenses decreased slightly during fiscal 2010 compared to fiscal 2009 largely due to cost-cutting initiatives and efforts to streamline processes that reduced expenses. These cost reductions were largely offset by increased research and development activities in strategic areas of our business, including the release of several new products in fiscal 2010. Depreciation expense decreased $1.0 million due to a number of assets supporting our research and development efforts becoming fully depreciated during fiscal 2010. Salaries and benefits decreased $0.4 million primarily due to lower headcount compared to fiscal 2009. A $0.3 million decrease in project materials was primarily due to reduced tape automation system development material needs compared to fiscal 2009. These decreases were partially offset by a $1.2 million increase in external service provider expense in support of a number of new products under development in fiscal 2010.

Looking Forward

In fiscal 2012, we anticipate increased research and development expenses from additional investments in development efforts to expand our disk systems and software solutions offerings, including the launch of our initial StorNext appliance.

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Sales and marketing	$122,768	18.3%	$114,612	16.8%	$141,250	17.5%	$8,156	7.1%	$(26,638)	(18.9)%

Fiscal 2011 Compared to Fiscal 2010

Sales and marketing expenses increased in fiscal 2011 primarily due to a $5.4 million increase in salaries and benefits from growing our branded sales force and marketing team. In addition, advertising and marketing expenditures increased by $1.8 million from supporting new product introductions and efforts to expand our position with existing and new channel partners to drive future growth.

Fiscal 2010 Compared to Fiscal 2009

Sales and marketing expenses decreased during fiscal 2010 compared to fiscal 2009 due to continued cost-saving initiatives and efforts to continue to align our sales and marketing resources with market conditions and opportunities. Salaries and benefits decreased $13.6 million due to reduced headcount in fiscal 2010. Marketing-related expenses, such as marketing materials and trade shows, decreased $4.7 million, travel expenses decreased $3.1 million and external service provider expense decreased $1.1 million in fiscal 2010 compared to the prior year. In addition, amortization expense decreased $1.5 million during fiscal 2010 compared to fiscal 2009 due to certain intangible assets becoming fully amortized during fiscal 2009.

Looking Forward

In fiscal 2012, we anticipate similar sales and marketing expenses as in fiscal 2011; however, we have implemented changes to our sales and marketing organization to apply sales resources based on end user requirements and to deploy our marketing resources with increased emphasis on expanding technical alignment across our product portfolio with our existing and new channel partners, including increasing the breadth and depth of technical resources and training for our partners.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
General and administrative	$59,460	8.8%	$61,372	9.0%	$76,645	9.5%	$(1,912)	(3.1)%	$(15,273)	(19.9)%

Fiscal 2011 Compared to Fiscal 2010

The decrease in general and administrative expenses was primarily due to a $1.0 million decrease in net VAT expense primarily due to provisions for VAT audits during fiscal 2010 that were not repeated in fiscal 2011. In addition, we had a $0.8 million decrease in legal expenses compared to fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

The $15.3 million decrease in general and administrative expenses during fiscal 2010 compared to fiscal 2009 was primarily due to decreases of $6.1 million in legal expenses, $3.4 million in salaries and benefits, $1.6 million in external service providers expense and $1.0 million in bad debt expense. Legal expenses decreased primarily due to intellectual property protection efforts in fiscal 2009 that did not reoccur in fiscal 2010 in addition to company-wide cost-savings initiatives. Salaries and benefits decreased in fiscal 2010 compared to fiscal 2009 due to reduced headcount, and external service provider expense decreased as a result of cost-savings initiatives. Bad debt expense decreased due to net recoveries from collection efforts and continued close monitoring of credit worthiness of customers in fiscal 2010.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost
of revenue	$602	0.1%	$—	—%	$—	—%	$602	100.0%	$—	—%
Restructuring charges in operating
expenses	3,042	0.5%	4,795	0.7%	6,807	0.8%	(1,753)	(36.6)%	(2,012)	(29.6)%
Total restructuring charges	$3,644	0.5%	$4,795	0.7%	$6,807	0.8%	$(1,151)	(24.0)%	$(2,012)	(29.6)%

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2011, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. In fiscal 2010 and 2009, restructuring actions to consolidate operations supporting our business were primarily in response to the global recession. For additional information and disclosure of restructuring charges refer to Note 8 “Restructuring” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Fiscal 2011 Compared to Fiscal 2010

The decrease in restructuring charges in fiscal 2011 was primarily due to a $5.3 million decrease in facility restructuring charges from vacating and accruing the remaining contractual lease payments on four facilities in the prior year as well as negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts in fiscal 2011. Partially offsetting this decrease was a $3.0 million increase in severance and benefits expense as a result of strategic management decisions to consolidate operations supporting our business in the fourth quarter of fiscal 2011. The restructuring charges related to cost of revenue were costs from exiting a supplier relationship in fiscal 2011.

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

Goodwill Impairment

We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year or more frequently when indicators of impairment are present. We had no goodwill impairment in fiscal 2011 or fiscal 2010 compared to a $339.0 million impairment in fiscal 2009. We were not at risk of failing step one of either the fiscal 2011 or fiscal 2010 annual goodwill impairment tests. The fiscal 2009 impairment evaluation began in the third quarter of fiscal 2009 due to the following impairment indicators:
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

Interest Income and Other, Net

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Interest income and other, net	$1,199	0.2%	$1,255	0.2%	$41	—%	$(56)	(4.5)%	$1,214	n/m

Fiscal 2011 Compared to Fiscal 2010

Interest income and other, net was relatively unchanged in fiscal 2011 compared to fiscal 2010 from the net result of offsetting changes. We had a $1.2 million decrease from fair value gains on an interest rate collar in fiscal 2010 that expired in fiscal 2010 and $0.9 million in fees for an amendment to our senior secured credit agreement in fiscal 2011. These were offset by a $0.9 million net increase in foreign exchange gains primarily due to the U.S. dollar weakening against the Australian dollar and the euro in fiscal 2011 compared to fiscal 2010 and $0.9 million in investment gains on private technology venture limited partnerships.

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

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Interest expense	$20,163	3.0%	$25,515	3.7%	$29,261	3.6%	$(5,352)	(21.0)%	$(3,746)	(12.8)%

Fiscal 2011 Compared to Fiscal 2010

Interest expense decreased in fiscal 2011 compared to fiscal 2010 primarily due to decreased average interest rates from refinancing the subordinated term debt with 3.5% convertible subordinated notes issued in November 2010. In addition, we reduced our outstanding senior secured term debt balance by $81.7 million and this term debt had lower interest rates compared to fiscal 2010, both of which contributed to decreased interest expense.

Fiscal 2010 Compared to Fiscal 2009

Interest expense decreased in fiscal 2010 compared to fiscal 2009 primarily due to reducing our outstanding senior secured term debt balance by $61.9 million. In addition we refinanced $137.9 million of our outstanding 4.375% convertible subordinated notes with $121.7 million in subordinated term loans, reducing our debt liability an additional $16.2 million in fiscal 2010. Partially offsetting this decrease was higher interest expense related to this refinancing because the replacement term debt carried a higher fixed interest rate. As a result, our weighted average interest rate increased approximately 100 basis points in fiscal 2010 compared to fiscal 2009.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities and also included prepayment fees in fiscal 2009. For further information, refer to Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

Looking Forward

We expect quarterly interest expense in fiscal 2012 to be similar to interest expense in the fourth quarter of fiscal 2011. In addition, we plan to continue making principal payments in excess of the required quarterly amount on the senior term debt during fiscal 2012.

Gain (Loss) on Debt Extinguishment, Net

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of revenue		% of revenue		% of revenue
Gain (loss) on debt
extinguishment, net	$(1,186)	(0.2)%	$12,859	1.9%	$—	—%	$(14,045)	(109.2)%	$12,859	n/m

During the third quarter of fiscal 2011, we issued $135 million aggregate principal of 3.50% convertible subordinated notes (“current notes”). We used the proceeds from the issuance to fully repay the subordinated term loans. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to the subordinated term loans.

During fiscal 2010, we refinanced $137.9 million aggregate principal amount of our prior convertible subordinated debt, consisting of $87.2 million through a tender offer and $50.7 million in a private transaction. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
		% of pre-tax income		% of pre-tax income		% of pre-tax loss
Income tax provision (benefit)	$13	0.3%	$1,274	7.1%	$(881)	0.2%	$(1,261)	(99.0)%	$2,155	n/m

The $1.3 million decrease in tax expense in fiscal 2011 compared to fiscal 2010 was primarily due to the release of $0.9 million in tax liabilities in foreign jurisdictions in fiscal 2011. Tax expense in fiscal 2011 was primarily comprised of foreign income taxes and state taxes, offset by the release of tax liabilities in foreign jurisdictions due to a favorable settlement and expiration of statutes of limitation. Tax expense in fiscal 2010 was primarily comprised of foreign income taxes and state taxes. The tax benefit for fiscal 2009 was from the release of $3.4 million in tax liabilities due to a favorable settlement and expiration of their respective statutes of limitation partially offset by foreign income taxes and state taxes of $2.5 million.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor Corporation (“Maxtor”), we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2011, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover any remaining potential tax liabilities under the Tax Sharing Agreement.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Cost of revenue	$14,662	$22,069	$24,668	$(7,407)	(33.6)%	$(2,599)	(10.5)%
Research and development	200	400	400	(200)	(50.0)%	—	—%
Sales and marketing	13,419	13,575	15,035	(156)	(1.2)%	(1,460)	(9.7)%
General and administrative	100	100	100	—	—%	—	—%
	$28,381	$36,144	$40,203	$(7,763)	(21.5)%	$(4,059)	(10.1)%

The decreased intangible asset amortization in fiscal 2011 compared to fiscal 2010 and in fiscal 2010 compared to fiscal 2009 was primarily due to certain intangible assets becoming fully amortized during fiscal 2011 and 2010.

Intangible assets are amortized over their estimated useful lives, which range from one to eight years. Amortizable intangible and other long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We had no amortizable intangible asset or long-lived asset impairments in fiscal 2011, 2010 or 2009. Refer to Note 5 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Cost of revenue	$1,768	$1,366	$1,419	$402	29.4%	$(53)	(3.7)%
Research and development	2,486	2,373	2,722	113	4.8%	(349)	(12.8)%
Sales and marketing	3,121	2,581	2,695	540	20.9%	(114)	(4.2)%
General and administrative	3,046	3,469	3,756	(423)	(12.2)%	(287)	(7.7)%
	$10,421	$9,789	$10,592	$632	6.5%	$(803)	(7.6)%

The increase in share-based compensation expense in fiscal 2011 compared to fiscal 2010 was primarily due to the reinstatement of the employee stock purchase plan (“ESPP”) in January 2010. Share-based compensation expense related to the ESPP increased $1.2 million in fiscal 2011 compared to fiscal 2010 due to the cancellation of the ESPP for the majority of fiscal 2010. The increase was partially offset by a $0.5 million decrease in expense related to our restricted stock units as more restricted stock vested in fiscal 2011 than was replaced by new restricted stock unit grants.

The decrease in share-based compensation in fiscal 2010 compared to fiscal 2009 was primarily due to cancellation of rights to purchase shares under our ESPP for three six-month cycles as well as the type of share-based grants in fiscal 2010 compared to fiscal 2009. Share-based compensation related to the ESPP was $0.4 million lower in fiscal 2010 than in fiscal 2009 due to the timing of the cancellation and reinstatement of the ESPP relative to our fiscal year. We granted significantly more stock options than restricted stock units in fiscal 2010 compared to more restricted stock units granted than stock options in fiscal 2009. In general, a single stock option had lower share-based compensation expense than a single restricted stock unit in both fiscal 2010 and 2009. In addition, more restricted stock vested in fiscal 2010, especially grants to our research and development employees, than was replaced by new restricted stock unit grants. This also contributed to the decreased share-based compensation expense in fiscal 2010 compared to fiscal 2009.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2011	2010	2009
Cash and cash equivalents	$76,010	$114,947	$85,532
Net income (loss)	4,541	16,634	(358,264)
Net cash provided by operating activities	52,327	100,164	89,100
Net cash used in investing activities	(10,103)	(8,541)	(4,680)
Net cash used in financing activities	(81,286)	(62,398)	(90,041)

Fiscal 2011

The $47.8 million difference between reported net income and cash provided by operating activities in fiscal 2011 was primarily due to $67.5 million of non-cash expenses, including $30.3 million in amortization, $13.8 million in service parts lower of cost or market adjustment, $11.7 million in depreciation and $10.4 million in share-based compensation. These noncash expenses were partially offset by a $14.9 million increase in accounts receivable primarily due to increased sales of products and service billings in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Cash used in investing activities during fiscal 2011 was primarily due to $12.3 million in purchases of property and equipment. Equipment purchases were primarily for engineering test equipment to support product development activities.

Cash used in financing activities during fiscal 2011 was primarily due to net debt repayments of $95.5 million, including $81.7 million of principal on the senior secured term debt. We refinanced the subordinated term loans with 3.50% convertible subordinated debt in fiscal 2011, and the repayment of this long-term debt was offset by borrowings of convertible subordinated debt, net. For additional information regarding this refinancing, see Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements. In addition, we received $16.5 million from the issuance of common stock.

Fiscal 2010

The $83.5 million difference between reported net income and cash provided by operating activities in fiscal 2010 was primarily due to $71.3 million of non-cash expenses comprised of $38.5 million in amortization, $12.1 million in depreciation, $11.4 million in service parts lower of cost or market adjustment and $9.8 million in share-based compensation. These non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also due to an $11.5 million increase in accounts payable from the timing of payments and from increased purchases at the end of the fourth quarter of fiscal 2010. In addition, we had a $9.5 million increase in deferred revenue primarily from prepaid license fees under an OEM agreement.

Cash used in investing activities during fiscal 2010 was primarily due to $8.6 million in purchases of property and equipment. Equipment purchases were comprised of engineering, IT and marketing equipment to support product development initiatives. We also upgraded a data center and invested in leasehold improvements in another facility in fiscal 2010.

Cash used in financing activities during fiscal 2010 was primarily due to repaying $61.9 million of the senior secured term debt. We refinanced a majority of the 4.375% convertible subordinated debt during the first half of fiscal 2010, and repayments of these notes were offset by borrowings of long-term debt, net, under two subordinated term loan agreements.

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

Cash used in financing activities during fiscal 2009 was primarily related to $92.0 million of principal payments on our term loan under the senior secured term debt.

Capital Resources and Financial Condition

We have made progress in reducing operating costs in recent years. We continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates. For additional information, see Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

Under the senior secured credit agreement with Credit Suisse (“CS credit agreement”), we have the ability to borrow up to $50 million under a senior secured revolving credit facility, which expires July 12, 2012. As of March 31, 2011, we have letters of credit totaling $1.2 million reducing the amounts available to borrow on this revolver to $48.8 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

We also have a senior secured term loan under the CS credit agreement. During fiscal 2011, we paid $81.7 million principal on this term loan, and at March 31, 2011 we had an outstanding principal balance of $104.3 million. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.81% at March 31, 2011. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments due to principal prepayments we have chosen to make in excess of the required quarterly amounts. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of March 31, 2011, we were in compliance with all debt covenants. We entered into an amendment to the CS credit agreement in fiscal 2011 that provides us, among other changes, with additional flexibility to issue equity securities or certain subordinated debt securities.

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem our 4.375% convertible subordinated notes outstanding at that date, in accordance with the contractual terms at maturity. These notes matured August 1, 2010 and had interest paid on a semi-annual basis. We funded this payment with cash on hand.

On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015, the terms of which are governed by an agreement between Quantum and U.S. Bank National Association. We are required to make semi-annual interest payments on these notes.

On November 15, 2010, we paid $121.7 million plus $1.8 million in accrued and unpaid interest to fully repay the subordinated term loans. We funded this payment using proceeds from the 3.50% convertible subordinated notes. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to these term loans.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of the recession and its impact on the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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
Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at March 31, 2011, this would mean $104.3 million could become immediately payable.

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

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2011, we had issued non-cancelable purchase commitments for $33.8 million to purchase finished goods from our contract manufacturers.

Stock Repurchases

As of March 31, 2011, there was $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2011, 2010 and 2009. Our ability to repurchase common stock is restricted under the terms of the CS credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2011 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Convertible subordinated debt	$4,725	$9,450	$144,450	$—	$158,625
Long-term debt, including current portion	5,039	9,957	102,255	—	117,251
Purchase obligations	33,787	—	—	—	33,787
Operating leases	13,073	20,609	15,297	22,499	71,478
Total contractual cash obligations	$56,624	$40,016	$262,002	$22,499	$381,141

The contractual commitments shown above include $36.5 million in interest payments on our various debt obligations based on interest rates as of March 31, 2011. The interest rate on the senior term loan can vary over the term of the CS credit agreement.

As of March 31, 2011, we had $5.4 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.

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

Revenue Recognition

Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining estimated selling prices (“ESP”) and allocating revenue based on the relative selling prices in arrangements with multiple deliverables, including assessing whether we have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) for each deliverable; the interpretation of non-standard terms and conditions in sales agreements; assessments of future price adjustments, such as rebates, price protection and future product returns and estimates for contractual licensee fees.

When we enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, these arrangements require us to identify each deliverable and determine its ESP following the relative selling price hierarchy. Additionally, we sometimes use judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and nonsoftware components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue.

When we enter into multiple deliverable revenue arrangements with customers which are not subject to software revenue guidance, we use judgment to (1) separate the deliverables based on specific criteria, (2) assign an estimated selling price to each deliverable based on the selling price hierarchy using VSOE, TPE or ESP and (3) allocate the total arrangement consideration using the relative selling price method. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP. We use judgment to determine ESP, which is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. In this determination we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.

While the majority of our sales arrangements contain standard terms and conditions, we sometimes apply judgment when interpreting complex arrangements with non-standard terms and conditions to determine the appropriate accounting and timing of revenue recognition. An example of such a judgment is deferring revenue related to significant post-delivery obligations and customer acceptance criteria until such obligations are fulfilled.

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

For our annual goodwill impairment testing, or if a goodwill impairment indicator exists in an interim period, we compare the fair value of the company to its carrying value. Because our capital structure includes debt, we may also compare the carrying value to business enterprise value. Estimates to determine the fair value and the business enterprise value of the company require significant judgment. If the results indicate our fair value is less than our carrying value then a second step must be performed to quantify the amount of goodwill impairment.

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

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient evidence to support a reversal or decrease in this allowance. We also have deferred tax assets and liabilities due to prior business acquisitions with corresponding valuation allowances after assessing our ability to realize any future benefit from these acquired net deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on our borrowings under the CS credit agreement and in prior years affected interest expense if interest rates were not within the floor and cap on our interest rate collars. Our outstanding convertible subordinated notes have a fixed interest rate and our subordinated term loans had fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds at March 31, 2011 and 2010. During fiscal 2011, interest rates on these funds were under 1.0% and we earned approximately $0.1 million in interest income. A hypothetical decrease in interest rates would have caused an immaterial decrease in interest income for fiscal 2011 and fiscal 2010.

Interest accrues on our senior secured term loan at our option, based on either a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009 and had an interest rate collar during fiscal 2010 to meet this requirement. This interest rate collar fixed the interest rate on $100.0 million of our variable rate term loan through December 31, 2009.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Hypothetical 100 basis point increase in interest rates		Hypothetical 100 basis point decrease in interest rates
	2011	2010	2011	2010
Interest expense increase (decrease) on CS term debt	$430	$1,948	$(430)	$(1,948)
Interest expense increase (decrease) from collar	—	(774)	—	450
Net interest expense increase (decrease)	$430	$1,174	$(430)	$(1,498)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation of the U.S. dollar would have resulted in decreases of $1.0 million and $2.3 million, respectively, in income before income taxes in fiscal 2011 and fiscal 2010. Such changes would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 14, 2011

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2011	2010	2009
Product revenue	$456,903	$456,101	$556,484
Service revenue	151,095	156,477	164,664
Royalty revenue	64,272	68,849	87,824
Total revenue	672,270	681,427	808,972
Product cost of revenue	294,375	300,568	379,595
Service cost of revenue	94,311	100,822	125,063
Restructuring charges related to cost of revenue	602	—	—
Total cost of revenue	389,88	401,390	504,658
Gross margin	282,982	280,037	304,314
Operating expenses:
Research and development	73,008	69,949	70,537
Sales and marketing	122,768	114,612	141,250
General and administrative	59,460	61,372	76,645
Restructuring charges	3,042	4,795	6,807
Goodwill impairment	—	—	339,000
	258,278	250,728	634,239
Income (loss) from operations	24,704	29,309	(329,925)
Interest income and other, net	1,199	1,255	41
Interest expense	(20,163)	(25,515)	(29,261)
Gain (loss) on debt extinguishment, net of costs	(1,186)	12,859	—
Income (loss) before income taxes	4,554	17,908	(359,145)
Income tax provision (benefit)	13	1,274	(881)
Net income (loss)	$4,541	$16,634	$(358,264)
Net income (loss) per share:
Basic	$0.02	$0.08	$(1.71)
Diluted	0.02	0.02	(1.71)
Income (loss) for purposes of computing income (loss) per share:
Basic	$4,541	$16,634	$(358,264)
Diluted	4,541	5,024	(358,264)
Weighted average shares:
Basic	220,888	212,672	209,041
Diluted	229,738	223,761	209,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2011	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$76,010	$114,947
Restricted cash	1,863	1,896
Accounts receivable, net of allowance for doubtful accounts of $403 and $798, respectively	114,969	103,397
Manufacturing inventories	48,131	54,080
Service parts inventories	45,036	53,217
Deferred income taxes	6,271	7,907
Other current assets	11,274	14,500
Total current assets	303,554	349,944
Long-term assets:
Property and equipment, less accumulated depreciation	24,980	24,528
Intangible assets, less accumulated amortization	44,711	73,092
Goodwill	46,770	46,770
Other long-term assets	10,950	9,809
Total long-term assets	127,411	154,199
	$430,965	$504,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$52,203	$56,688
Accrued warranty	7,034	5,884
Deferred revenue, current	87,488	94,921
Current portion of long-term debt	1,067	1,884
Current portion of convertible subordinated debt	—	22,099
Accrued restructuring charges	4,028	3,795
Accrued compensation	31,249	31,237
Income taxes payable	1,172	2,594
Other accrued liabilities	21,418	23,555
Total current liabilities	205,659	242,657
Long-term liabilities:
Deferred revenue, long-term	34,281	30,724
Deferred income taxes	6,820	8,676
Long-term debt	103,267	305,899
Convertible subordinated debt	135,000	—
Other long-term liabilities	7,049	7,444
Total long-term liabilities	286,417	352,743
Commitments and contingencies
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2011 and
March 31, 2010	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 227,311 and 214,946
shares issued and outstanding as of March 31, 2011 and 2010, respectively	2,273	2,149
Capital in excess of par value	385,911	361,374
Accumulated deficit	(456,588)	(461,129)
Accumulated other comprehensive income	7,293	6,349
Stockholders’ deficit	(61,111)	(91,257)
	$430,965	$504,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,541	$16,634	$(358,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,657	12,098	15,452
Amortization	30,304	38,461	42,291
Service parts lower of cost or market adjustment	13,796	11,424	20,691
(Gain) loss on debt extinguishment	1,186	(15,613)	—
Goodwill impairment	—	—	339,000
Deferred income taxes	(184)	(466)	(352)
Share-based compensation	10,421	9,789	10,592
Other non-cash writeoffs	302	—	—
Changes in assets and liabilities:
Accounts receivable	(14,935)	4,454	75,132
Manufacturing inventories	(1,460)	2,328	6,591
Service parts inventories	1,955	3,217	1,658
Accounts payable	(1,466)	11,495	(52,692)
Accrued warranty	1,150	(5,268)	(8,710)
Deferred revenue	(3,876)	9,484	11,515
Accrued restructuring charges	227	(917)	968
Accrued compensation	(302)	3,824	(4,335)
Income taxes payable	(1,454)	(2,239)	1,794
Other assets and liabilities	465	1,459	(12,231)
Net cash provided by operating activities	52,327	100,164	89,100
Cash flows from investing activities:
Purchases of property and equipment	(12,339)	(8,595)	(5,423)
(Increase) decrease in restricted cash	32	(112)	(295)
Return of principal from other investments	2,204	166	1,038
Net cash used in investing activities	(10,103)	(8,541)	(4,680)
Cash flows from financing activities:
Borrowings of long-term debt, net	—	120,042	—
Repayments of long-term debt	(203,449)	(61,934)	(92,000)
Borrowings of convertible subordinated debt, net	130,022	—	—
Repayments of convertible subordinated debt	(22,099)	(122,288)	—
Payment of taxes due upon vesting of restricted stock	(2,307)	(1,069)	(779)
Proceeds from issuance of common stock	16,547	2,851	2,738
Net cash used in financing activities	(81,286)	(62,398)	(90,041)
Effect of exchange rate changes on cash and cash equivalents	125	190	(997)
Net increase (decrease) in cash and cash equivalents	(38,937)	29,415	(6,618)
Cash and cash equivalents at beginning of period	114,947	85,532	92,150
Cash and cash equivalents at end of period	$76,010	$114,947	$85,532
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$16,478	$24,781	$26,606
Income taxes, net of refunds	$1,868	$1,856	$(926)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

					Accumulated
	Common Stock		Capital		Other
			in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Deficit	Income	Total
Balances as of March 31, 2008	206,927	$2,069	$337,332	$(119,499)	$8,102	$228,004
Comprehensive loss:
Net loss	—	—	—	(358,264)	—	(358,264)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,850)	(2,850)
Net unrealized gain on revaluation of long-term
intercompany balance, net of tax of $160	—	—	—	—	600	600
Comprehensive loss						(360,514)
Shares issued under employee stock purchase plan	1,938	19	2,633	—	—	2,652
Shares issued under employee stock incentive
plans, net	1,366	14	(707)	—	—	(693)
Share-based compensation expense	—	—	10,592	—	—	10,592
Balances as of March 31, 2009	210,231	2,102	349,850	(477,763)	5,852	(119,959)
Comprehensive income:
Net income	—	—	—	16,634	—	16,634
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	459	459
Net unrealized gain on revaluation of long-term
intercompany balance, net of tax of $10	—	—	—	—	38	38
Comprehensive income						17,131
Shares issued under employee stock incentive
plans, net	4,715	47	1,735	—	—	1,782
Share-based compensation expense	—	—	9,789	—	—	9,789
Balances as of March 31, 2010	214,946	2,149	361,374	(461,129)	6,349	(91,257)
Comprehensive income:
Net income	—	—	—	4,541	—	4,541
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,083	1,083
Net unrealized loss on revaluation of long-term
intercompany balance, net of tax of $37	—	—	—	—	(139)	(139)
Comprehensive income						5,485
Shares issued under employee stock purchase plan	3,234	32	3,912	—	—	3,944
Shares issued under employee stock incentive
plans, net	9,131	92	10,204	—	—	10,296
Share-based compensation expense	—	—	10,421	—	—	10,421
Balances as of March 31, 2011	227,311	$2,273	$385,911	$(456,588)	$7,293	$(61,111)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to solve customers’ data protection, retention and management challenges. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, DMRs, OEMs and end users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

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

Product Revenue — Software

Software revenue is generally recognized upon shipment or electronic delivery and when vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements exists. For software arrangements with multiple elements, the residual method is used to determine the amount of product revenue to be recognized. Under the residual method, the VSOE of fair value for the undelivered elements is deferred and the remaining portion of the arrangement consideration is recognized as product revenue, assuming all other revenue recognition criteria of appropriate revenue guidance have been met. Revenue from post-contract customer support agreements, which entitle customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is recognized ratably over the term of the support agreement.

We license certain software to customers under licensing agreements that allow those customers to embed our software into specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our software. On a periodic and timely basis, the licensees provide us with reports listing their sales to end users for which they owe us license fees. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Service Revenue

Revenue for service is generally recognized upon services being rendered. Service revenue consists of customer field support agreements for our hardware products, installation, professional services and out-of-warranty repairs. For customer field support agreements, revenue equal to the separately stated price of these service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period. Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by our customers or other vendors. Installation and professional services are recognized upon completion. Out-of-warranty repair revenue is recognized upon completion of the repair.

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

Multiple Element Arrangements

For multiple deliverable revenue arrangements with customers which are not subject to software revenue guidance, we separate the deliverables based on specific criteria, assign an estimated selling price to each deliverable based on the selling price hierarchy using VSOE, third-party evidence of selling price (“TPE”) or estimated selling price (“ESP”) and allocate the total arrangement consideration using the relative selling price method. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP. For ESP, we consider our discounting and internal pricing practices. Additionally, for certain transactions we evaluate whether any undelivered elements are essential to the functionality of the delivered elements in order to determine the appropriate timing of revenue recognition. If specific criteria are not met, the arrangement is accounted for as one unit of accounting which results in revenue being deferred until the earlier of when such criteria are met, when the last undelivered element is delivered or ratably over the contract term as appropriate.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $22.2 million, $26.1 million and $36.3 million in fiscal 2011, 2010 and 2009, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material. We expense software-related research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2011, 2010 and 2009 was $5.0 million, $3.9 million and $3.2 million, respectively.

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

The charges for involuntary termination costs and associated expenses often require the use of estimates, primarily related to the number of employees to be paid severance and the amounts to be paid, largely based on years of service and statutory requirements. Assumptions to estimate facility exit costs include the ability to secure sublease income largely based on market conditions, the likelihood and amounts of a negotiated settlement for contractual lease obligations and other exit costs. Other estimates for restructuring charges consist of the realizable value of assets including associated disposal costs and termination fees with third parties for other contractual commitments.

Share-Based Compensation

We account for share-based compensation using the Black-Scholes stock option pricing model to estimate the fair value of share-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income within stockholders’ deficit. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in interest income and other, net in the Consolidated Statements of Operations. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are reported in accumulated other comprehensive income in our Consolidated Balance Sheets. Foreign currency gains and losses recorded in interest income and other, net were a $0.3 million gain in fiscal 2011, a $0.6 million loss in fiscal 2010 and a $2.1 million loss in fiscal 2009.

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

We recognize interest and penalties related to uncertain tax positions in the income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. These evaluations require significant judgment and are based on multiple sources of information. We analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectibility of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

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

We monitor relevant market and economic conditions on a quarterly basis and perform impairment reviews when there are indicators of impairment. When we identify impairment indicators, we evaluate the recoverability of the asset group using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. We determine the remaining useful life of an asset group based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk products and software license revenue. If the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, for purposes of impairment testing, we assume the asset group is sold after the end of the primary asset’s useful life, or our first quarter of fiscal 2015.

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

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Some of the impairment indicators we consider include changes in our stock price and resulting market capitalization relative to book value, changes in the business climate, negative current events, changed long-term economic outlook and testing long-lived assets for recoverability. Because our capital structure includes debt, we may also compare the carrying value to business enterprise value. We operate as a single reporting unit and consider the company as a whole when reviewing these factors.

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

Unanticipated changes in revenue growth rates, operating profit margins, working capital levels, asset lives used to generate cash flows, discount rates, cost of capital or income tax rates could result in a material impact on the estimated fair value of our reporting unit. We believe that the assumptions and rates used in impairment testing are reasonable, but they require judgment, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

Accrued Warranty

We generally warrant our hardware products against defects for periods ranging from 12 to 36 months from the date of sale. Our tape automation systems and disk systems may carry service agreements with customers that choose to extend or upgrade the warranty service. We provide repair services from our facility in Colorado Springs, Colorado as well as multiple third party providers inside and outside of the U.S. We use a combination of internal resources and third party service providers to supply field service and support. We continue to evaluate repair sites, and any resulting actions taken may affect the future costs of repair. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

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

Derivative Financial Instruments

We recognize all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of related tax effects, was (in thousands):

	As of March 31,
	2011	2010
Net unrealized gains on revaluation of long-term intercompany balance	$499	$638
Foreign currency translation adjustment	6,794	5,711
Accumulated other comprehensive income	$7,293	$6,349

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2011 and 2010, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted under the terms of the Credit Suisse credit agreement (“CS credit agreement”).

Fair Value of Financial Instruments

We use exit prices, that is the price to sell an asset or transfer a liability, to measure assets and liabilities that are within the scope of the fair value measurements guidance. We classify these assets and liabilities based on the following fair value hierarchy:

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	March 31, 2011	March 31, 2010
Assets:
Money market funds	$68,560	$108,485
Deferred compensation investments	1,227	1,154
Liabilities:
Deferred compensation liabilities	1,227	1,154

Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of March 31, 2011 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$68,560	$—	$68,560
Deferred compensation investments	—	1,227	—	1,227
Liabilities:
Deferred compensation liabilities	—	1,227	—	1,227

The above fair values are based on quoted market prices for similar assets and liabilities at the respective balance sheet dates.

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not record impairments to any non-financial assets in fiscal 2011 or fiscal 2010. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities were as follows (in thousands):

	As of March 31, 2011		As of March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term debt(1)	$104,334	$103,812	$186,066	$175,832
Subordinated term loans(2)	—	—	121,717	138,301
Convertible subordinated debt(3) (4)	135,000	133,126	22,099	21,547
____________________

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.
(4)	Carrying and fair value as of March 31, 2011 is for convertible subordinated notes issued November 2010. Carrying and fair value as of March 31, 2010 is for convertible subordinated notes issued July 2003.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of our customer base is concentrated among a small number of OEMs, distributors and large VARs. The loss of any one of our more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on our results of operations and financial condition. Furthermore, if there is a downturn in general economic conditions, the resulting effect on IT spending could also have a material adverse effect on our results of operations and financial condition. We also face risks and uncertainties since our competitors in one area may be customers or suppliers in another.

A limited number of products comprise a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products.

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

Sales to our top five customers represented 33% of revenue in fiscal 2011 compared to 37% of revenue in fiscal 2010 and 42% of revenue in fiscal 2009. Sales to our largest customer, Dell Inc. (“Dell”), were 10% of revenue in fiscal 2011 compared to 13% of revenue in fiscal 2010 and 14% of revenue in fiscal 2009. These sales concentrations do not include revenues from sales of media that were sold directly to these customers by our licensees, for which we earn royalty revenue, or revenues from sales of products sold directly to these customers by our other customers.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements which changed how the deliverables in an arrangement should be separated and how the consideration should be allocated using the relative selling price method. This guidance requires an entity to allocate revenue in an arrangement using the estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price and eliminates the use of the residual method except as allowed for in specific software revenue guidance.

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

NOTE 3: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following is a summary of our cash, cash equivalents and restricted cash (in thousands):

	March 31, 2011	March 31, 2010
Cash	$8,744	$7,276
Certificates of deposit	569	1,082
Money market funds	68,560	108,485
	$77,873	$116,843

NOTE 4: INVENTORIES AND PROPERTY AND EQUIPMENT

Manufacturing inventories consisted of (in thousands):

	March 31, 2011	March 31, 2010
Finished goods	$19,999	$24,040
Work in process	7,385	3,869
Materials and purchased parts	20,747	26,171
	$48,131	$54,080

Service parts inventories consisted of (in thousands):

	March 31, 2011	March 31, 2010
Finished goods	$25,348	$30,073
Component parts	19,688	23,144
	$45,036	$53,217

Property and equipment consisted of (in thousands):

	March 31, 2011	March 31, 2010
Machinery and equipment	$154,206	$151,952
Furniture and fixtures	7,193	7,365
Leasehold improvements	22,563	22,354
	$183,962	$181,671
Less: accumulated depreciation	(158,982)	(157,143)
	$24,980	$24,528

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Goodwill

We had no changes to goodwill in fiscal 2011 and fiscal 2010, and the goodwill balance for each of the fiscal years ended March 31, 2011 and March 31, 2010 was $46.8 million.

Our annual impairment evaluation for goodwill in the fourth quarters of fiscal 2011 and fiscal 2010 did not indicate any impairment of our goodwill for fiscal 2011 or fiscal 2010. We were not at risk of failing step one of either the fiscal 2011 or 2010 annual impairment tests. During the third quarter of fiscal 2009, we noted the presence of several indicators of impairment and performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment charge of $339.0 million. Due to the complexity of goodwill impairment testing, our impairment analysis was completed in the fourth quarter of fiscal 2009 and we determined no additional impairment charges were required.

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
Significant assumptions used in this impairment test to determine fair value under the income approach were:

  expected future revenue growth rates ranging from -3% to 9%;
  operating profit margins ranging from 7% to 21%;
  working capital levels;
  asset lives used to generate future cash flows;
  a discount rate of 24% which is the rate of return an investor would expect to earn considering the relatively higher risk of newer hardware and software products;
  a terminal value multiple of 3%;
  a 38% income tax rate; and
  utilization of net operating loss carryforwards.
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

We assumed a 38% tax rate, adjusted for partial utilization of net operating loss carryforwards based on application of Internal Revenue Code Section 382. For our step two valuation, we measured the income tax impact by considering both a taxable and a nontaxable hypothetical sale transaction. Based on prior actual transactions, we concluded that a nontaxable sale to a potential market participant was more likely to occur. We recognized the associated fair value of deferred tax assets and liabilities assuming a nontaxable sale.

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
  Our tape automation products, disk systems and software, in particular, have long development cycles; these products have experienced long product life cycles; and
  Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.
Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009 follows (in thousands):

	For the year ended March 31,
	2011	2010	2009
Purchased technology	$14,862	$22,469	$25,067
Trademarks	810	810	2,018
Non-compete agreements	100	100	100
Customer lists	12,609	12,765	13,018
	$28,381	$36,144	$40,203

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

	March 31, 2011			March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(176,350)	$11,817	$188,167	$(161,488)	$26,679
Trademarks	27,260	(26,316)	944	27,260	(25,506)	1,754
Non-compete agreements	500	(468)	32	500	(368)	132
Customer lists	106,419	(74,501)	31,918	106,419	(61,892)	44,527
	$322,346	$(277,635)	$44,711	$322,346	$(249,254)	$73,092

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2012	$20,385
Fiscal 2013	12,834
Fiscal 2014	8,400
Fiscal 2015	3,092
Total as of March 31, 2011	$44,711

We did not have impairment indicators for our long-lived assets in fiscal 2011 and fiscal 2010. In fiscal 2009, we had impairment indicators and performed an impairment analysis of our long-lived assets. The result of our fiscal 2009 impairment analysis was that the undiscounted cash flows exceeded the carrying value of the asset group and we concluded no impairment of our long-lived assets.

NOTE 6: ACCRUED WARRANTY AND INDEMNIFICATIONS

Accrued Warranty

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2011	2010
Beginning Balance	$5,884	$11,152
Additional warranties issued	11,049	8,993
Adjustments for warranties issued in prior fiscal years	2,610	(2,887)
Settlements	(12,509)	(11,374)
Ending Balance	$7,034	$5,884

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2011 and 2010, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of our indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results, financial position or cash flows.

NOTE 7: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Our debt consisted of the following (in thousands):

	As of March 31,
	2011	2010
Convertible subordinated debt	$135,000	$22,099
Senior secured term debt	104,334	186,066
Subordinated term loans	—	121,717
	$239,334	$329,882

Convertible Subordinated Debt

Current Notes Issued November 2010

On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible senior subordinated notes due November 15, 2015 (“current notes”) with a conversion price of $4.33 per share of our common stock. We may not redeem the notes prior to their maturity date although investors may convert the current notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), the current notes have not been registered under the Securities Act. We pay 3.50% interest per annum on the principal amount of the current notes semi-annually on May 15 and November 15 of each year beginning in May 2011. Interest began to accrue on November 15, 2010. The terms of the current notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The current notes are subordinated to any existing indebtedness and other liabilities.

We incurred and capitalized $5.0 million of loan fees for the current notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the loan term.

Prior Notes Issued July 2003

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160 million in a private placement transaction. The notes were unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes matured on August 1, 2010, and were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share.

On June 3, 2009, $87.2 million of aggregate principal of the notes were tendered in exchange for $850 per $1,000 principal amount, or $74.1 million. We also paid $1.3 million of accrued and unpaid interest on the notes tendered. This transaction was funded by subordinated term loans described below.

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million. We also paid $0.9 million in accrued and unpaid interest on the notes. We funded this transaction with $2.8 million of our own funds and the remaining $46.3 million with subordinated term loans described below.

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem the convertible subordinated notes outstanding at that date in accordance with the contractual terms at maturity. These notes matured August 1, 2010. We funded this payment with cash on hand.

Gain (Loss) on Debt Extinguishment, Net of Costs

In fiscal 2011, in connection with the repayment of our subordinated term loans on November 15, 2010, we wrote off $1.2 million of unamortized debt costs related to these term loans.

In connection with the tender offer and private transaction in fiscal 2010, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

Long-Term Debt

Credit Suisse Credit Agreement

On July 12, 2007, we refinanced a prior credit facility by entering into a senior secured credit agreement with Credit Suisse providing a $50 million revolving credit facility and a $400 million senior secured term loan. We borrowed $400 million on the term loan to repay all borrowings under a prior credit facility used to fund the Advanced Digital Information Corporation acquisition. We incurred and capitalized $8.1 million of loan fees related to the CS credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms.

Under the CS credit agreement, the $400 million term loan matures on July 12, 2014. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 3.81% at March 31, 2011.

We make required quarterly principal payments on the term loan based on a formula in the CS credit agreement and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2011 and 2010 calculations of excess cash flow did not require additional principal payments due to principal prepayments we have chosen to make in excess of the required quarterly amounts. During fiscal 2011 and 2010, we made principal payments of $81.7 million and $61.9 million, respectively on the CS credit agreement term loan.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of March 31, 2011, we have letters of credit totaling $1.2 million, reducing the amounts available to borrow on the revolver to $48.8 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We did not borrow from the revolving credit facility during fiscal 2011 or fiscal 2010.

There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of March 31, 2011, we were in compliance with all covenants.

Amendments to Credit Suisse Credit Agreement

We amended our CS credit agreement on April 15, 2009 (the “First Amendment”). The First Amendment permitted us to refinance through issuance of equity or repurchase with our or any other funds the final $25 million outstanding 4.375% convertible debt. As a condition of the First Amendment, we made a prepayment of $40 million on the term loan on April 22, 2009. We funded this $40 million prepayment with $20 million of our cash on hand and $20 million from prepaid license fees under an OEM agreement. In addition, we agreed to prepay another $20 million of principal on the term loan upon refinancing a total of $135 million aggregate principal amount of the 4.375% convertible notes. We made this $20 million principal prepayment on July 6, 2009, which was funded from prepaid fees under an OEM agreement.

On October 26, 2010, we entered into a second amendment to the CS credit agreement which, among other changes, provides us with additional flexibility to issue equity securities or certain subordinated debt securities.

Subordinated Term Loans

In fiscal 2010, we entered into two loan agreements with EMC International Company (“subordinated term loans”) with similar terms and borrowed $121.7 million which was used to purchase both the prior notes tendered and repurchased in the private transaction, including related accrued interest. We incurred and capitalized $1.7 million of loan fees which were included in other long-term assets in our Consolidated Balance Sheets. These fees were amortized to interest expense over the loan terms. The subordinated term loans required quarterly interest payments at a 12.0% fixed interest rate. The subordinated term loans had maturity dates of December 31, 2011 for $21.7 million principal and September 30, 2014 for $100 million principal. The subordinated term loans allowed prepayments to the extent not prohibited under our CS credit agreement.

On November 15, 2010, we paid $121.7 million plus $1.8 million in accrued and unpaid interest to settle the subordinated term loans. As a result of the voluntary prepayment in full of these term loans, we have satisfied all of our obligations under these loans. We funded this payment using proceeds from the current convertible notes.

Debt Maturities

A summary of the scheduled maturities for our convertible subordinated debt and outstanding term debt as of March 31, 2011 follows (in thousands):

Fiscal 2012	$1,067
Fiscal 2013	1,067
Fiscal 2014	1,067
Fiscal 2015	101,133
Fiscal 2016	135,000
Total as of March 31, 2011	$239,334

Derivatives

We do not engage in hedging activity for speculative or trading purposes. During the first three quarters of fiscal 2009, we had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan to minimize our exposure to interest rate changes. Under the terms of the CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We entered into a separate interest rate collar instrument with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan through December 2008 and fixed the interest rate on $100.0 million of our variable rate term loan from December 31, 2008 through December 31, 2009. We incurred $1.5 million and $1.3 million in interest expense in fiscal 2010 and fiscal 2009, respectively, on these collars.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting. We recorded the fair market value in other accrued liabilities in the Consolidated Balance Sheets and the change in fair market value in interest income and other, net in the Consolidated Statements of Operations. In the Consolidated Statement of Operations we recognized gains of $1.2 million and $1.0 million in fiscal 2010 and 2009, respectively. As of December 31, 2009, both interest rate collars had expired.

NOTE 8: RESTRUCTURING CHARGES

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2011, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. In fiscal 2010 and 2009, restructuring actions to consolidate operations supporting our business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. In addition, we also had restructuring actions in fiscal 2009 as a result of partnering with a third party on certain research and development efforts. The following tables show the type of restructuring expense for fiscal 2011, 2010 and 2009 (in thousands):

	For the year ended March 31,
	2011	2010	2009
By expense type
Severance and benefits	$3,580	$602	$8,015
Facilities	(538)	4,792	(1,229)
Other	602	(599)	21
	$3,644	$4,795	$6,807

By cost reduction action
Consolidate operations supporting our business	$3,644	$4,795	$6,394
Partner with third party on certain research and development efforts	—	—	413
	$3,644	$4,795	$6,807

Fiscal 2011

Restructuring charges in fiscal 2011 were primarily due to severance and benefits expenses of $3.6 million as a result of strategic management decisions to consolidate operations supporting our business. Most areas of the business, including international operations, were impacted by this restructuring action. The employees impacted were in our management, sales and marketing, research and development and service teams. The facility reversals in fiscal 2011 were primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts. The other restructuring charges were costs from exiting a supplier relationship in fiscal 2011.

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

Fiscal 2009

During fiscal 2009, our restructuring severance and benefits resulted in a net expense of $8.0 million due primarily to our actions to consolidate operations supporting our business. The majority of our severance and benefits restructuring actions occurred in the second half of fiscal 2009 in response to the global economic recession to realign our cost structure with market opportunities. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by these restructuring actions. Severance and benefits charges accrued in fiscal 2009 were paid to the impacted employees during fiscal 2009 and 2010.

The net reversal of facility restructuring charges in fiscal 2009 was primarily due to negotiating settlements for lease liabilities on vacated facilities in Europe for amounts lower than the outstanding lease contracts.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2008	$503	$2,732	$599	$3,834
Restructuring costs	8,567	26	21	8,614
Restructuring charge reversal	(552)	(1,255)	—	(1,807)
Cash payments	(5,105)	(615)	(21)	(5,741)
Non-cash charges and other	41	(260)	—	(219)
Balance as of March 31, 2009	3,454	628	599	4,681
Restructuring costs	1,182	5,047	—	6,229
Restructuring charge reversal	(580)	(255)	(599)	(1,434)
Cash payments	(3,597)	(2,124)	—	(5,721)
Non-cash charges and other	35	5	—	40
Balance as of March 31, 2010	494	3,301	—	3,795
Restructuring costs	3,586	307	602	4,495
Restructuring charge reversal	(6)	(845)	—	(851)
Cash payments	(1,189)	(1,920)	—	(3,109)
Non-cash charges and other	—	—	(302)	(302)
Balance as of March 31, 2011	$2,885	$843	$300	$4,028
Estimated timing of future payouts:
Fiscal 2012	$2,885	$394	$300	$3,579
Fiscal 2013 to 2016	—	449	—	449
	$2,885	$843	$300	$4,028

The $4.0 million restructuring accrual as of March 31, 2011 is primarily comprised of severance and benefits obligations, the majority of which will be paid to impacted employees during the first half of fiscal 2012. The amounts accrued for vacant facilities will be paid over their respective lease terms, which continue through fiscal 2016. The other restructuring accrual will be paid after certain mutually agreed terms are met.

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

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Description of Stock Incentive Plans

Active Stock Incentive Plans

We have a Long-Term Incentive Plan that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers, and consultants, as well as a Nonemployee Director Equity Incentive Plan that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our nonemployee directors, collectively the “Active Plans.” These plans have authorized 79.5 million shares of stock of which 12.2 million shares of stock were available for grant as of March 31, 2011. There are 26.5 million stock options and restricted shares outstanding under the Active Plans as of March 31, 2011, which expire at various times through June 2017.

With the exception of fiscal 2010, in recent years we have primarily granted restricted stock units with a zero purchase price in place of stock options to our employees. We continue to grant stock options to employees in certain circumstances. In fiscal 2010, due to a combination of factors including our share price at the beginning of the fiscal year, we primarily granted stock options to our employees. Stock options granted to existing employees in fiscal 2011, 2010 and 2009 generally vest annually over three to four years and have contractual terms of seven years. Stock options granted to newly hired employees generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Grants prior to fiscal 2004 had contractual terms of ten years. Stock options under the Active Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted to employees in fiscal 2011, 2010 and 2009 vest over two to three years and restricted stock awards and units (“restricted stock”) granted prior to fiscal 2009 generally vest over two to four years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock granted under the Active Plans are subject to forfeiture if employment terminates.

Other Stock Option Plans

We have other stock option plans, including certain plans assumed in acquisitions, (“Other Plans”) under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to our employees, consultants, officers and affiliates were authorized. Stock options granted and assumed under the Other Plans generally vested over one to four years and expired ten years after the grant date and restricted stock granted under the Other Plans generally vested over one to three years. The Other Plans have been terminated and outstanding stock options granted and assumed remain outstanding and continue to be governed by the terms and conditions of the respective other stock option plan. Stock options and restricted stock granted under the Other Plans are subject to forfeiture if employment terminates. Stock options under the Other Plans were granted at prices determined by the Board of Directors, but at not less than the fair market value and stock options assumed were governed by the acquisition agreement. Stock options expire at various times through May 2015.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. There were 5.9 million shares available for issuance as of March 31, 2011.

During fiscal 2009, our Board of Directors cancelled rights to purchase shares under our Purchase Plan. On January 1, 2010, the Purchase Plan was reinstated and amended to set the maximum number of shares available to purchase in any one offering period to no more than two million shares. Employees purchased 3.2 million shares and 1.9 million shares of common stock under the Purchase Plan in fiscal 2011 and 2009, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.22 and $1.37 in fiscal 2011 and 2009, respectively.

Determining Fair Value

Stock Options

We use the Black-Scholes stock option valuation model for estimating fair value of stock options granted under our plans and rights to acquire stock granted under our Purchase Plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns and post-vesting forfeitures. We estimate volatility based on the historical volatility of our common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes stock option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. We use historical data to estimate pre-vesting stock option forfeitures and record share-based compensation for those awards that are expected to vest. We adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	For the year ended March 31,
	2011	2010	2009
Stock option life (in years)	4.2	3.9	4.0
Risk-free interest rate	2.02%	2.05%	2.54%
Stock price volatility	106.75%	107.67%	56.59%
Weighted-average grant date fair value	$1.96	$0.73	$0.66

The above assumptions were used to calculate the fair value of stock options granted under the Active Stock Incentive Plans.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. Due to cancellation of the August 2008 rights to purchase shares and reinstatement in January 2010, rights to purchase shares were granted in February 2010, August 2010 and February 2011. There were no rights to purchase shares granted in fiscal 2009. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2011	2010	2009
Option life (in years)	0.50	0.50	n/a
Risk-free interest rate	0.19%	0.15%	n/a
Stock price volatility	68.56%	69.14%	n/a
Weighted-average grant date fair value	$0.72	$0.82	n/a

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2011	2010	2009
Share-based compensation expense included in operations:
Cost of revenue	$1,768	$1,366	$1,419
Research and development	2,486	2,373	2,722
Sales and marketing	3,121	2,581	2,695
General and administrative	3,046	3,469	3,756
Total share-based compensation expense	$10,421	$9,789	$10,592

	For the year ended March 31,
	2011	2010	2009
Share-based compensation by type of award:
Stock options	$3,586	$3,633	$3,450
Restricted stock	5,329	5,878	6,447
Stock purchase plan	1,506	278	695
Total share-based compensation expense	$10,421	$9,789	$10,592

The total share-based compensation cost capitalized as part of inventory as of March 31, 2011 and 2010 was not material. During fiscal 2011, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.

As of March 31, 2011, there was $2.6 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years. Total intrinsic value of stock options exercised for the years ended March 31, 2011, 2010 and 2009 was $8.9 million, $1.9 million and $26,000, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2011, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under our plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.9 years. Total fair value of awards released during the years ended March 31, 2011, 2010 and 2009 was $7.5 million, $3.1 million and $2.6 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	28,167	$3.27
Granted	2,597	1.60
Exercised	(61)	1.41
Forfeited	(4,159)	3.28
Expired	(918)	5.64
Outstanding as of March 31, 2009	25,626	3.02
Granted	9,655	1.01
Exercised	(1,883)	1.51
Forfeited	(1,778)	3.32
Expired	(291)	11.08
Outstanding as of March 31, 2010	31,329	2.40
Granted	204	2.66
Exercised	(6,634)	1.90
Forfeited	(1,747)	2.05
Expired	(1,072)	5.56
Outstanding as of March 31, 2011	22,080	$2.43	3.34	$14,275
Vested and expected to vest at March 31, 2011	21,786	$2.45	3.31	$13,862
Exercisable as of March 31, 2011	15,941	$2.94	2.61	$5,359

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.11	-	$0.51	108	$0.31	4.75	47	$0.32
$0.77	-	$1.08	6,689	0.98	5.14	1,193	0.97
$1.14	-	$1.71	1,898	1.44	3.73	1,684	1.47
$1.77	-	$2.54	4,302	2.13	2.50	4,204	2.13
$2.59	-	$3.82	7,696	3.23	2.45	7,463	3.25
$3.95	-	$4.55	314	4.00	3.40	277	4.00
$6.70	-	$8.34	559	6.77	1.07	559	6.77
$8.84	-	$12.02	514	10.10	0.40	514	10.10
			22,080	$2.43	3.34	15,941	$2.94

Expiration dates ranged from April 2011 to June 2017 for stock options outstanding at March 31, 2011. Prices for stock options exercised during the three-year period ended March 31, 2011, ranged from $0.11 to $3.86.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2008	4,908	$2.48
Granted	3,870	1.41
Vested	(1,887)	2.71
Forfeited	(633)	2.17
Nonvested at March 31, 2009	6,258	1.78
Granted	2,526	1.45
Vested	(2,853)	2.01
Forfeited	(796)	0.83
Nonvested at March 31, 2010	5,135	1.64
Granted	5,757	1.95
Vested	(3,665)	1.60
Forfeited	(587)	1.45
Nonvested at March 31, 2011	6,640	$1.95

NOTE 10: 401K PLAN

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We matched a percentage of our employees’ contributions through December 31, 2008 and could make discretionary contributions to the plan. Commencing in the fourth quarter of fiscal 2009, the plan was amended to remove automatic matching contributions and retain discretionary contributions. We made discretionary contributions in fiscal 2011, fiscal 2010 and in the fourth quarter of fiscal 2009 in an amount approximating our prior matching contribution rate. Employer contributions were $2.6 million, $2.5 million and $2.9 million in fiscal 2011, 2010 and 2009, respectively.

NOTE 11: INCOME TAXES

Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009 are as follows (in thousands):

	For the year ended March 31,
	2011	2010	2009
U.S.	$271	$16,374	$(361,178)
Foreign	4,283	1,534	2,033
	$4,554	$17,908	$(359,145)

Income tax provision (benefit) consists of the following (in thousands):

	For the year ended March 31,
	2011	2010	2009
Federal:
Current	$(302)	$(465)	$(3,205)
Deferred	—	—	—
	(302)	(465)	(3,205)
State:
Current	446	(361)	321
Deferred	—	—	—
	446	(361)	321
Foreign:
Current	74	2,577	2,319
Deferred	(205)	(477)	(316)
	(131)	2,100	2,003
Income tax provision (benefit)	$13	$1,274	$(881)

The income tax provision (benefit) differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2011	2010	2009
Expense (benefit) at federal statutory rate	$1,594	$6,268	$(125,701)
State taxes	380	340	312
Unbenefited losses and credits	(1,235)	(5,591)	127,695
Net accrual (release) of contingent tax reserves	(466)	315	(3,154)
Other	(260)	(58)	(33)
	$13	$1,274	$(881)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2011	2010
Deferred tax assets:
Inventory valuation method	$10,366	$15,254
Accrued warranty expense	2,849	2,383
Distribution reserves	1,936	1,785
Loss carryforwards	50,179	46,270
Foreign tax and research and development credit carryforwards	221,354	236,472
Restructuring charge accruals	1,410	1,537
Other accruals and reserves not currently deductible for tax purposes	31,322	31,505
Depreciation and amortization methods	9,572	14,448
	328,988	349,654
Less valuation allowance	(245,241)	(255,356)
Deferred tax asset	$83,747	$94,298
Deferred tax liabilities:
Acquired intangibles	$(17,884)	$(28,881)
Tax on unremitted foreign earnings	(16,557)	(18,053)
Other	(49,855)	(48,133)
Deferred tax liability	$(84,296)	$(95,067)
Net deferred tax liability	$(549)	$(769)

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2011	2010	2009
Beginning balance	$33,292	$32,210	$22,572
Settlement and effective settlements with tax authorities and related remeasurements	(357)	—	(3,136)
Lapse of statute of limitations	(228)	(290)	(2,430)
Increase in balances related to tax positions taken in prior period	82	800	—
Decreases for tax positions taken in prior year	—	—	(807)
Increases in balances related to tax positions taken during current period	223	572	16,011
Ending balance	$33,012	$33,292	$32,210

During fiscal 2011, we recorded a net increase in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2011 was $34.0 million, all of which, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At March 31, 2011 accrued interest and penalties totaled $1.0 million.

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

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor Corporation (“Maxtor”), we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2011, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover any remaining potential tax liabilities under this section of the Tax Sharing Agreement.

As of March 31, 2011, we had federal net operating loss and tax credit carryforwards of approximately $187.7 million and $158.5 million, respectively. Our federal net operating loss carryforwards include $28.3 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2012 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $10.1 million of acquired net operating losses and $10.7 million of credits.

Certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should the company undergo such a change in stock ownership, it could severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

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

NOTE 12: NET INCOME (LOSS) PER SHARE

Equity Instruments Outstanding

We have granted stock options and restricted stock units under our Plans that, upon exercise and vesting, respectively, would increase shares outstanding. On November 15, 2010, we issued 3.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.33 per share. These notes, if converted, would increase shares outstanding.

On June 3, 2009 we entered into an agreement with EMC Corporation (“EMC”) which provides for the issuance of certain warrants. On June 23, 2009, we issued a warrant to EMC to purchase 10 million shares of our common stock at a $0.38 per share exercise price. Only in the event of a change of control of Quantum will this warrant vest and be exercisable. It expires seven years from the date of issuance or three years after change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.

In addition, under the June 3, 2009 agreement, as amended, we will grant additional warrants to EMC if certain DXi software revenue amounts are reached by specific dates. The necessary revenue amounts are not forecasted to be reached by specific dates to cause additional warrants to be earned. If additional warrants are earned, they are issuable to EMC within 30 days following August 31, 2011 with the same vesting and exercise conditions as the warrant issued June 23, 2009. In no event shall warrants be issued or exercisable to the extent that issuance or exercise would result in EMC holding, or being deemed to hold, more than 15% of our issued and outstanding capital stock. Upon exercise, warrants would increase shares outstanding.

At March 31, 2010 and 2009, we had outstanding 4.375% convertible subordinated notes which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share.

Net Income (Loss) per Share

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2011	2010	2009
Net income (loss)	$4,541	$16,634	$(358,264)
Interest on dilutive notes	—	1,249	—
Net gain on extinguishment of dilutive notes	—	(12,859)	—
Income (loss) for purposes of computing income (loss) per diluted share	$4,541	$5,024	$(358,264)
Weighted average shares and common share equivalents (“CSE”):
Basic	220,888	212,672	209,041
Dilutive CSE from stock plans	8,815	4,056	—
Dilutive CSE from purchase plan	35	471	—
Dilutive CSE from convertible notes	—	6,562	—
Diluted	229,738	223,761	209,041
Basic net income (loss) per share	$0.02	$0.08	$(1.71)
Diluted net income (loss) per share	$0.02	$0.02	$(1.71)

The computations of diluted net income (loss) per share for the periods presented excluded the following because the effect would have been antidilutive:
  For fiscal 2011, 11.6 million weighted equivalent shares of the 3.50% convertible subordinated notes were excluded. For fiscal 2010 and 2009, 5.1 million and 36.8 million weighted equivalent shares, respectively, of the 4.375% convertible subordinated notes were excluded.
  For fiscal 2011 and 2010, stock options to purchase 10.4 million and 18.8 million weighted average shares, respectively, were excluded. Stock options to purchase 25.6 million shares were excluded for fiscal 2009.
  Unvested restricted stock units of 49,000 and 0.2 million weighted average shares for fiscal 2011 and 2010, respectively, were excluded. Unvested restricted stock units of 6.3 million shares outstanding at March 31, 2009 were excluded.
NOTE 13: LITIGATION

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

NOTE 14: COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. We also have equipment leases for various office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. These leases are operating leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. The future minimum lease payment schedule below includes $33.6 million for this Colorado Springs campus.

Rent expense was $12.7 million, $13.8 million and $15.5 million for fiscal 2011, 2010 and 2009, respectively. Sublease income was $37,000, $0.7 million and $1.3 million for fiscal 2011, 2010 and 2009, respectively.

Future minimum lease payments under operating leases are as follows (in thousands):

Lease Payments
For the year ending March 31,
2012	$13,073
2013	11,400
2014	9,209
2015	8,396
2016	6,901
Thereafter	22,499
$71,478

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2011 and 2010, we had issued non-cancelable purchase commitments for $33.8 million and $40.3 million, respectively, to purchase finished goods from our contract manufacturers.

NOTE 15: GEOGRAPHIC AND CUSTOMER INFORMATION

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	For the year ended March 31,
	2011		2010		2009
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$430,125	$23,596	$448,830	$22,522	$533,000	$25,787
Europe	179,519	787	188,367	1,099	218,157	1,610
Asia Pacific	62,626	597	44,230	907	57,815	1,156
	$672,270	$24,980	$681,427	$24,528	$808,972	$28,553

We had one customer that accounted for 10% or more of our revenue in current and prior years (revenue in millions):

	For the year ended March 31,
	2011		2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Dell	$68.7	10%	$86.5	13%	$116.6	14%

Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2011	2010	2009
Disk systems and software solutions	$110,678	$83,508	$87,574
Tape automation systems	254,153	263,977	317,907
Devices and non-royalty media	92,072	108,616	151,003
Service	151,095	156,477	164,664
Royalty	64,272	68,849	87,824
Total revenue	$672,270	$681,427	$808,972

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2011
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$163,225	$167,722	$176,226	$165,097
Gross margin	67,454	71,396	75,570	68,562
Net income (loss)	(2,696)	3,025	5,864	(1,652)
Basic net income (loss) per share	(0.01)	0.01	0.03	(0.01)
Diluted net income (loss) per share	(0.01)	0.01	0.03	(0.01)

	For the year ended March 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$160,340	$174,926	$181,710	$164,451
Gross margin	61,643	76,629	74,716	67,049
Net income (loss)	5,008	11,355	4,636	(4,365)
Basic net income (loss) per share	0.02	0.06	0.02	(0.02)
Diluted net income (loss) per share	(0.02)	0.04	0.02	(0.02)

Net income for fiscal 2010 included a $12.9 million gain on debt extinguishment, net of costs, of which $11.3 million and $1.6 million were recorded in the first and second quarters of fiscal 2010, respectively.

NOTE 17:  SUBSEQUENT EVENT

On June 13, 2011, we acquired Pancetera Software, Inc., a Delaware corporation (“Pancetera”) pursuant to a statutory merger in order to enhance our product offerings and technology portfolio in exchange for approximately $12.0 million, comprised of $8.4 million in cash and $3.6 million in Quantum common stock.  We acquired all outstanding shares of Pancetera and assumed all of Pancetera’s outstanding unvested stock options according to the option exchange ratio defined in the purchase agreement with Pancetera.

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Additions (releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2009	$5,746	$569	$(4,316)	$1,999
March 31, 2010	1,999	(453)	(748)	798
March 31, 2011	798	(502)	107	403
____________________

(i) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of PricewaterhouseCoopers LLP as described below, for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This control evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2011, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2011. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	Year ended March 31, 2011
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	26,549	$1.76	12,246
Equity compensation plans not approved by stockholders (2), (3)	2,171	$3.55	—
	28,720	$1.89	12,246

____________________

(1)	Included in the stockholder approved plans are 6.6 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $2.34.

(2)	The Supplemental Stock Option Plan (“SSOP”) was terminated April 1, 2003, from which time no new stock options or stock purchase rights will be granted. Outstanding stock options granted under the SSOP prior to April 1, 2003, remain outstanding and continue to be governed by the terms and conditions of the SSOP.

(3)	Advanced Digital Information Corporation’s 1999 Stock Incentive Compensation Plan was assumed by Quantum on August 22, 2006 according to the terms detailed in the Agreement and Plan of Merger dated May 2, 2006 (“Merger Agreement”). Such outstanding stock options granted under this plan continue to be governed by the terms and conditions of the respective plan; however, the number of stock options and exercise prices of the outstanding stock options were changed in accordance with the formula in the Merger Agreement for the right to purchase Quantum common stock.

We also have an employee stock purchase plan with 5.9 million shares available for issuance that has been approved by stockholders.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Investor Relations
     Quantum Corporation
     1650 Technology Drive, Suite 800
     San Jose, California 95110
     (408) 944-4450

     (a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

     (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certificate of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek.*	8-K	001-13449	10.3	April 5, 2011
10.3	Executive Chairman Change of Control Agreement between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.4	April 5, 2011
10.4	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.5	April 5, 2011
10.5	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.2	May 10, 2011
10.6	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.1	November 15, 2007
10.7	Form of Restricted Stock Unit Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.3	November 7, 2008
10.8	Form of Restricted Stock Unit Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.4	November 7, 2008
10.9	Form of Stock Option Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *‡
10.10	Form of Stock Option Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *‡
10.11	Form of Stock Option Agreement. For Chief Executive Officer under the Amended and Restated 1993 Long-Term Incentive Plan. *‡
10.12	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2	November 15, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.13	Form of Stock Option Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *‡
10.14	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-Q	001-13449	10.2	November 7, 2008
10.15	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Compensation Plan. *	S-8	001-13449	4.4	August 25, 2006
10.16	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek.*	8-K	001-13449	10.1	April 5, 2011
10.17	Offer Letter, dated March 31, 2011, between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.2	April 5, 2011
10.18	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.19	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.20	Amendment to Employment Offer Letter between Registrant and William C. Britts.*	10-Q	001-13449	10.3	February 5, 2010
10.21	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.22	Termination Agreement and General Release of all Claims, dated July 21, 2010, between Registrant and Gerald G. Lopatin. *	8-K	001-13449	10.1	July 23, 2010
10.23	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto.	10-Q	001-13449	10.8	August 9, 2007
10.24	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein.	10-Q	001-13449	10.9	August 9, 2007
10.25	Amendment No. 1, dated as of April 15, 2009, to Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Administrative Agent, and the Lenders thereto.	8-K	001-13449	10.1	April 16, 2009
10.26	Amendment No. 2, dated as of October 26, 2010 to Senior Secured Credit Agreement dated July 12, 2007, by and among the Registrant, Credit Suisse, as Administrative Agent, and the Lenders thereto.	8-K	001-13449	10.1	October 26, 2010
10.27	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007. *	8-K	001-13449	10.1	July 18, 2007
10.28	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007. *	8-K	001-13449	10.2	July 18, 2007
10.29	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.30	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.31	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.32	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.33	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.34	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.35	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.36	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.37	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.38	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.39	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.40	Amended and Restated Employee Stock Purchase Plan, dated January 1, 2010. *	8-K	001-13449	10.1	January 6, 2010
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: June 14, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon W. Gacek and Linda M. Breard, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 14, 2011.

Signature	Title
/s/ JON W. GACEK	Director, Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ LINDA M. BREARD	Chief Financial Officer
Linda M. Breard	(Principal Financial and Chief Accounting Officer)

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ RICHARD E. BELLUZZO	Director
Richard E. Belluzzo

/s/ MICHAEL A. BROWN	Director
Michael A. Brown

/s/ THOMAS S. BUCHSBAUM	Director
Thomas S. Buchsbaum

/s/ EDWARD M. ESBER, JR.	Director
Edward M. Esber, Jr

/s/ ELIZABETH A. FETTER	Director
Elizabeth A. Fetter

/s/ JOSEPH A. MARENGI	Director
Joseph A. Marengi

/s/ DAVID E. ROBERSON	Director
David E. Roberson

/s/ DENNIS P. WOLF	Director
Dennis P. Wolf