Form 10-Q
period 2011-06-30
QUANTUM CORP /DE/
filed 2011-08-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

Form 10-Q
____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of the close of business on August 2, 2011, 231.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
Product revenue	$102,268	$108,454
Service revenue	36,696	38,637
Royalty revenue	14,571	16,134
Total revenue	153,535	163,225
Cost of product revenue	68,507	70,635
Cost of service revenue	22,066	25,136
Restructuring benefit related to cost of revenue	(300)	—
Total cost of revenue	90,273	95,771
Gross margin	63,262	67,454
Operating expenses:
Research and development	18,580	18,122
Sales and marketing	30,525	30,078
General and administrative	16,002	15,483
Restructuring benefit	(164)	(83)
	64,943	63,600
Income (loss) from operations	(1,681)	3,854
Interest income and other, net	(98)	(32)
Interest expense	(2,809)	(6,115)
Loss before income taxes	(4,588)	(2,293)
Income tax provision	638	403
Net loss	$(5,226)	$(2,696)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted-average common and common equivalent shares	228,423	215,448

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$73,829	$76,010
Restricted cash	1,586	1,863
Accounts receivable, net of allowance for doubtful accounts of $304 and $403, respectively	96,825	114,969
Manufacturing inventories	49,085	48,131
Service parts inventories	43,583	45,036
Deferred income taxes	6,219	6,271
Other current assets	11,540	11,274
Total current assets	282,667	303,554

Long-term assets:
Property and equipment, less accumulated depreciation	25,365	24,980
Amortizable intangible assets, less accumulated amortization	40,575	44,711
In-process research and development	349	—
Goodwill	55,613	46,770
Other long-term assets	10,321	10,950
Total long-term assets	132,223	127,411
	$414,890	$430,965
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,846	$52,203
Accrued warranty	7,157	7,034
Deferred revenue, current	81,249	87,488
Current portion of long-term debt	1,016	1,067
Accrued restructuring charges	1,565	4,028
Accrued compensation	30,335	31,249
Income taxes payable	1,483	1,172
Other accrued liabilities	18,714	21,418
Total current liabilities	192,365	205,659

Long-term liabilities:
Deferred revenue, long-term	33,493	34,281
Deferred income taxes	6,271	6,820
Long-term debt	98,051	103,267
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	7,165	7,049
Total long-term liabilities	279,980	286,417

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 230,118 and 227,311 shares issued and
outstanding at June 30, 2011 and March 31, 2011, respectively	2,301	2,273
Capital in excess of par	394,676	385,911
Accumulated deficit	(461,814)	(456,588)
Accumulated other comprehensive income	7,382	7,293
Total stockholders’ deficit	(57,455)	(61,111)
	$414,890	$430,965

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(5,226)	$(2,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,982	2,974
Amortization	6,482	9,477
Service parts lower of cost or market adjustment	1,735	4,458
Deferred income taxes	(493)	156
Share-based compensation	3,017	3,042
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	18,150	(2,152)
Manufacturing inventories	(2,564)	(3,204)
Service parts inventories	1,328	(321)
Accounts payable	(1,364)	(4,559)
Accrued warranty	123	(69)
Deferred revenue	(7,055)	(15,185)
Accrued restructuring charges	(2,486)	(1,351)
Accrued compensation	(1,019)	(4,136)
Income taxes payable	303	(623)
Other assets and liabilities	(2,545)	(1,520)
Net cash provided by (used in) operating activities	11,368	(15,709)

Cash flows from investing activities:
Purchases of property and equipment	(3,413)	(2,193)
Decrease in restricted cash	300	72
Return of principal from other investments	—	95
Payment for business acquisition, net of cash acquired	(8,152)	—
Net cash used in investing activities	(11,265)	(2,026)

Cash flows from financing activities:
Repayments of long-term debt	(5,267)	(471)
Payment of taxes due upon vesting of restricted stock	(424)	(429)
Proceeds from issuance of common stock	3,433	1,037
Net cash provided by (used in) financing activities	(2,258)	137

Effect of exchange rate changes on cash and cash equivalents	(26)	(61)

Net decrease in cash and cash equivalents	(2,181)	(17,659)
Cash and cash equivalents at beginning of period	76,010	114,947
Cash and cash equivalents at end of period	$73,829	$97,288

Fair value of common stock issued for business combination	$2,767	$—

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. On June 13, 2011, we acquired Pancetera Software, Inc. (“Pancetera”), and Pancetera’s results of operations are included in our Condensed Consolidated Statement of Operations from that date. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Balance Sheet as of March 31, 2011 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2011 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 14, 2011.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

Significant Accounting Policies

Except for the business combination policy noted below, the significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are unchanged and are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 14, 2011. We allocate the purchase price paid to the assets acquired and liabilities assumed in a business combination at their estimated fair values as of the acquisition date. Any excess purchase price above the identified net tangible and intangible assets and assumed liabilities is allocated to goodwill. We consider fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is used to assess the fair value of assets acquired and liabilities assumed. We evaluate the tangible and intangible assets as well as liabilities and contingencies of the acquired company.

New Accounting Standards Adopted

In the first quarter of fiscal 2012, we adopted the goodwill impairment guidance for reporting units with zero or negative carrying amounts. The adoption of this standard did not have an impact on our financial position or results of operations.

In the first quarter of fiscal 2012, we adopted the guidance for disclosure of supplementary pro forma information for business combinations. Adoption of this standard did not have an impact on our financial position or results of operations, other than the additional disclosures included in the notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the accounting standards for fair value measurements and disclosures. ASU 2011-04 provides clarifications about the application of existing fair value measurement and disclosure requirements. In addition, ASU 2011-04 changes how to measure fair value of financial instruments managed within a portfolio and how to apply premiums and discounts. There are also additional disclosures required. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will apply this standard beginning in fiscal 2013 and do not anticipate adoption will impact our statements of financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income (loss) and its components followed immediately by a statement of total other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will apply this standard beginning in fiscal 2013 and, other than changing the location of information presented, we do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 3: ACQUISITION

On June 13, 2011, we acquired Pancetera pursuant to a statutory merger in order to enhance our product offerings and technology portfolio in exchange for approximately $11.0 million, comprised of $8.2 million in cash and $2.8 million in Quantum common stock. We acquired all outstanding shares of Pancetera and assumed all of Pancetera’s outstanding unvested stock options according to the option exchange ratio defined in the purchase agreement with Pancetera. We also assumed unvested restricted Pancetera common stock in accordance with the purchase agreement. Pancetera’s results of operations are included in our Condensed Consolidated Statements of Operations and Cash Flows from the June 13, 2011 acquisition date.

The acquisition was recorded under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair values as set forth below. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill (in thousands):

Current assets	$46
Property and equipment	37
Amortizable intangible assets	1,795
In-process research and development	349
Goodwill	8,843
Current liabilities	(116)
Total purchase price	$10,954

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Pancetera’s existing and future products. The fair value of current assets, property and equipment and current liabilities was based on market prices at the acquisition date. The fair value of amortizable intangible assets and in-process research and development (“IPR&D”) was based, in part, on a valuation using a discounted cash flow approach and other valuation techniques as well as management’s estimates and assumptions.

The amortizable intangible assets are all related to developed technology and are included in purchased technology within the intangible assets and goodwill footnote. Purchased technology, which comprises products that have reached technological feasibility, was primarily related to SmartRead®. SmartRead is patented technology, primarily comprised of a set of algorithms that reduce storage input-output when performing maintenance tasks such as backup, replication or migration of virtual machines. Current products containing the SmartRead technology include SmartView TM and SmartMotion TM. Purchased technology intangible assets also include a combination of Pancetera processes, patents and trade secrets related to the design and development of these products. This proprietary know-how can be leveraged to develop new technology and improve our products. The SmartRead purchased technology intangible asset has an amortization period of four years.

IPR&D represents incomplete Pancetera research and development projects that had not reached technological feasibility as of the acquisition date. Due to the nature of IPR&D, the expected life is indeterminate and we will periodically evaluate for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects.

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. The results of operations for the first quarter of fiscal 2012 included immaterial revenue and a $0.1 million net loss of Pancetera since the acquisition date. In addition, we incurred $0.2 million in acquisition expenses which are included in general and administrative expense in our Condensed Consolidated Statement of Operations.

The following unaudited supplemental pro forma information presents the combined results of operations of Quantum and Pancetera as if the acquisition had occurred as of the beginning of fiscal 2011. The first quarter of fiscal 2011 supplemental pro forma earnings were adjusted to include $0.9 million in nonrecurring acquisition expenses incurred in the first quarter of fiscal 2012. These amounts have been excluded from the first quarter of fiscal 2012 supplemental pro forma earnings (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Pro forma revenue	$153,568	$163,225
Pro forma net loss	$(5,974)	$(4,594)

NOTE 4: FAIR VALUE

The assets acquired and liabilities assumed from Pancetera were recorded at their respective fair values on the acquisition date. The following fair value disclosures are in regard to the remainder of our assets and liabilities.

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices for similar assets at the respective balance sheet dates and are level 2 fair value measurements (in thousands):

	June 30, 2011	March 31, 2011
Money market funds	$64,610	$68,560

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized.  These assets include property and equipment, amortizable intangible assets, IPR&D and goodwill.  We did not record impairments to any non-financial assets in the first quarter of fiscal 2012 or 2011. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value. The carrying value and fair value of these financial liabilities at June 30, 2011 and March 31, 2011 were as follows (in thousands):

	June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$99,067	$98,696	$104,334	$103,812
Convertible subordinated notes(2)	135,000	148,838	135,000	133,126
(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on quoted market prices.

NOTE 5: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
Manufacturing inventories:
Finished goods	$21,802	$19,999
Work in process	6,716	7,385
Materials and purchased parts	20,567	20,747
	$49,085	$48,131
Service parts inventories:
Finished goods	$23,626	$25,348
Component parts	19,957	19,688
	$43,583	$45,036

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the first quarter of fiscal 2012 and 2011, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	June 30, 2011			March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,962	$(178,925)	$11,037	$188,167	$(176,350)	$11,817
Trademarks	27,260	(26,519)	741	27,260	(26,316)	944
Non-compete agreements	500	(493)	7	500	(468)	32
Customer lists	106,419	(77,629)	28,790	106,419	(74,501)	31,918
	$324,141	$(283,566)	$40,575	$322,346	$(277,635)	$44,711

Total intangible amortization expense was $5.9 million and $9.1 million for the first quarter of fiscal 2012 and 2011, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. The following provides a summary of the carrying value of goodwill (in thousands):

	Three Months Ended
	June 30, 2011	March 31, 2011
Beginning balance
Goodwill	$385,770	$385,770
Accumulated impairment losses	(339,000)	(339,000)
	46,770	46,770
Goodwill from Pancetera acquisition	8,843	—
Ending balance
Goodwill	394,613	385,770
Accumulated impairment losses	(339,000)	(339,000)
	$55,613	$46,770

NOTE 7: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Beginning balance	$7,034	$5,884
Additional warranties issued	2,449	2,622
Adjustments for warranties issued in prior fiscal years	421	391
Settlements	(2,747)	(3,082)
Ending balance	$7,157	$5,815

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

NOTE 8: RESTRUCTURING CHARGES

In fiscal 2011 and continuing in fiscal 2012, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. The types of restructuring expense (benefit) for the three months ended June 30, 2011 and 2010 were (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
By expense (benefit) type
Severance and benefits	$(179)	$555
Facilities	15	(638)
Other	(300)	—
	$(464)	$(83)

Fiscal 2012

During the first quarter of fiscal 2012, severance and benefits reversals were due to actual payments lower than estimated and retaining certain positions. The other restructuring reversal was due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011.

Fiscal 2011

During the first quarter of fiscal 2011, severance and benefits restructuring expenses were due to eliminating positions worldwide across all operating functions. The net reversal of facility restructuring charges in the first quarter of fiscal 2011 was primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three months ended June 30, 2011
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2011	$2,885	$843	$300	$4,028
Restructuring charges	—	15	—	15
Reversals	(179)	—	(300)	(479)
Cash payments	(1,907)	(115)	—	(2,022)
Assumed restructuring liability	23	—	—	23
Balance as of June 30, 2011	$822	$743	$—	$1,565

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2012	$822	$295	$—	$1,117
Fiscal 2013 to 2016	—	448	—	448
	$822	$743	$—	$1,565

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

During the first quarter of fiscal 2012, we assumed outstanding unvested options and unvested restricted shares of Pancetera which were exchanged into options to purchase Quantum common stock and unvested restricted shares of Quantum common stock in accordance with the purchase agreement. As of June 13, 2011, Pancetera had approximately 0.8 million unvested stock options and 0.5 million unvested restricted shares outstanding. Based on the exchange ratio of 0.2403 calculated in accordance with the formula in the purchase agreement, we assumed the outstanding unvested options, which are exercisable for an aggregate of 194,000 shares of Quantum common stock. Based on the relative cash and stock consideration for Pancetera shares per the purchase agreement, the unvested restricted shares became 33,000 unvested restricted shares of Quantum common stock and $200,000 in unvested cash. The estimated fair value of unvested Pancetera options, unvested restricted shares and unvested cash related to future service is being recognized over the remaining service period.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans, options assumed and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Share-based compensation:
Cost of revenue	$455	$460
Research and development	640	749
Sales and marketing	719	885
General and administrative	1,203	948
	$3,017	$3,042
Share-based compensation by type of award:
Stock options	$953	$1,104
Restricted stock	1,697	1,461
Stock purchase plan	367	477
	$3,017	$3,042

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2012 and 2011 were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Options life (in years)	4.0	4.2
Risk-free interest rate	1.57%	2.02%
Stock price volatility	112.33%	106.75%
Weighted-average grant date fair value	$1.91	$1.96

The weighted-average fair value of stock options assumed from Pancetera, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2012 were based on estimates at the acquisition date as follows:

Three Months Ended
June 30, 2011
Options life (in years)	5.2
Risk-free interest rate	1.65%
Stock price volatility	100.93%
Weighted-average grant date fair value	$2.67

The assumed options have a 10 year contractual life from the original grant date.

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employee. The weighted-average grant date fair values of restricted stock units granted during the first quarter of fiscal 2012 and 2011 were $2.79 and $2.86, respectively.

The fair value of restricted stock assumed from Pancetera is the intrinsic value as of the assumption date since the related restricted stock was granted at a value of approximately $0.01 per Quantum common share. The weighted-average fair value of assumed restricted stock was $2.94.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2012 or 2011.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	22,080	$2.43
Granted and assumed	1,618	2.33
Exercised	(1,464)	2.35
Forfeited	(139)	1.49
Expired	(72)	9.39
Outstanding as of June 30, 2011	22,023	$2.41	3.39	$25,835
Vested and expected to vest at June 30, 2011	21,565	$2.42	3.33	$25,209
Exercisable as of June 30, 2011	14,525	$2.97	2.42	$11,026

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2011	6,640	$1.95
Granted and assumed	854	2.79
Vested	(515)	1.88
Forfeited	(269)	2.39
Nonvested at June 30, 2011	6,710	$2.05

NOTE 10: INCOME TAXES

Income tax provision for the first quarter of fiscal 2012 and 2011 was $0.6 million and $0.4 million, respectively, and reflects expenses for foreign income taxes and state taxes.

NOTE 11: NET LOSS PER SHARE

The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2011	June 30, 2010
Net loss	$(5,226)	$(2,696)
Basic and diluted weighted-average shares and common share equivalents	228,423	215,448
Basic and diluted net loss per share	$(0.02)	$(0.01)

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:
  At June 30, 2011, 31.2 million weighted equivalent shares of 3.50% convertible subordinated notes issued in November 2010 were excluded. At June 30, 2010, 5.1 million weighted equivalent shares of 4.375% convertible subordinated notes issued in July 2003 were excluded.
  Options to purchase 7.4 million and 11.5 million weighted-average shares at June 30, 2011 and 2010, respectively, were excluded.
  Unvested restricted stock and restricted stock units of 0.1 million and 0.4 million weighted-average shares at June 30, 2011 and 2010, respectively, were excluded.
NOTE 12: COMPREHENSIVE LOSS

Total comprehensive loss, net of tax, if any, for the three months ended June 30, 2011 and 2010 was (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Net loss	$(5,226)	$(2,696)
Net unrealized gains (losses) on revaluation of long-term intercompany balance	(27)	215
Foreign currency translation adjustment	116	(617)
Total comprehensive loss	$(5,137)	$(3,098)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin and operating expenses for our second quarter of fiscal 2012; (2) our expectations relating to growing our branded disk systems and software solutions and branded tape automation systems revenue; (3) our research and development plans and focuses; (4) our expectations regarding the benefits of our acquisition of Pancetera Software, Inc. “Pancetera”); (5) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (6) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (7) our expectations regarding our ongoing efforts to control our cost structure; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (9) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) U.S. and global macroeconomic conditions, including the on-going budget and debt crises in the U.S. and the European Union; (10) our ability to successfully integrate our Pancetera acquisition; and (11) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

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

At the beginning of the fiscal year, we made changes in our sales and marketing organization in an effort to support growth in fiscal 2012, including reallocating our sales resources based on end user requirements, increasing our efforts to achieve tighter technical alignment on our complete product portfolio with our channel partners as well as actively pursuing opportunities to expand the market reach for our products. Another key area of focus for fiscal 2012 is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions as well as introducing our initial StorNext® appliance and expanding professional services and custom engineering. We believe our current tape automation systems, disk systems and software solutions provide excellent value propositions for customers and we plan to continue to expand the breadth and depth of our product and service offerings in fiscal 2012. We are focused on advancing these objectives to take advantage of our improved position in the markets in which we participate to grow revenue in fiscal 2012 and create shareholder value.

As noted above, one key area of focus is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions as well as introducing our initial StorNext appliance. In June 2011, we announced availability of the StorNext M330, our first product in a new family of StorNext appliances. The StorNext M330 appliance combines the high-performance, heterogeneous software file sharing and tiered, vendor-agnostic archiving benefits found in our StorNext data management software with the simplicity of purpose-built hardware. The StorNext M330 appliance was designed to be easily deployed with minimal configuration requirements and is targeted especially for rich media environments where it can address complex, large data management needs.

We also continued to expand features of our tape automation systems during the first quarter of fiscal 2012, and we announced enhanced archiving capabilities through the new Extended Data Life Management (“EDLM”) feature and its integration with StorNext data management software. As part of the Scalar® i6000 tape library’s iLayer™ management software, EDLM builds on the multilevel media scanning capabilities that we introduced last year for vaulted tapes.

During the first quarter of fiscal 2012, we extended the market reach for our StorNext software and Scalar i6000 tape automation products through new reseller and OEM agreements with NetApp, Inc. and Hewlett Packard Company, respectively. We expect these agreements will contribute to increased sales in subsequent quarters of fiscal 2012.

During the first quarter of fiscal 2012, we acquired Pancetera Software, Inc. (“Pancetera”) to enhance our product offerings and technology portfolio, paying $11.0 million which was comprised of $8.2 million in cash and $2.8 million in Quantum common stock. As a result of this acquisition, we have extended our technology platform by adding key assets to significantly enhance data management in virtual environments. Pancetera technology is already compatible with our DXi disk backup and deduplication products, and we plan to further integrate the technology into our roadmaps for both DXi and StorNext high-performance file sharing and archive offerings. Existing Pancetera products include SmartView™, software that provides data protection and mobility for virtual machines, and SmartMotion™, a virtual appliance that protects virtual machines to any target NAS device. These products expand the breadth and depth of our current software solutions and appliance offerings. We believe the combination of the Pancetera technology with both DXi and StorNext will provide us with a larger market opportunity and allow us to create unique solutions for protecting and managing data in virtual environments. We expect to introduce a new virtualization backup appliance incorporating the Pancetera technology and to also earn revenue from both this new appliance and existing Pancetera software products in the second quarter of fiscal 2012.

We noted stronger competition this quarter which contributed to lower win rates for sales of disk systems in the first quarter of fiscal 2012 than in recent periods. However, we continued to add a significant number of new customers for both disk systems and tape automation solutions. A large number of our product sales in a given quarter are to repeat customers, thus we endeavor to increase our installed base. In addition, we continue to believe that our branded tape automation systems business will perform better than the overall tape market in coming periods.

In July 2011, we announced availability of the DXi6701 and DXi6702 products which incorporate the DXi 2.0 software and provide a unique approach to distributed, or hybrid, deduplication. These products are designed to protect customers’ prior investments and provide flexibility for future backup architectures. We believe the introduction of these products provide a solution that will expand our sales opportunities and improve our win rates. In addition, with these new products, the DXi 2.0 software has been incorporated across our midrange disk offerings, which enables more clear and simple product positioning for our midrange products with our channel partners.

For the second quarter of fiscal 2012, we are focused on growing revenue by improving our sales and go-to-market execution, including our overall product and solution messaging with channel partners. We believe the drivers for revenue growth are in place, including our expanded product offerings.

Results

Revenue decreased $9.7 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to expected reductions in OEM deduplication software revenue due to the terms of an OEM agreement.  The relationship with a significant OEM customer for deduplication software changed from partner to competitor due to its purchase of one of our competitors in a prior year.  We continued to increase year-over-year quarterly revenue from branded disk systems and software solutions.  In the first quarter of fiscal 2012, we had continued improvement in revenue momentum with our partners, especially for midrange disk systems, and our efforts to increase revenue from branded disk systems and software solutions resulted in a 5% increase from the first quarter of fiscal 2011.  The gross margin percentage decreased slightly from the net impact of decreased high-margin revenue and less intangible amortization.  We also had a modest increase in operating expenses.  This resulted in a $1.7 million operating loss, or 1% operating margin loss, in the first quarter of fiscal 2012 compared to a 2% operating margin in the first quarter of fiscal 2011.  We generated $11.4 million in cash from operations during the first quarter of fiscal 2012.

We had total revenue of $153.5 million in the first quarter of fiscal 2012, a 6% decrease from the first quarter of fiscal 2011 primarily due to expected reductions in OEM deduplication software revenue.  Our product revenue from OEM customers decreased 30% as expected while revenue from branded products increased 7% from the first quarter of fiscal 2011, primarily due to increased media revenue and midrange disk systems revenue.  In addition, branded tape automation revenue increased 8% in a declining market, an indicator of growing our market share.  Service revenue decreased primarily due to a decreased volume of branded and OEM product repair services.  Our focus on growing the branded business in recent years is reflected in the greater proportion of non-royalty revenue from our branded business, at 80% in the first quarter of fiscal 2012 compared to 73% in the first quarter of fiscal 2011.  Royalty revenue decreased 10% as expected in the first quarter of fiscal 2012, primarily due to declining royalties from older DLT media.

Our gross margin percentage decreased 10 basis points in the first quarter of fiscal 2012 to 41.2% primarily due to the decrease of high margin OEM deduplication software revenue as well as lower royalty revenue. These decreases were largely offset by decreased intangible amortization in the first quarter of fiscal 2012 from certain intangibles becoming fully amortized in the prior year. Operating expenses increased $1.3 million, or 2%, primarily due to increased salaries and benefits from investing in our workforce. Costs incurred to acquire Pancetera were $0.2 million and are included in general and administrative expense. Interest expense decreased $3.3 million, or 54%, compared to the first quarter of fiscal 2011 primarily due to refinancing higher rate subordinated term debt with convertible subordinated notes in fiscal 2011 and to a lesser extent from continued principal prepayments of senior term debt in the prior year. We generated $11.4 million in cash from operating activities in the first quarter of fiscal 2012 compared to cash used in operations of $15.7 million in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Product revenue	$102,268	66.6%	$108,454	66.4%	$(6,186)	(5.7)%
Service revenue	36,696	23.9%	38,637	23.7%	(1,941)	(5.0)%
Royalty revenue	14,571	9.5%	16,134	9.9%	(1,563)	(9.7)%
Total revenue	$153,535	100.0%	$163,225	100.0%	$(9,690)	(5.9)%

Total revenue decreased in the first quarter of fiscal 2012 reflecting expected declines in OEM sales and royalty revenue. In the first quarter of fiscal 2011, we recognized approximately $9.5 million of OEM deduplication software revenue in accordance with contractual requirements that was not repeated. As noted above, this OEM deduplication software customer relationship has changed from partner to competitor. Our total revenue results for the first quarter of fiscal 2012 were lower than we had planned in branded disk systems and software solutions. We anticipate total revenue for the second quarter of fiscal 2012 will increase compared to the first quarter of fiscal 2012. We project revenue growth for our branded products in the second quarter of fiscal 2012, primarily from disk systems and software solutions as well as tape automation systems.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $6.2 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily due to decreased OEM deduplication software revenue recognized in accordance with contractual requirements as discussed above. This decrease was partially offset by increases in tape automation systems sales and devices and media revenue. Revenue from sales of branded products increased 7% while sales of products to our OEM customers decreased as expected in the first quarter of fiscal 2012 compared to the prior year period.

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Disk systems and software solutions	$23,459	15.3%	$31,257	19.1%	$(7,798)	(24.9)%
Tape automation systems	57,735	37.6%	56,686	34.7%	1,049	1.9%
Devices and media	21,074	13.7%	20,511	12.6%	563	2.7%
Total product revenue	$102,268	66.6%	$108,454	66.4%	$(6,186)	(5.7)%

As noted above, the primary contributor to the decreased disk systems and software solutions revenue was the prior year recognition of OEM deduplication software revenue in accordance with contractual requirements. However, we had a 5% increase in branded disk systems and software solutions compared to the first quarter of fiscal 2011 primarily due to increased revenue from midrange disk systems as a result of our efforts to build channel volume. Our disk systems and software solutions revenue was lower than we had planned for the first quarter of fiscal 2012. We believe this was due to a number of factors including execution, product positioning and stronger competition. In addition, we believe the midrange disk systems revenue and product positioning contributed to lower than expected revenue due to phased introductions of the DXi 2.0 software across the midrange disk products. Looking ahead, we expect revenue from our branded disk systems and software solutions to be a significant driver of growth in the remainder of fiscal 2012. We believe the market opportunity for these products is large, and that our products and solutions, including the product offerings added to our portfolio from the Pancetera acquisition, the recently announced DXi6701 and DXi6702 products and the newly introduced StorNext appliance, will contribute to revenue growth in the second quarter of fiscal 2012.

The increase in tape automation systems revenue in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to increased branded enterprise and entry-level tape automation systems sales. Branded tape automation systems revenue increased 8% from the first quarter of fiscal 2011 while tape automation system revenue from OEM customers decreased 5% as expected in the first quarter of fiscal 2012 compared to the prior year. We have continued to add new tape automation customers in the first quarter of fiscal 2012 despite a declining overall tape automation market.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased 3% from the first quarter of fiscal 2011. The increase was due to increased branded media sales which more than offset the anticipated decreases in sales of older technology devices that had reached or are nearing end of life. We have been experiencing higher than usual purchases of media as customers increase their media inventories due to the events in Japan and their concern regarding media supply disruption. This may result in lower media purchases in future periods as such concerns subside. The majority of media is manufactured in Japan.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased 5% from the first quarter of fiscal 2011 primarily due to a decreased volume of branded and OEM product repair services, and to a lesser extent, from decreased sales of branded service contracts.

Royalty Revenue

Tape media royalties were 10% lower in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to lower media unit sales sold by media licensees. The decrease was primarily due to decreased royalties from maturing DLT media while LTO media royalty had a slight decrease in the three months ended June 30, 2011 compared to the prior year.

Gross Margin

	Three Months Ended
(In thousands)	June 30, 2011		Gross margin %	June 30, 2010	Gross margin %	Change	% Change
Product gross margin	$33,761		33.0%	$37,819	34.9%	$(4,058)	(10.7)%
Service gross margin	14,630		39.9%	13,501	34.9%	1,129	8.4%
Royalty gross margin	14,571		100.0%	16,134	100.0%	(1,563)	(9.7)%
Gross margin	$63,262	*	41.2%	$67,454	41.3%	$(4,192)	(6.2)%

*First quarter of fiscal 2012 gross margin includes $0.3 million of restructuring benefit related to cost of revenue.

The 10 basis point decrease in gross margin percentage during the three months ended June 30, 2011 compared to the first quarter of fiscal 2011 was the net result of largely offsetting factors. The primary factor reducing gross margin and gross margin percentage was decreased OEM deduplication software revenue as noted above. In addition, lower royalty revenue also contributed to lower gross margin in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Largely offsetting the gross margin decrease from these revenue declines was lower intangible amortization due to certain intangible assets becoming fully amortized in fiscal 2011 and, to a lesser extent, increased branded product revenue. Branded sales comprised 80% of non-royalty revenue for the first quarter of fiscal 2012 compared to 73% for the first quarter of fiscal 2011. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins. In the second quarter of fiscal 2012, we expect gross margin to be slightly higher than the first quarter of fiscal 2012 primarily due to certain intangible assets becoming fully amortized.

Product Margin

Product gross margin dollars decreased $4.1 million, or 11%, on a product revenue decrease of 6% compared to the first quarter of fiscal 2011 and our product gross margin rate decreased 190 basis points primarily due to the decrease in high margin OEM deduplication software revenue. This decrease was partially offset by a decrease in intangible amortization in the first quarter of fiscal 2012.

Service Margin

Service gross margin dollars increased $1.1 million, or 8%, and service gross margin percentage increased 500 basis points despite a decrease in service revenue of $1.9 million.  These increases were primarily due to reduced costs from lower inventory allowance expense. We had higher inventory allowance expense in the first quarter of fiscal 2011 due to end of service life plans for several products.  In addition, we had a decrease in external service provider expense compared to the first quarter of fiscal 2011 and a change in the mix of services for OEM repairs and for our branded products under contract.  External service provider expense decreased due to a combination of bringing repair of certain product lines in-house that previously were repaired by external service providers and negotiating lower rates on the renewals of contracts with certain service providers.  Our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Research and development	$18,580	12.1%	$18,122	11.1%	$458	2.5%

The slight increase in research and development expenses compared to the first quarter of fiscal 2011 was primarily due to a $0.4 million increase in project materials for current development efforts.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Sales and marketing	$30,525	19.9%	$30,078	18.4%	$447	1.5%

The slight increase in sales and marketing expense in the first quarter of fiscal 2012 was primarily due to a $0.7 million increase in salaries and benefits from increased headcount mostly offset by a $0.3 million decrease in marketing expenses related to efforts to expand our position with existing and new channel partners in the first quarter of fiscal 2011.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
General and administrative	$16,002	10.4%	$15,483	9.5%	$519	3.4%

The increase in general and administrative expenses for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due a $0.7 million increase in salaries and benefits and $0.2 million in expenses to acquire Pancetera, partially offset by a $0.3 million decrease in expenses related to international business taxes.

Restructuring Benefit

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Restructuring benefit related to cost of revenue	$300	0.2%	$—	—%	$300	n/m
Restructuring benefit in operating expense	164	0.1%	83	0.1%	81	97.6%
Total restructuring benefit	$464	0.3%	$83	0.1%	$381	n/m

The increase in restructuring benefit in the first quarter of fiscal 2012 was primarily due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011 and changes in estimated severance amounts. For additional information, refer to Note 8 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Expense

	Three Months Ended
(In thousands)	June 30, 2011	% of revenue	June 30, 2010	% of revenue	Change	% Change
Interest expense	$2,809	1.8%	$6,115	3.7%	$(3,306)	(54.1)%

Interest expense decreased from the first quarter of fiscal 2011 primarily due to refinancing higher rate subordinated term debt with convertible subordinated debt in fiscal 2011 and to a lesser extent from principal payments in the prior fiscal year reducing the outstanding balance of our senior term debt.  Interest expense includes the amortization of debt issuance costs of our debt facilities.

Income Taxes

	Three Months Ended
(In thousands)	June 30, 2011	% of pre-tax loss	June 30, 2010	% of pre-tax loss	Change	% Change
Income tax provision	$638	(13.9)%	$403	(17.6)%	$235	58.3%

The income tax provision for the both the first quarter of fiscal 2012 and 2011 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
Cost of revenue	$2,575	$5,547	$(2,972)	(53.6)%
Research and development	—	100	(100)	(100.0)%
Sales and marketing	3,331	3,394	(63)	(1.9)%
General and administrative	25	25	—	—%
	$5,931	$9,066	$(3,135)	(34.6)%

The decrease in intangible amortization expense in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to certain intangible assets becoming fully amortized in the first half of fiscal 2011. For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
Cost of revenue	$455	$460	$(5)	(1.1)%
Research and development	640	749	(109)	(14.6)%
Sales and marketing	719	885	(166)	(18.8)%
General and administrative	1,203	948	255	26.9%
	$3,017	$3,042	$(25)	(0.8)%

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010
Net loss	$(5,226)	$(2,696)

Net cash provided by (used in) operating activities	11,368	(15,709)
Net cash used in investing activities	(11,265)	(2,026)
Net cash provided by (used in) financing activities	(2,258)	137

Three Months Ended June 30, 2011

The $16.6 million difference between reported net loss and cash provided by operating activities during the three months ended June 30, 2011 was primarily due to an $18.2 million decrease in accounts receivable and $13.7 million in non-cash expenses, partially offset by a $7.1 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased sales in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Non-cash expenses included $6.5 million in amortization, $3.0 million in depreciation and $3.0 million in share-based compensation. The decrease in deferred revenue was primarily due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.

Cash used in investing activities reflects $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera and $3.4 million of equipment purchases during the first quarter of fiscal 2012. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash provided by financing activities during the first three months of fiscal 2012 was primarily due to a $5.3 million principal payment on the senior term debt, partially offset by $3.4 million in proceeds received from the exercise of stock options.

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

Cash provided by financing activities during the first three months of fiscal 2011 was primarily due to $1.0 million in proceeds from issuance of common stock for employee stock option exercises, mostly offset by a $0.5 million principal payment on the senior term debt and $0.4 million paid for taxes due upon vesting of restricted stock granted to employees in prior years.

Capital Resources and Financial Condition

We have made progress in increasing operating income in recent periods, and we continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

Under the Credit Suisse credit agreement (“CS credit agreement”), we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2011, we have letters of credit totaling $1.2 million reducing the amounts available to borrow on this revolver to $48.8 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $99.1 million at June 30, 2011. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.75% at June 30, 2011. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of June 30, 2011, we were in compliance with all debt covenants.

We have $135 million aggregate principal amount outstanding of 3.50% convertible subordinated notes due November 15, 2015. Semi-annual interest payments are required on these notes.

Generation of positive cash flow from operating activities has historically been and will continue to be an important source of our cash to fund operating needs and meet our current and long-term obligations. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future to improve our operating results will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the group of lenders that provide our CS credit agreement to do any of the following:

  Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line and term loan, or
  Approve any other amendments to the CS credit agreement we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at June 30, 2011, this would mean $99.1 million could become immediately payable.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged except for the estimated fair value of assets acquired in a business combination described below. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the Securities and Exchange Commission on June 14, 2011.

Fair Value of Assets Acquired in a Business Combination

Application of the various accounting principles related to the fair value measurement of certain assets acquired in a business combination are critical accounting estimates because there are matters that are inherently uncertain when the estimate is made, different estimates reasonably could have been used and changes in the estimate that are reasonably possible could materially impact the resulting valuation and the financial statements. Judgments were required to determine fair values of amortizable intangible assets, in-process research and development and the resulting amount of goodwill. Significant estimates and assumptions included:
  Planned product roadmaps, including the primary feature sets of new products;
  Expected efforts and associated costs required to integrate technologies acquired into new products;
  Assessed importance of in-process research and development to our overall development plan;
  Estimated values and rates of a market participant;
  Estimated future cash flows of current and future products; and
  Estimated discount rate applied to future cash flows.
In addition, the estimated future life of purchased technology intangibles impacts future financial statements. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2012, we adopted the goodwill impairment guidance for reporting units with zero or negative carrying amounts and adopted the guidance for disclosure of supplementary pro forma information for business combinations. The adoption of these standards did not have an impact on our financial position or results of operations, other than additional disclosures. For information regarding our assessment of other recent accounting pronouncements, refer to Note 2 “Significant Accounting Policies; New Accounting Standards.”

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

Our cash equivalents consisted solely of money market funds during the three months ended June 30, 2011. During the first quarter of fiscal 2012, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.3 million.

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

Our disk systems compete with product offerings of EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”) and NetApp, Inc. (“NetApp”). A number of our competitors also license technology from competing companies such as FalconStor Software, Inc. and Sepaton, Inc. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape automation products primarily compete with product offerings of BDT Products Inc., Dell, Inc. (“Dell”), HP, IBM, and Oracle Corporation (“Oracle”). Increased competition has resulted in decreased prices for tape automation products and product offerings that incorporate new features and technologies. Pricing pressure is more pronounced in the tape automation market for entry-level products and least pronounced for enterprise products. Similar to our competitors, our products may be priced lower and often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. If competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

The economic crisis in the U.S. and global financial markets had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets to refinance certain debt. The initial impact of this economic crisis was reflected in our results for the second quarter of fiscal 2009. We continue to face risks related to the slow economic recovery and concerns of a return to a recession, including the impact to our results in the first half of fiscal 2011 from economic conditions in Europe. For example, U.S. government deficit spending and debt levels, as well as concerns about the U.S. debt ceiling and credit rating as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2011, we entered into an Agreement and Plan of Merger to acquire Pancetera Software, Inc. We paid approximately $11.0 million of aggregate merger consideration, comprised of approximately $8.2 million in cash and $2.8 million in Quantum common stock. We issued 937,931 shares of our common stock to the stockholders of Pancetera Software, Inc. In addition, we assumed the unvested restricted shares of Pancetera Software, Inc. in exchange for cash and 33,484 shares of Quantum common stock. Based on representations and warranties made by the stockholders of Pancetera Software, Inc., we issued our common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) and Regulation D Rule 506.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 37 of this report is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: August 9, 2011

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
10.1	Employment offer letter, dated March 31, 2011, between Registrant and Jon W. Gacek.*	8-K	001-13449	10.1	April 5, 2011
10.2	Offer letter, dated March 31, 2011, between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.2	April 5, 2011
10.3	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek.*	8-K	001-13449	10.3	April 5, 2011
10.4	Executive Chairman Change of Control Agreement between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.4	April 5, 2011
10.5	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.5	April 5, 2011
10.6	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson.*	8-K	001-13449	10.1	May 10, 2011
10.7	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.2	May 10, 2011
10.8	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.‡
10.9	Pancetera Software, Inc. Amended and Restated 2008 Stock Option and Stock Purchase Plan.*	S-8	333-175208	4.1	June 29, 2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.