Form 10-Q
period 2011-09-30
QUANTUM CORP /DE/
filed 2011-11-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

Form 10-Q
____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of the close of business on November 3, 2011, approximately 233.7 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Product revenue	$115,126	$112,329	$217,394	$220,783
Service revenue	35,898	37,728	72,594	76,365
Royalty revenue	14,015	17,665	28,586	33,799
Total revenue	165,039	167,722	318,574	330,947
Cost of product revenue	72,299	73,067	140,806	143,702
Cost of service revenue	21,129	23,259	43,195	48,395
Restructuring benefit related to cost of revenue	—	—	(300)	—
Total cost of revenue	93,428	96,326	183,701	192,097
Gross margin	71,611	71,396	134,873	138,850
Operating expenses:
Research and development	19,003	18,128	37,583	36,250
Sales and marketing	31,115	29,119	61,640	59,197
General and administrative	15,230	14,941	31,232	30,424
Restructuring charges	863	94	699	11
Total operating expenses	66,211	62,282	131,154	125,882
Gain on sale of patents	1,500	—	1,500	—
Income from operations	6,900	9,114	5,219	12,968
Interest income and other, net	(182)	306	(280)	274
Interest expense	(2,852)	(6,001)	(5,661)	(12,116)
Income (loss) before income taxes	3,866	3,419	(722)	1,126
Income tax provision	305	394	943	797
Net income (loss)	$3,561	$3,025	$(1,665)	$329

Basic and diluted net income (loss) per share:	$0.01	$0.01	$(0.01)	$0.00

Weighted average common and common equivalent shares:
Basic	232,712	218,856	230,579	217,167
Diluted	238,459	221,999	230,579	224,267

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$46,460	$76,010
Restricted cash	2,996	1,863
Accounts receivable, net of allowance for doubtful accounts of $356 and $403, respectively	108,645	114,969
Manufacturing inventories	50,438	48,131
Service parts inventories	42,705	45,036
Deferred income taxes	6,362	6,271
Other current assets	10,915	11,274
Total current assets	268,521	303,554

Long-term assets:
Property and equipment, less accumulated depreciation	25,030	24,980
Amortizable intangible assets, less accumulated amortization	35,182	44,711
In-process research and development	349	—
Goodwill	55,613	46,770
Other long-term assets	9,496	10,950
Total long-term assets	125,670	127,411
	$394,191	$430,965
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$53,394	$52,203
Accrued warranty	7,113	7,034
Deferred revenue, current	81,858	87,488
Current portion of long-term debt	708	1,067
Accrued restructuring charges	1,276	4,028
Accrued compensation	26,703	31,249
Income taxes payable	1,386	1,172
Other accrued liabilities	19,960	21,418
Total current liabilities	192,398	205,659

Long-term liabilities:
Deferred revenue, long-term	34,361	34,281
Deferred income taxes	6,174	6,820
Long-term debt	68,106	103,267
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	7,281	7,049
Total long-term liabilities	250,922	286,417

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 233,496 and 227,311 shares
issued and outstanding at September 30, 2011 and March 31, 2011, respectively	2,335	2,273
Capital in excess of par	399,870	385,911
Accumulated deficit	(458,253)	(456,588)
Accumulated other comprehensive income	6,919	7,293
Total stockholders’ deficit	(49,129)	(61,111)
	$394,191	$430,965

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(1,665)	$329
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,928	5,878
Amortization	12,521	17,327
Service parts lower of cost or market adjustment	3,851	7,053
Deferred income taxes	(713)	(171)
Share-based compensation	6,822	5,516
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	6,330	2,559
Manufacturing inventories	(5,992)	(974)
Service parts inventories	2,166	1,033
Accounts payable	1,189	(3,595)
Accrued warranty	79	329
Deferred revenue	(5,578)	(18,142)
Accrued restructuring charges	(2,761)	(2,737)
Accrued compensation	(4,506)	(3,154)
Income taxes payable	248	(907)
Other assets and liabilities	(913)	145
Net cash provided by operating activities	17,006	10,489

Cash flows from investing activities:
Purchases of property and equipment	(6,036)	(7,677)
(Increase) decrease in restricted cash	(1,245)	69
Return of principal from other investments	—	95
Payment for business acquisition, net of cash acquired	(8,152)	—
Net cash used in investing activities	(15,433)	(7,513)

Cash flows from financing activities:
Repayments of long-term debt	(35,521)	(942)
Repayments of convertible subordinated debt	—	(22,099)
Payment of taxes due upon vesting of restricted stock	(2,544)	(2,076)
Proceeds from issuance of common stock	6,975	3,366
Net cash used in financing activities	(31,090)	(21,751)

Effect of exchange rate changes on cash and cash equivalents	(33)	40

Net decrease in cash and cash equivalents	(29,550)	(18,735)
Cash and cash equivalents at beginning of period	76,010	114,947
Cash and cash equivalents at end of period	$46,460	$96,212

Fair value of common stock issued for business combination	$2,767	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM), founded in 1980, is a global expert in data protection and big data management. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions to solve data protection and big data management challenges supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and its components followed immediately by a statement of total other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, reclassification adjustments have been deferred. We will apply this standard beginning in fiscal 2013 and, as this affects presentation only, adoption will not impact our statements of financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities the option to perform a qualitative assessment for step one impairment testing. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted if the current fiscal year test has not been performed. We are considering early adopting ASU 2011-08 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 3: ACQUISITION

On June 13, 2011, we acquired Pancetera in order to enhance our product offerings and technology portfolio pursuant to a statutory merger in exchange for approximately $11.0 million, comprised of $8.2 million in cash and $2.8 million in Quantum common stock. We acquired all outstanding shares of Pancetera and assumed all of Pancetera’s outstanding unvested stock options according to the option exchange ratio defined in the merger agreement with Pancetera. We also assumed unvested restricted Pancetera common stock in accordance with the merger agreement. Pancetera’s results of operations are included in our Condensed Consolidated Statements of Operations and Cash Flows from the June 13, 2011 acquisition date.

The acquisition was recorded under the acquisition method of accounting, resulting in the purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The preliminary allocation of assets acquired and liabilities assumed is set forth below (in thousands):

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

The amortizable intangible assets are all related to developed technology and are included in purchased technology within Note 6: “Intangible Assets and Goodwill.” Purchased technology, which comprises products that have reached technological feasibility, was primarily related to SmartRead®. SmartRead is patented technology, primarily comprised of a set of algorithms that reduce storage input-output when performing maintenance tasks such as backup, replication or migration of virtual machines. Pancetera products containing the SmartRead technology included SmartView TM and SmartMotion TM, which have been rebranded as vmPRO software solutions. Purchased technology intangible assets also include a combination of Pancetera processes, patents and trade secrets related to the design and development of these products. This proprietary know-how can be leveraged to develop new technology and improve our products. The SmartRead purchased technology intangible asset has an amortization period of four years.

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

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. The results of operations for the second quarter and first six months of fiscal 2012 included immaterial revenue and a $1.0 million and $1.1 million net loss, respectively, of Pancetera since the acquisition date. In addition, we incurred acquisition expenses of $0.1 million and $0.3 million during the second quarter and first six months of fiscal 2012, respectively, which are included in general and administrative expense in our Condensed Consolidated Statements of Operations.

The following unaudited supplemental pro forma information presents the combined results of operations of Quantum and Pancetera as if the acquisition had occurred as of the beginning of fiscal 2011. The second quarter and first six months of fiscal 2011 supplemental pro forma earnings were adjusted to include $0.1 million and $1.0 million, respectively, in nonrecurring acquisition expenses incurred in the second quarter and first six months of fiscal 2012. These amounts have been excluded from the second quarter and first six months of fiscal 2012 supplemental pro forma earnings (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Pro forma revenue	$165,039	$167,739	$318,607	$330,964
Pro forma net income (loss)	$3,655	$1,665	$(2,319)	$(2,929)

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

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices for similar assets at the respective balance sheet dates and are level 2 fair value measurements (in thousands):

	September 30, 2011	March 31, 2011
Money market funds	$37,030	$68,560

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets, IPR&D and goodwill. We did not record impairments to any non-financial assets in the second quarter or first six months of fiscal 2012 or 2011. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

`

We have financial liabilities for which we are obligated to repay the carrying value. The carrying value and fair value of these financial liabilities at September 30, 2011 and March 31, 2011 were as follows (in thousands):

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$68,814	$67,437	$104,334	$103,812
Convertible subordinated notes(2)	135,000	122,850	135,000	133,126

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on quoted market prices.

NOTE 5: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
Manufacturing inventories:
Finished goods	$22,284	$19,999
Work in process	5,058	7,385
Materials and purchased parts	23,096	20,747
	$50,438	$48,131
Service parts inventories:
Finished goods	$22,231	$25,348
Component parts	20,474	19,688
	$42,705	$45,036

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the second quarter of fiscal 2012 and 2011, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of September 30, 2011			As of March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,962	$(181,027)	$8,935	$188,167	$(176,350)	$11,817
Trademarks	27,260	(26,691)	569	27,260	(26,316)	944
Non-compete agreements	500	(500)	—	500	(468)	32
Customer lists	106,419	(80,741)	25,678	106,419	(74,501)	31,918
	$324,141	$(288,959)	$35,182	$322,346	$(277,635)	$44,711

Total intangible amortization expense was $5.4 million and $11.3 million for the three and six months ended September 30, 2011, respectively, and was $7.5 million and $16.5 million for the three and six months ended September 30, 2010, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. The following provides a summary of the carrying value of goodwill (in thousands):

Six Months Ended September 30, 2011
Beginning balance as of March 31, 2011
Goodwill	$385,770
Accumulated impairment losses	(339,000)
46,770
Goodwill from Pancetera acquisition	8,843

Ending balance as of September 30, 2011
Goodwill	394,613
Accumulated impairment losses	(339,000)
$55,613

NOTE 7: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$7,157	$5,815	$7,034	$5,884
Additional warranties issued	2,247	2,583	4,696	5,205
Adjustments for warranties issued in prior fiscal years	343	735	764	1,126
Settlements	(2,634)	(2,919)	(5,381)	(6,001)
Ending balance	$7,113	$6,214	$7,113	$6,214

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

NOTE 8: RESTRUCTURING CHARGES

In fiscal 2011 and continuing in fiscal 2012, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. The types of restructuring expense (benefit) for the three and six months ended September 30, 2011 and 2010 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
By expense (benefit) type
Severance and benefits	$554	$(6)	$375	$549
Facilities	309	100	324	(538)
Other	—	—	(300)	—
Total	$863	$94	$399	$11

Fiscal 2012

During the second quarter and first six months of fiscal 2012, we accrued severance charges for various positions eliminated worldwide. Facility restructuring charges for both the second quarter and first six months of fiscal 2012 were due to estimated charges for a facility in India that we vacated in the second quarter of fiscal 2012. The other restructuring reversal for the first six months of fiscal 2012 was due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011.

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

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended September 30, 2011
	Severance and Benefits	Facilities	Other	Total
Balance as of June 30, 2011	$822	$743	$—	$1,565
Restructuring charges	554	309	—	863
Cash payments	(768)	(384)	—	(1,152)
Balance as of September 30, 2011	$608	$668	$—	$1,276

	For the six months ended September 30, 2011
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2011	$2,885	$843	$300	$4,028
Restructuring charges	554	324	—	878
Reversals	(179)	—	(300)	(479)
Cash payments	(2,675)	(499)	—	(3,174)
Assumed restructuring liability	23	—	—	23
Balance as of September 30, 2011	$608	$668	$—	$1,276

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2012	$608	$220	$—	$828
Fiscal 2013 to 2016	—	448	—	448
	$608	$668	$—	$1,276

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

During the first quarter of fiscal 2012, we assumed outstanding unvested options and unvested restricted shares of Pancetera which were exchanged into options and unvested restricted shares of Quantum common stock, respectively, in accordance with the merger agreement. As of June 13, 2011, Pancetera had approximately 0.8 million unvested stock options and 0.5 million unvested restricted shares outstanding. Based on the exchange ratio of 0.2403 calculated in accordance with the formula in the merger agreement, we assumed the outstanding unvested options, which are exercisable for an aggregate of 194,000 shares of Quantum common stock. Based on the relative cash and stock consideration for Pancetera shares per the merger agreement, the unvested restricted shares became 33,000 unvested restricted shares of Quantum common stock and $200,000 in cash held in escrow. The estimated fair value of unvested Pancetera options, unvested restricted shares and cash held in escrow related to future service is being recognized over the remaining service period.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans, options assumed and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Share-based compensation:
Cost of revenue	$568	$444	$1,023	$904
Research and development	1,031	581	1,671	1,330
Sales and marketing	1,213	720	1,932	1,605
General and administrative	993	729	2,196	1,677
	$3,805	$2,474	$6,822	$5,516
Share-based compensation by type of award:
Stock options	$580	$931	$1,533	$2,035
Restricted stock	2,512	1,240	4,209	2,701
Stock purchase plan	713	303	1,080	780
	$3,805	$2,474	$6,822	$5,516

Stock Options

No stock options were granted in the second quarter of fiscal 2012 and 2011. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first six months of fiscal 2012 and 2011, were based on estimates at the date of grant as follows:

	Three and Six Months Ended
	September 30, 2011	September 30, 2010
Option life (in years)	4.0	4.2
Risk-free interest rate	1.57%	2.02%
Stock price volatility	112.33%	106.75%
Weighted-average grant date fair value	$1.91	$1.96

The weighted-average fair value of stock options assumed from Pancetera, as well as the weighted-average assumptions used in calculating these values were based on estimates at the acquisition date as follows:

Option life (in years)	5.2
Risk-free interest rate	1.65%
Stock price volatility	100.93%
Weighted-average grant date fair value	$2.67

The assumed options have a 10 year contractual life from the original grant date.

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the second quarter and first six months of fiscal 2012 were $3.25 and $3.19, respectively. The weighted-average grant date fair values of restricted stock units granted during the second quarter and first six months of fiscal 2011 were $1.82 and $1.93, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2012 and fiscal 2011, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2011 and 2010 are as follows:

	Three and Six Months Ended
	September 30, 2011	September 30, 2010
Option life (in years)	0.5	0.5
Risk-free interest rate	0.08%	0.20%
Stock price volatility	56.27%	66.91%
Weighted-average grant date fair value	$0.54	$0.48

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	22,080	$2.43
Granted and assumed	1,619	2.33
Exercised	(2,151)	2.07
Forfeited	(853)	5.13
Expired	(52)	11.79
Outstanding as of September 30, 2011	20,643	$2.32	3.23	$5,777
Vested and expected to vest at September 30, 2011	20,252	$2.33	3.18	$5,640
Exercisable as of September 30, 2011	17,004	$2.46	2.72	$4,018

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2011	6,640	$1.95
Granted and assumed	6,306	3.19
Vested	(2,486)	1.78
Forfeited	(498)	2.28
Nonvested at September 30, 2011	9,962	$2.76

NOTE 10: INCOME TAXES

Income tax provisions for the second quarter and first six months of fiscal 2012 were $0.3 million and $0.9 million, respectively, and were $0.4 million and $0.8 million for the second quarter and first six months of fiscal 2011, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes.

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

NOTE 11: NET INCOME (LOSS) PER SHARE

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$3,561	$3,025	$(1,665)	$329
Weighted average shares and common share equivalents (“CSE”):
Basic	232,712	218,856	230,579	217,167
Dilutive CSE from stock plans	5,488	2,177	—	6,133
Dilutive CSE from ESPP	259	966	—	967
Diluted	238,459	221,999	230,579	224,267

Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.01)	$0.00

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:
  For the second quarter and first six months of fiscal 2012, 31.2 million weighted equivalent shares of 3.50% convertible subordinated notes issued in November 2010 were excluded. For the second quarter and first six months of fiscal 2011, 5.1 million weighted equivalent shares of 4.375% convertible subordinated notes issued in July 2003 were excluded.
  For the second quarter and first six months of fiscal 2012, options to purchase 9.6 million and 21.8 million weighted average shares, respectively, were excluded. For the second quarter and first six months of fiscal 2011, options to purchase 18.5 million and 16.7 million weighted average shares, respectively, were excluded.
  Unvested restricted stock and restricted stock units of 5.9 million and 8.3 million weighted average shares for the second quarter and first six months of fiscal 2012, respectively, were excluded. Unvested restricted stock units for 5.0 million and 1.0 million weighted average shares for the second quarter and first six months of fiscal 2011, respectively, were excluded.
NOTE 12: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, if any, for the three and six months ended September 30, 2011 and 2010 was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$3,561	$3,025	$(1,665)	$329
Net unrealized gains (losses) on revaluation of long-term intercompany balance	138	(231)	111	(16)
Foreign currency translation adjustment	(601)	1,076	(485)	459
Total comprehensive income (loss)	$3,098	$3,870	$(2,039)	$772

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin and operating expenses for our third quarter of fiscal 2012; (2) our expectations relating to growing our branded disk systems and software solutions and branded tape automation systems revenue; (3) our expectations regarding future sales of our patents; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to control our cost structure; (7) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (8) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) U.S. and global macroeconomic conditions, including the on-going concern of default on debt by various nations in Europe and resulting impact to the global, U.S. and European Union economies; and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a global expert in data protection and big data management. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions to solve data protection and big data management challenges supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers, original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions for data protection and big data management challenges providing performance and value to organizations of all sizes, from small businesses to multinational enterprises. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and big data management issues more easily, effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies and cost savings while minimizing risk and protecting customers’ prior investments. They include the DXi®-Series disk-based deduplication and replication systems for fast backup and restore, Scalar® tape automation products for disaster recovery and long-term data retention, StorNext® data management software and appliances for high-performance file sharing and archiving and vmPRO™ solutions for protecting virtual machine data. In addition, we have the global scale and scope to support our worldwide customer base. We offer a full range of service with support available in more than 100 countries.

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

We have implemented a number of initiatives in the past several quarters in an effort to drive branded revenue growth. One key initiative for fiscal 2012 has been to grow the independent channel for Quantum branded products. Another key area of focus for fiscal 2012 is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions, including introducing and ramping sales of the StorNext appliance family and expanding professional services and custom engineering. We believe our current tape automation systems, disk systems and software solutions provide excellent value propositions for customers and we plan to continue to expand the breadth and depth of our product and service offerings in fiscal 2012. We are focused on advancing these objectives to take advantage of our improved position in the markets in which we participate to grow revenue in fiscal 2012 and create shareholder value.

We stated that for the second quarter of fiscal 2012, we were focused on growing revenue by improving our sales and go-to-market execution, including our overall product and solution messaging with channel partners. We had sequential improvement across our targeted product lines and sales channels for increased revenue in the second quarter of fiscal 2012. Our execution of these initiatives was reflected in an expansion of the independent channel for Quantum products in the second quarter of fiscal 2012. This growth was reflected in two metrics: increased revenue from products sold by our top tier channel partners and an increase in the number of channel partners. Product revenue from our top tier channel partners more than doubled from the first quarter of fiscal 2012, primarily due to sales of our DXi-Series systems in addition to increased revenue from sales of tape automation products. We also had a sequential increase in the number of channel partners that sold our DXi disk systems. This growth of the independent channel was positively impacted by the launch of the DXi6701 and 6702 in the second quarter of fiscal 2012.

As noted above, one key area of focus is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions as well as introducing our initial StorNext appliances. During the second quarter of fiscal 2012, we continued to expand and improve our product portfolio. Notable new product introductions included the DXi6701 and 6102, vmPRO 4000-series and the vmPRO software solution. In addition, we expanded the StorNext appliance family with the introduction of the StorNext Archive Enabled Library (“SAEL”), and had our first full quarter of sales of the M330 appliance.

We have also started to position our products as they relate to two distinct market opportunities, namely data protection and big data management and archive. Our data protection solutions include our DXi-Series family of products, Scalar tape automation products, devices and media as well as virtual environment offerings that include vmPRO software and the vmPRO 4000-series. The products that solve big data management and archive issues include StorNext software and our StorNext appliances.

In July 2011, we announced availability of the DXi6701 and DXi6702 products which incorporate the DXi 2.0 software and provide a unique approach to distributed, or hybrid, deduplication to provide data protection solutions. These products are designed to protect customers’ prior investments and provide flexibility for future backup architectures. In addition, with these new products, the DXi 2.0 software has been incorporated across our midrange disk offerings, which enables clearer and simpler product positioning of our midrange products with our channel partners. We believe the introduction of these products helped improve our win rates in the second quarter of fiscal 2012 and increase midrange disk systems product revenue. The DXi 6701 and 6702 product introduction has been one of our most successful branded product introductions in terms of revenue and units sold in the first quarter of availability.

In August 2011, we introduced the vmPRO 4510, an all-in-one data protection solution designed to simplify backups in virtual environments. It includes both backup software and integrated storage with deduplication in a single solution that is designed for small to medium-size businesses and remote offices. The vmPRO 4510 is the first product in the vmPRO 4000-series that are a result of building on our data protection expertise by combining the technologies of Pancetera Software, Inc. (“Pancetera”), which we acquired in June 2011, and Quantum to meet customers' evolving storage needs in the data protection market.

As a result of our acquisition of Pancetera, we also offer vmPRO software, a virtualization data protection software with advanced utilities designed to dramatically improve and simplify virtual data protection in midrange and larger data centers. It works with our DXi family of deduplication products to accelerate backup, restore, and disaster recovery protection in data center virtual environments while reducing IT costs.

The second quarter of fiscal 2012 was the first full quarter of availability for the M330, our initial StorNext appliance. We added the SAEL to our StorNext appliance family in the second quarter of fiscal 2012, and it had initial success in its first quarter of availability. The SAEL is designed to provide big data management and archive solutions, especially for deep archive situations. In the second quarter of fiscal 2012, we also announced an expansion of our StorNext family of appliances with the QM1200, QS1200 and QD6000 to provide big data management and archive solutions. These solutions will become available in our fiscal third quarter of fiscal 2012.

For the third quarter and second half of fiscal 2012, we are focused on continuing to grow revenue by expanding the breadth of our product portfolio, including the introduction of several new products as well as continuing to increase sales through channel partners. We have already introduced several new products and expanded capabilities to existing solutions in October 2011. We believe the key to revenue growth is to continue to leverage our expertise as well as our intelligent and unique solutions to provide customers superior value to meet their needs in data protection and big data management and archive. We expect to achieve sequential growth in revenue from our branded products, largely from growth in disk systems and software solutions in addition to better than market growth in branded tape automation by continuing to increase market share. We also expect slightly higher gross margins in the third quarter of fiscal 2012 than the second quarter of fiscal 2012.

In addition, we continue to monitor opportunities to improve our capital structure and to make principal prepayments on our senior term debt. In late July 2011, Standard & Poor's Rating Services upgraded its outlook on Quantum from stable to positive based on our ongoing debt reduction and prospects for sustained lower debt leverage levels.

Results

Revenue decreased $2.7 million, or 2%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to expected reductions in royalty and OEM revenue. The royalty revenue decrease was primarily from maturing DLT media. Product revenue from OEM customers decreased 12% as expected while revenue from branded products increased 7% from the second quarter of fiscal 2011 due to continued improvement in revenue momentum with our partners. Our efforts to increase revenue from branded disk systems and software solutions resulted in an 18% increase from the second quarter of fiscal 2011, primarily due to midrange disk system revenue increases as well as the addition of revenue from the recently introduced family of StorNext appliances, such as the SAEL and M330. In addition, branded tape automation revenue increased 5% in a declining market, an indicator of growing our market share. Service revenue decreased primarily due to lower hardware service contract revenues from end of service life on higher revenue service contracts for certain legacy branded tape automation products. Our focus on growing the branded business in recent years is reflected in the greater proportion of non-royalty revenue from our branded business, at 82% in the second quarter of fiscal 2012 compared to 80% in the second quarter of fiscal 2011.

Our gross margin percentage increased 80 basis points in the second quarter of fiscal 2012 to 43.4% primarily due to decreased intangible amortization in the second quarter of fiscal 2012 from certain intangibles becoming fully amortized in the current and prior year. This was largely offset by decreased total revenue and changes in our revenue mix, including decreased royalty revenue. Product gross margin percentage increased 220 basis points from the second quarter of fiscal 2011, primarily due to decreased intangible amortization. Service gross margin percentage increased 270 basis points primarily due to decreased costs from bringing repair of certain product lines in-house.

Operating expenses increased 6% to $66.2 million for the second quarter of fiscal 2012 primarily due to increased salaries and benefits from investing in our sales and marketing and research and development teams. We had other operating income from a $1.5 million gain on sale of patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future. Income from operations was $6.9 million for a 4.2% operating margin in the second quarter of fiscal 2012 compared to a 5.4% operating margin in the second quarter of fiscal 2011.

Interest expense decreased $3.1 million, or 53%, compared to the second quarter of fiscal 2011 primarily due to refinancing higher rate subordinated term debt with convertible subordinated notes in fiscal 2011 and to a lesser extent from continued principal prepayments of senior term debt. We generated $5.6 million in cash from operating activities in the second quarter of fiscal 2012, paid $30.3 million on the senior term debt and ended the quarter with $49.5 million in cash and cash equivalents, including restricted cash. Our outstanding senior term debt balance was $68.8 million at September 30, 2011.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Product revenue	$115,126	69.8%	$112,329	67.0%	$2,797	2.5%
Service revenue	35,898	21.7%	37,728	22.5%	(1,830)	(4.9)%
Royalty revenue	14,015	8.5%	17,665	10.5%	(3,650)	(20.7)%
Total revenue	$165,039	100.0%	$167,722	100.0%	$(2,683)	(1.6)%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Product revenue	$217,394	68.2%	$220,783	66.7%	$(3,389)	(1.5)%
Service revenue	72,594	22.8%	76,365	23.1%	(3,771)	(4.9)%
Royalty revenue	28,586	9.0%	33,799	10.2%	(5,213)	(15.4)%
Total revenue	$318,574	100.0%	$330,947	100.0%	$(12,373)	(3.7)%

Total revenue decreased in the second quarter of fiscal 2012 primarily due to anticipated decreases in royalty and OEM revenue. However, revenue increased from the first quarter of fiscal 2011 primarily due to branded product sales increases in North America, including federal sales territories, as well as Europe and Asia. For the first six months of fiscal 2012 total revenue decreased, primarily reflecting expected declines in OEM revenue. In addition, revenue decreases for the first half of fiscal 2012 were impacted by economic uncertainty in Europe from canceled or delayed sales; however, we saw sequential revenue improvement in Europe in the second quarter of fiscal 2012.

The third quarter of fiscal 2012 is expected to reflect typical seasonal strength; however, we continue to face risk associated with economic uncertainty that could result in end user customers delaying purchase decisions and downsizing configurations due to budget constraints. We believe the underlying market demand exists to support increased revenue and that our product portfolio is strong and will support revenue growth in both the third quarter and second half of fiscal 2012. In addition, we believe our internal sales and external channel initiatives will contribute to revenue growth. We anticipate increased total revenue for the third quarter of fiscal 2012 compared to the second quarter of fiscal 2012 and for the second half of fiscal 2012 compared to the first half of fiscal 2012. We project revenue growth for our branded products, primarily from disk systems and software solutions as well as tape automation systems.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $2.8 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to increased branded disk systems and software solutions revenue. Product revenue decreased $3.4 million compared to the first six months of fiscal 2011 primarily due to an anticipated decrease in OEM deduplication software revenue, partially offset by an increase in branded disk systems and software solutions revenue. Revenue from sales of branded products increased 7% in both the second quarter and first six months of fiscal 2012, compared to the second quarter and first six months of fiscal 2011.

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Disk systems and software solutions	$31,372	19.0%	$26,963	16.1%	$4,409	16.4%
Tape automation systems	62,410	37.9%	62,862	37.5%	(452)	(0.7)%
Devices and media	21,344	12.9%	22,504	13.4%	(1,160)	(5.2)%
Product revenue	$115,126	69.8%	$112,329	67.0%	$2,797	2.5%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Disk systems and software solutions	$54,831	17.2%	$58,220	17.6%	$(3,389)	(5.8)%
Tape automation systems	120,145	37.7%	119,548	36.1%	597	0.5%
Devices and media	42,418	13.3%	43,015	13.0%	(597)	(1.4)%
Product revenue	$217,394	68.2%	$220,783	66.7%	$(3,389)	(1.5)%

As noted earlier, a primary goal for fiscal 2012 is to grow revenue from disk systems and software solutions. For the second quarter of fiscal 2012, disk systems and software solutions revenue increased 16% compared to the second quarter of fiscal 2011 primarily due to sales of the DXi6700-Series disk systems. Midrange disk systems revenue nearly tripled from the second quarter of fiscal 2011, and the addition of revenue from our new StorNext appliances contributed approximately 30% of the revenue increase in disk systems and software solutions in the second quarter of fiscal 2012. These were partially offset by a decrease in enterprise disk systems revenue from a large customer sale in the prior year that was not repeated. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

For the first six months of fiscal 2012, disk systems and software solutions revenue decreased 6% largely due to the expected decrease in OEM deduplication software revenue due to revenue recognized in accordance with contractual requirements in the first quarter of fiscal 2011 and to a lesser extent from decreased enterprise disk systems revenue. Partially offsetting this decrease was increased sales of branded disk systems and software solutions, largely from midrange disk systems and the newly introduced StorNext appliances. As noted above, we continue to expect revenue from our branded disk systems and software solutions to be a significant driver of growth for the remainder of fiscal 2012.

Tape automation systems revenue was approximately the same in the second quarter and first six months of fiscal 2012 as the comparable prior year periods. Branded tape automation systems revenue increased 5% and 6% in the second quarter and first six months of fiscal 2012, respectively, primarily due to increased enterprise sales and to a lesser extent from midrange sales. Midrange and entry level tape automation systems revenue from OEM customers decreased as anticipated in the second quarter and first six months of fiscal 2012 compared to the prior year periods, while OEM enterprise tape automation product sales increased compared to the prior year periods.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined 5% and 1% from the second quarter and first six months of fiscal 2011, respectively, primarily due to anticipated decreases in sales of older technology, including branded and OEM devices that reached, or are nearing, end of life. These decreases were partially offset by increased branded media sales in the second quarter and first six months of fiscal 2012 compared to the same periods in fiscal 2011. The increase in branded media revenue is primarily due to the events in Japan earlier this year and resulting concern of shortages and supply disruption in the market. Consistent with our expectations, revenue from OEM devices has become an insignificant part of our overall revenue mix.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend their warranties, to provide faster service response times, or both. Service revenue decreased 5% in both the second quarter and the first six months of fiscal 2012 compared to the prior year periods primarily due to lower hardware service contract revenues from end of service life on higher revenue service contracts for certain legacy branded tape automation products and to a lesser extent from decreased OEM product repair services. Service contracts on certain newer technology products provide lower revenue than service contracts on older technology products nearing end of service life.

Royalty Revenue

Tape media royalties decreased 21% and 15% in the second quarter and first six months of fiscal 2012, respectively, compared to the second quarter and first six months of fiscal 2011 primarily due to decreased media unit sales by media licensees. Royalties from maturing DLT media in the three and six months ended September 30, 2011 was the primary driver of the declines. These decreases were largely from a continued worldwide decline in demand for older media technology. We continue to expect declining market demand for maturing DLT media and associated tape media royalties. However, we anticipate decreases in DLT royalties to become smaller in future periods, largely because DLT media royalties comprise a smaller proportion of our royalty revenue.

Gross Margin

	Three Months Ended
(In thousands)	September 30, 2011	Gross margin %	September 30, 2010	Gross margin %	Change	% Change
Product gross margin	$42,827	37.2%	$39,262	35.0%	$3,565	9.1%
Service gross margin	14,769	41.1%	14,469	38.4%	300	2.1%
Royalty gross margin	14,015	100.0%	17,665	100.0%	(3,650)	(20.7)%
Gross margin	$71,611	43.4%	$71,396	42.6%	$215	0.3%

	Six Months Ended
	September 30, 2011	Gross margin %	September 30, 2010	Gross margin %	Change	% Change
Product gross margin	$76,588	35.2%	$77,081	34.9%	$(493)	(0.6)%
Service gross margin	29,399	40.5%	27,970	36.6%	1,429	5.1%
Royalty gross margin	28,586	100.0%	33,799	100.0%	(5,213)	(15.4)%
Gross margin	$134,873 *	42.3%	$138,850	42.0%	$(3,977)	(2.9)%

*Gross margin for the six months ended September 30, 2011 includes $0.3 million of restructuring benefit related to cost of revenue.

The 80 basis point increase in gross margin percentage for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was the net result of largely offsetting factors. The primary factor increasing gross margin was decreased intangible amortization due to certain intangibles becoming fully amortized during fiscal 2011 and 2012. Factors largely offsetting this were decreased total revenue and changes in our revenue mix, including lower royalty revenue.

The 30 basis point increase in gross margin percentage in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was also the net result of largely offsetting factors. The primary factor increasing gross margin percentage for the first six months of fiscal 2012 was decreased intangible amortization expense from certain intangibles becoming fully amortized. This was largely offset by decreased OEM deduplication software revenue as noted earlier and lower royalty revenue in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

We had an increased percentage of products sold through our branded channels compared to the second quarter and first six months of fiscal 2011. Branded sales comprised 82% and 81% of non-royalty revenue for the second quarter and first six months of fiscal 2012, respectively, compared to 80% and 76% for the second quarter and first six months of fiscal 2011, respectively. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins.

For the third quarter of fiscal 2012, we expect gross margin to be slightly higher than the second quarter of fiscal 2012 primarily due to changes in the revenue mix and our expectation of increased revenue compared to the second quarter of fiscal 2012

Product Margin

Product gross margin dollars increased $3.6 million, or 9%, on a product revenue increase of 2% compared to the second quarter of fiscal 2011 and our product gross margin rate increased 220 basis points primarily due to decreased intangible amortization and changes in our product revenue mix. We have emphasized sales growth of our disk systems and software solutions which increased to 19% of revenue in second quarter of fiscal 2012 compared to 16% of revenue in the prior year period.

For the first six months of fiscal 2012, product gross margin dollars decreased slightly while the product gross margin rate increased 30 basis points, primarily due to the same factors as total gross margin. Decreased intangible amortization for the first six months of fiscal 2012 was mostly offset by a decrease in high margin OEM deduplication software revenue compared to the first six months of fiscal 2011.

Service Margin

Service gross margin dollars increased slightly and service gross margin percentage increased 270 basis points despite a decrease in service revenue of $1.8 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. These increases were primarily due to reduced costs for external service providers as a result of bringing repair of certain product lines in-house that previously were repaired by external service providers and negotiating lower rates on the renewals of contracts with certain service providers.

For the first six months of fiscal 2012, service gross margin dollars increased $1.4 million, or 5%, and service gross margin percentage increased 390 basis points despite a decrease in service revenue of $3.8 million. These increases were primarily due to reduced costs from lower inventory allowance expense. We had higher inventory allowance expense in the first six months of fiscal 2011 due to end of service life plans for several products. In addition, we had a decrease in external service provider expense compared to the first six months of fiscal 2011 and a change in the mix of services for OEM repairs and for our branded products under contract. External service provider expense decreased due to a combination of bringing repair of certain product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers. Our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Research and development	$19,003	11.5%	$18,128	10.8%	$875	4.8%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Research and development	$37,583	11.8%	$36,250	11.0%	$1,333	3.7%

The increase in research and development expenses compared to the second quarter and first six months of fiscal 2011 was primarily due to a $0.9 million and $1.1 million increase, respectively, in salaries and benefits from investment in our disk systems and software development teams for new product development efforts.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Sales and marketing	$31,115	18.9%	$29,119	17.4%	$1,996	6.9%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Sales and marketing	$61,640	19.3%	$59,197	17.9%	$2,443	4.1%

The increase in sales and marketing expense for the second quarter and first six months of fiscal 2012 was largely due to a $2.2 million and $2.9 million increase, respectively, in compensation and benefits from growing our branded sales force and as a result of higher commissionable revenue. Partially offsetting these increases were decreased marketing expenses of $0.3 million and $0.6 million in the second quarter and first six months of fiscal 2012, respectively. We had higher marketing expense in the prior year periods from efforts to expand our position with existing and new channel partners.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
General and administrative	$15,230	9.2%	$14,941	8.9%	$289	1.9%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
General and administrative	$31,232	9.8%	$30,424	9.2%	$808	2.7%

The increase in general and administrative expenses for the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011 was primarily due to increased salaries and benefits.

Restructuring Charges (Benefit)

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010		% of revenue	Change	% Change
Restructuring charges	$863	0.5%		$94	0.1%	$769	n/m

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010		% of revenue	Change	% Change
Restructuring benefit related to cost of revenue	$(300)	(0.1)%		$—	—%	$(300)	—%
Restructuring charges in operating expense	699	0.2%		11	—%	688	n/m
Total restructuring charges	$399	0.1%		$11	—%	$388	n/m

The increase in restructuring charges for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to increased severance charges for eliminating certain positions worldwide. In addition, in the second quarter of fiscal 2012 we incurred facility restructuring charges for a facility vacated in India. The increase in restructuring charges for the first six months of fiscal 2012 was primarily due to facility restructuring charges for the facility vacated in India compared to benefits in the first six months of fiscal 2011 from negotiated lease settlements for amounts lower than the outstanding lease contracts. This increase in restructuring expense was partially offset by the restructuring benefit related to cost of revenue in the first six months of fiscal 2012 due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011. For additional information, refer to Note 8: “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Gain on Sale of Patents

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Gain on sale of patents	$1,500	0.9%	$—	—%	$1,500	n/m

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Gain on sale of patents	$1,500	0.5%	$—	—%	$1,500	n/m

In the second quarter of fiscal 2012, we had a $1.5 million gain on the sale of certain patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Interest Income and Other, Net

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Interest income and other, net	$(182)	(0.1)%	$306	0.2%	$(488)	n/m

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Interest income and other, net	$(280)	(0.1)%	$274	0.1%	$(554)	n/m

The decrease in interest income and other, net for the second quarter and first six months of fiscal 2012 was primarily due to losses on deferred compensation investments in the second quarter of fiscal 2012 and prior year gains on investments in private technology venture limited partnerships that were not repeated.

Interest Expense

	Three Months Ended
(In thousands)	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Interest expense	$2,852	1.7%	$6,001	3.6%	$(3,149)	(52.5)%

	Six Months Ended
	September 30, 2011	% of revenue	September 30, 2010	% of revenue	Change	% Change
Interest expense	$5,661	1.8%	$12,116	3.7%	$(6,455)	(53.3)%

Interest expense decreased $3.1 million and $6.5 million in the second quarter and first six months of fiscal 2012, respectively, primarily due to refinancing higher rate subordinated term debt with convertible subordinated debt in fiscal 2011 and to a lesser extent from principal payments in the prior fiscal year reducing the outstanding balance of our senior term debt. Interest expense includes the amortization of debt issuance costs for our debt facilities.

Income Taxes

	Three Months Ended
(In thousands)	September 30, 2011	% of pre-tax income	September 30, 2010	% of pre-tax income	Change	% Change
Income tax provision	$305	7.9%	$394	11.5%	$(89)	(22.6)%

	Six Months Ended
	September 30, 2011	% of pre-tax loss	September 30, 2010	% of pre-tax income	Change	% Change
Income tax provision	$943	(130.6)%	$797	70.8%	$146	18.3%

The income tax provision for the second quarter and first six months of fiscal 2012 and 2011 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
Cost of revenue	$2,101	$3,966	$(1,865)	(47.0)%
Research and development	—	100	(100)	(100.0)%
Sales and marketing	3,285	3,362	(77)	(2.3)%
General and administrative	7	25	(18)	(72.0)%
	$5,393	$7,453	$(2,060)	(27.6)%

	Six Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
Cost of revenue	$4,676	$9,513	$(4,837)	(50.8)%
Research and development	—	200	(200)	(100.0)%
Sales and marketing	6,616	6,756	(140)	(2.1)%
General and administrative	32	50	(18)	(36.0)%
	$11,324	$16,519	$(5,195)	(31.4)%

The decrease in intangible expense in the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011 was primarily due to certain intangibles becoming fully amortized during fiscal 2011 as well as in the second quarter of fiscal 2012. For further information regarding amortizable intangible assets, refer to Note 6: “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
Cost of revenue	$568	$444	$124	27.9%
Research and development	1,031	581	450	77.5%
Sales and marketing	1,213	720	493	68.5%
General and administrative	993	729	264	36.2%
	$3,805	$2,474	$1,331	53.8%

	Six Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
Cost of revenue	$1,023	$904	$119	13.2%
Research and development	1,671	1,330	341	25.6%
Sales and marketing	1,932	1,605	327	20.4%
General and administrative	2,196	1,677	519	30.9%
	$6,822	$5,516	$1,306	23.7%

The increase in share-based compensation for the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011 was primarily due to an increase in restricted stock units granted in the second quarter of fiscal 2012, largely due to merit increases for our workforce.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2011	September 30, 2010
Net income (loss)	$(1,665)	$329

Net cash provided by operating activities	17,006	10,489
Net cash used in investing activities	(15,433)	(7,513)
Net cash used in financing activities	(31,090)	(21,751)

Six Months Ended September 30, 2011

The $18.7 million difference between reported net loss and cash provided by operating activities during the six months ended September 30, 2011 was primarily due to $28.4 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. In addition, we had a $6.3 million decrease in accounts receivable primarily due to the timing of billings. These were partially offset by cash uses from a $6.0 million increase in manufacturing inventories, a $5.6 million decrease in deferred revenue and a $4.5 million decrease in accrued compensation. The increase in manufacturing inventories was the net result of lower inventory allowances, increased finished goods and decreased raw materials. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters. Accrued compensation decreased primarily due to the timing of payroll payments.

Cash used in investing activities reflects $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera and $6.0 million of equipment purchases during the first six months of fiscal 2012. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash used in financing activities during the first six months of fiscal 2012 was primarily due to $35.5 million of principal payments on the senior term debt, partially offset by $7.0 million in proceeds received from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Six Months Ended September 30, 2010

The $10.2 million difference between reported net income and cash provided by operating activities during the six months ended September 30, 2010 was primarily due to $35.6 million in non-cash items, the largest of which were amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation. This was partially offset by an $18.1 million decrease in deferred revenue, a $3.6 million decrease in accounts payable and a $3.2 million decrease in accrued compensation. The decrease in deferred revenue was primarily due to the final utilization of an OEM deduplication software prepayment and to a lesser extent, a typical seasonal decline in service contract volumes. The decrease in accounts payable was primarily due to timing of vendor payments, and the decrease in accrued compensation was primarily due to the timing of payroll payments.

Cash used in investing activities reflects $7.7 million of equipment purchases during the six months ended September 30, 2010. Equipment purchases were primarily for engineering and IT software and engineering test equipment to support product development activities.

Cash used in financing activities during the first six months of fiscal 2011 was primarily due to repaying the outstanding $22.1 million of our 4.375% convertible subordinated notes at maturity.

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

Under the Credit Suisse credit agreement (“CS credit agreement”), we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of September 30, 2011, we have letters of credit totaling $1.1 million reducing the amounts available to borrow on this revolver to $48.9 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $68.8 million at September 30, 2011. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.74% at September 30, 2011. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of September 30, 2011, we were in compliance with all debt covenants.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at September 30, 2011, this would mean $68.8 million could become immediately payable.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged from March 31, 2011, except for the estimated fair value of assets acquired in a business combination described below. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the Securities and Exchange Commission on June 14, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2012, we adopted the goodwill impairment guidance for reporting units with zero or negative carrying amounts and adopted the guidance for disclosure of supplementary pro forma information for business combinations. The adoption of these standards did not have an impact on our financial position or results of operations, other than additional disclosures. For information regarding our assessment of other recent accounting pronouncements, refer to Note 2: “Significant Accounting Policies; New Accounting Standards.”

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

Our cash equivalents consisted solely of money market funds during the six months ended September 30, 2011. During the first six months of fiscal 2012, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

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

Competition has increased and evolved, and may increasingly intensify, in the data protection market as a result of competitors introducing products based on new technology standards, and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

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

Our vmPRO appliances and software for virtual environments primarily compete with offerings from IBM, PhD Virtual Technologies, Quest Software, Inc. and Veeam Software. In addition, there are startup companies and companies expanding into the virtual environment data protection market. These competitors are aggressively trying to advance and develop new technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the data protection market for virtual environments is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for virtualization software and appliances could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Additionally, the competitive landscape could change due to merger and acquisition activity in the data protection market, such as consolidations in prior years resulting from the purchase of Sun Microsystems, Inc. by Oracle and the acquisition of Data Domain, Inc. (“Data Domain”) by EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:
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

Competition has increased and evolved, and may increasingly intensify, in the big data and archive market as a result of competitors introducing products based on new technology standards, and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Our StorNext software and StorNext appliances face competition from a number of companies, including Front Porch Digital, EMC and IBM. Competition in the big data and archive market is characterized by technological innovation and advancement, including performance and scale features, and our competitors are aggressively trying to advance and develop new technologies and solutions. We face the risk that customers could choose competitor solutions over ours due to these features and technologies. As a result of competition and new technology standards, our sales from software solutions and appliances could decline, which could materially and adversely affect our business, financial condition and results of operations.

Additionally, the competitive landscape could change due to merger and acquisition activity, such as the acquisition of Isilon Systems, Inc. by EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:
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

Potential consequences of having debt include:
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

The economic crisis in the U.S. and global financial markets had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets to refinance certain debt. The initial impact of this economic crisis was reflected in our results for the second quarter of fiscal 2009. We continue to face risks related to the slow economic recovery and concerns of a return to a recession, including the impact to our results in the first half of fiscal 2011 from economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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
/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: November 9, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
10.1	Offer letter, dated August 16, 2011, between Registrant and David A. Krall.*	8-K	001-13449	10.1	August 17, 2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.