Form 10-Q
period 2011-12-31
QUANTUM CORP /DE/
filed 2012-02-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

Form 10-Q
____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-13449
____________

QUANTUM CORPORATION
____________

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000
____________

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

As of the close of business on February 3, 2012, approximately 234.3 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Product revenue	$124,081	$123,218	$341,475	$344,001
Service revenue	35,362	37,365	107,956	113,730
Royalty revenue	14,049	15,643	42,635	49,442
Total revenue	173,492	176,226	492,066	507,173
Cost of product revenue	77,238	77,456	218,044	221,158
Cost of service revenue	22,537	23,200	65,732	71,595
Restructuring benefit related to cost of revenue	—	—	(300)	—
Total cost of revenue	99,775	100,656	283,476	292,753
Gross margin	73,717	75,570	208,590	214,420
Operating expenses:
Research and development	17,629	18,240	55,212	54,490
Sales and marketing	33,350	31,776	94,990	90,973
General and administrative	15,759	14,176	46,991	44,600
Restructuring charges	—	—	699	11
Total operating expenses	66,738	64,192	197,892	190,074
Gain on sale of patents	—	—	1,500	—
Income from operations	6,979	11,378	12,198	24,346
Interest income and other, net	(142)	(250)	(422)	24
Interest expense	(2,450)	(4,761)	(8,111)	(16,877)
Loss on debt extinguishment	—	(1,186)	—	(1,186)
Income before income taxes	4,387	5,181	3,665	6,307
Income tax provision (benefit)	473	(683)	1,416	114
Net income	$3,914	$5,864	$2,249	$6,193

Basic and diluted net income per share:	$0.02	$0.03	$0.01	$0.03

Weighted average common and common equivalent shares:
Basic	233,812	222,801	231,661	219,052
Diluted	239,912	235,099	239,261	228,154

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$59,250	$76,010
Restricted cash	3,987	1,863
Accounts receivable, net of allowance for doubtful accounts of $206 and $403, respectively	115,106	114,969
Manufacturing inventories	58,879	48,131
Service parts inventories	41,036	45,036
Deferred income taxes	6,384	6,271
Other current assets	10,358	11,274
Total current assets	295,000	303,554

Long-term assets:
Property and equipment, less accumulated depreciation	24,818	24,980
Amortizable intangible assets, less accumulated amortization	30,454	44,711
In-process research and development	349	—
Goodwill	55,613	46,770
Other long-term assets	8,962	10,950
Total long-term assets	120,196	127,411
	$415,196	$430,965
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$59,238	$52,203
Accrued warranty	7,080	7,034
Deferred revenue, current	84,537	87,488
Current portion of long-term debt	708	1,067
Accrued restructuring charges	689	4,028
Accrued compensation	33,072	31,249
Income taxes payable	1,542	1,172
Other accrued liabilities	19,277	21,418
Total current liabilities	206,143	205,659

Long-term liabilities:
Deferred revenue, long-term	34,533	34,281
Deferred income taxes	6,129	6,820
Long-term debt	67,929	103,267
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	7,199	7,049
Total long-term liabilities	250,790	286,417

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 234,127 and 227,311 shares
issued and outstanding at December 31, 2011 and March 31, 2011, respectively	2,341	2,273
Capital in excess of par	403,724	385,911
Accumulated deficit	(454,339)	(456,588)
Accumulated other comprehensive income	6,537	7,293
Total stockholders’ deficit	(41,737)	(61,111)
	$415,196	$430,965

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$2,249	$6,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,776	8,780
Amortization	17,785	23,728
Service parts lower of cost or market adjustment	7,564	10,957
Loss on debt extinguishment	—	1,186
Deferred income taxes	(785)	(417)
Share-based compensation	10,246	8,050
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(131)	(15,350)
Manufacturing inventories	(17,463)	(5,861)
Service parts inventories	3,150	1,524
Accounts payable	7,052	2,000
Accrued warranty	46	626
Deferred revenue	(2,727)	(9,312)
Accrued restructuring charges	(3,347)	(2,856)
Accrued compensation	1,975	(1,068)
Income taxes payable	438	(1,159)
Other assets and liabilities	(1,735)	1,900
Net cash provided by operating activities	33,093	28,921

Cash flows from investing activities:
Purchases of property and equipment	(8,538)	(9,348)
(Increase) decrease in restricted cash	(2,317)	222
Return of principal from other investments	97	95
Payment for business acquisition, net of cash acquired	(8,152)	—
Net cash used in investing activities	(18,910)	(9,031)

Cash flows from financing activities:
Repayments of long-term debt	(35,698)	(163,079)
Borrowings of convertible subordinated debt, net	—	130,022
Repayments of convertible subordinated debt	—	(22,099)
Payment of taxes due upon vesting of restricted stock	(2,638)	(2,165)
Proceeds from issuance of common stock	7,506	13,635
Net cash used in financing activities	(30,830)	(43,686)

Effect of exchange rate changes on cash and cash equivalents	(113)	47

Net decrease in cash and cash equivalents	(16,760)	(23,749)
Cash and cash equivalents at beginning of period	76,010	114,947
Cash and cash equivalents at end of period	$59,250	$91,198

Fair value of common stock issued for business combination	$2,767	$—

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) and in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-05 requires that components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and its components followed immediately by a statement of total other comprehensive income. ASU 2011-12 defers the reclassification adjustments that were initially required in ASU 2011-05. Both ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or our fiscal 2013. We are considering early adoption of ASU 2011-05 and ASU 2011-12. Adoption of these ASUs will affect presentation only and will not impact our statements of financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities the option to perform a qualitative assessment for step one impairment testing. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted if the current fiscal year test has not been performed. We plan to early adopt ASU 2011-08 in the fourth quarter of fiscal 2012 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 3: ACQUISITION

On June 13, 2011, in order to enhance our product offerings and technology portfolio we acquired Pancetera pursuant to a statutory merger in exchange for approximately $11.0 million, comprised of $8.2 million in cash and $2.8 million in Quantum common stock. We acquired all outstanding shares of Pancetera and assumed all of Pancetera’s outstanding unvested stock options according to the option exchange ratio defined in the merger agreement with Pancetera. We also assumed unvested restricted Pancetera common stock in accordance with the merger agreement. Pancetera’s results of operations are included in our Condensed Consolidated Statements of Operations and Cash Flows from the June 13, 2011 acquisition date.

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

IPR&D represents incomplete Pancetera research and development projects that had not reached technological feasibility as of the acquisition date. Due to the nature of IPR&D, the expected life is indeterminate and we periodically evaluate for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects.

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. The results of operations for the third quarter and first nine months of fiscal 2012 included immaterial revenue and a $0.6 million and $1.7 million net loss, respectively, of Pancetera since the acquisition date. In addition, we incurred acquisition expenses of $0.3 million during the first nine months of fiscal 2012 which are included in general and administrative expense in our Condensed Consolidated Statements of Operations.

The following unaudited supplemental pro forma information presents the combined results of operations of Quantum and Pancetera as if the acquisition had occurred as of the beginning of fiscal 2011. The first nine months of fiscal 2011 supplemental pro forma earnings were adjusted to include $1.0 million in nonrecurring acquisition expenses incurred in the first nine months of fiscal 2012. This amount has been excluded from the first nine months of fiscal 2012 supplemental pro forma earnings (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2011	December 31, 2010
Pro forma revenue	$176,305	$492,099	$507,269
Pro forma net income	$4,653	$1,575	$1,724

NOTE 4: FAIR VALUE

The assets acquired and liabilities assumed from Pancetera were recorded at their respective fair values on the acquisition date. The following fair value disclosures are in regard to the remainder of our assets and liabilities.

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	December 31, 2011	March 31, 2011
Money market funds	$47,336	$68,560

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets, IPR&D and goodwill. We did not record impairments to any non-financial assets in the third quarter or first nine months of fiscal 2012 or 2011. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value. The carrying value and fair value of these financial liabilities at December 31, 2011 and March 31, 2011 were as follows (in thousands):

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$68,637	$67,264	$104,334	$103,812
Convertible subordinated notes(2)	135,000	132,300	135,000	133,126
______________________________________________________________________
(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on quoted market prices.

NOTE 5: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	December 31, 2011	March 31, 2011
Manufacturing inventories:
Finished goods	$20,506	$19,999
Work in process	6,114	7,385
Materials and purchased parts	32,259	20,747
	$58,879	$48,131
Service parts inventories:
Finished goods	$21,440	$25,348
Component parts	19,596	19,688
	$41,036	$45,036

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the third quarter of fiscal 2012 and 2011, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of December 31, 2011			As of March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,962	$(182,499)	$7,463	$188,167	$(176,350)	$11,817
Trademarks	27,260	(26,854)	406	27,260	(26,316)	944
Non-compete agreements	500	(500)	—	500	(468)	32
Customer lists	106,419	(83,834)	22,585	106,419	(74,501)	31,918
	$324,141	$(293,687)	$30,454	$322,346	$(277,635)	$44,711

Total intangible amortization expense was $4.7 million and $16.1 million for the three and nine months ended December 31, 2011, respectively, and was $5.9 million and $22.5 million for the three and nine months ended December 31, 2010, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. The following provides a summary of the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Beginning Balance March 31, 2011	$385,770	$(339,000)	$46,770
Pancetera Acquisition	8,843	—	8,843
Ending Balance December 31, 2011	$394,613	$(339,000)	$55,613

NOTE 7: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Beginning balance	$7,113	$6,214	$7,034	$5,884
Additional warranties issued	2,427	3,059	7,123	8,264
Adjustments for warranties issued in prior fiscal years	483	614	1,247	1,740
Settlements	(2,943)	(3,376)	(8,324)	(9,377)
Ending balance	$7,080	$6,511	$7,080	$6,511

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

NOTE 8: RESTRUCTURING CHARGES

In fiscal 2011 and continuing in fiscal 2012, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. We did not incur restructuring charges in the third quarter of fiscal 2012 or 2011. The types of restructuring expense (benefit) for the nine months ended December 31, 2011 and 2010 were (in thousands):

	Nine Months Ended
	December 31, 2011	December 31, 2010
By expense (benefit) type
Severance and benefits	$375	$549
Facilities	324	(538)
Other	(300)	—
Total	$399	$11

Fiscal 2012

During the first nine months of fiscal 2012, we accrued severance charges for various positions eliminated worldwide. Facility restructuring charges for the first nine months of fiscal 2012 were due to estimated charges for a facility in India that we vacated in the second quarter of fiscal 2012. The other restructuring reversal for the first nine months of fiscal 2012 was due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011.

Fiscal 2011

For the nine months ended December 31, 2010, severance and benefits expense from additional positions eliminated was mostly offset by facility reversals. The facility reversals were primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended December 31, 2011
	Severance and Benefits	Facilities	Total
Balance as of September 30, 2011	$608	$668	$1,276
Cash payments	(461)	(126)	(587)
Balance as of December 31, 2011	$147	$542	$689

	For the nine months ended December 31, 2011
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2011	$2,885	$843	$300	$4,028
Restructuring charges	554	324	—	878
Reversals	(179)	—	(300)	(479)
Cash payments	(3,136)	(625)	—	(3,761)
Assumed restructuring liability	23	—	—	23
Balance as of December 31, 2011	$147	$542	$—	$689

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2012	$147	$102	$—	$249
Fiscal 2013 to 2016	—	440	—	440
	$147	$542	$—	$689

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

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Share-based compensation:
Cost of revenue	$495	$459	$1,518	$1,363
Research and development	795	603	2,466	1,933
Sales and marketing	1,127	786	3,059	2,391
General and administrative	1,007	686	3,203	2,363
	$3,424	$2,534	$10,246	$8,050

Share-based compensation by type of award:
Stock options	$583	$772	$2,116	$2,807
Restricted stock	2,377	1,287	6,586	3,988
Stock purchase plan	464	475	1,544	1,255
	$3,424	$2,534	$10,246	$8,050

Stock Options

No stock options were granted in the third quarter of fiscal 2012 and 2011. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first nine months of fiscal 2012 and 2011, were based on estimates at the date of grant as follows:

	Nine Months Ended
	December 31, 2011	December 31, 2010
Option life (in years)	4.0	4.2
Risk-free interest rate	1.57%	2.02%
Stock price volatility	112.33%	106.75%
Weighted-average grant date fair value	$1.91	$1.96

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

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the third quarter and first nine months of fiscal 2012 were $2.27 and $3.15, respectively. The weighted-average grant date fair values of restricted stock units granted during the third quarter and first nine months of fiscal 2011 were $2.73 and $1.95, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2012 and fiscal 2011, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2011 and 2010 are as follows:

	Nine Months Ended
	December 31, 2011	December 31, 2010
Option life (in years)	0.5	0.5
Risk-free interest rate	0.08%	0.20%
Stock price volatility	56.27%	66.91%
Weighted-average grant date fair value	$0.54	$0.48

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	22,080	$2.43
Granted and assumed	1,619	2.33
Exercised	(2,660)	1.87
Forfeited	(558)	1.88
Expired	(488)	9.01
Outstanding as of December 31, 2011	19,993	$2.35	2.94	$10,657
Vested and expected to vest at December 31, 2011	19,689	$2.35	2.90	$10,501
Exercisable as of December 31, 2011	16,483	$2.49	2.43	$7,804

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2011	6,640	$1.95
Granted and assumed	6,611	3.14
Vested	(2,656)	1.80
Forfeited	(936)	2.56
Nonvested at December 31, 2011	9,659	$2.75

NOTE 10: INCOME TAXES

Income tax provisions for the third quarter and first nine months of fiscal 2012 were $0.5 million and $1.4 million, respectively. The tax benefit for the third quarter of fiscal 2011 was $0.7 million and the tax expense for the first nine months of fiscal 2011 was $0.1 million. Income tax provisions for the third quarter and first nine months of fiscal 2012 reflect expenses for foreign income taxes and state taxes. The tax benefit for the third quarter of fiscal 2011 was primarily due to the release of tax liabilities in foreign jurisdictions. The tax expense for the first nine months of fiscal 2011 was primarily comprised of foreign income taxes and state taxes largely reduced by the release of tax liabilities in foreign jurisdictions.

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

NOTE 11: NET INCOME PER SHARE

The following is our computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income	$3,914	$5,864	$2,249	$6,193

Weighted average shares and common share equivalents (“CSE”):
Basic	233,812	222,801	231,661	219,052
Dilutive CSE from stock plans	5,622	11,189	7,101	8,318
Dilutive CSE from ESPP	478	1,109	499	784
Diluted	239,912	235,099	239,261	228,154
Basic and diluted net income per share	$0.02	$0.03	$0.01	$0.03

The computations of diluted net income per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For the third quarter and first nine months of fiscal 2012, 31.2 million weighted equivalent shares for the convertible subordinated notes were excluded. For the third quarter and first nine months of fiscal 2011, 15.6 million and 5.2 million weighted equivalent shares, respectively, for the convertible subordinated notes were excluded.
  For the third quarter and first nine months of fiscal 2012, options to purchase 9.2 million and 9.5 million weighted average shares, respectively, were excluded. For the third quarter and first nine months of fiscal 2011, options to purchase 4.4 million and 11.6 million weighted average shares, respectively, were excluded.
  Unvested restricted stock and restricted stock units of 5.3 million and 3.7 million weighted average shares for the third quarter and first nine months of fiscal 2012, respectively, were excluded. Negligible unvested restricted stock units were excluded for the third quarter of fiscal 2011. Unvested restricted stock units for 0.4 million weighted average shares for the first nine months of fiscal 2011 were excluded.

NOTE 12: COMPREHENSIVE INCOME

Total comprehensive income, net of tax, if any, for the three and nine months ended December 31, 2011 and 2010 was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income	$3,914	$5,864	$2,249	$6,193
Net unrealized gains (losses) on revaluation of long-term intercompany balance	(48)	58	63	42
Foreign currency translation adjustment	(334)	(147)	(819)	312
Total comprehensive income	$3,532	$5,775	$1,493	$6,547

NOTE 13: LEGAL PROCEEDINGS

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court in the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectations relating to growing our branded disk systems and software solutions and branded tape automation systems revenue; (2) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (6) our expectations regarding patent infringement actions; and (7) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) U.S. and global macroeconomic conditions; and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a comprehensive range of solutions for data protection and big data management challenges providing performance and value to organizations of all sizes, from small businesses to multinational enterprises. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and big data management issues more easily, cost-effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies and cost savings while minimizing risk and protecting customers’ prior investments. They include the DXi®-Series disk-based deduplication and replication systems for fast backup and restore, Scalar® tape automation products for disaster recovery and long-term data retention, StorNext® data management software and appliances for high-performance file sharing and archiving and vmPRO™ solutions for protecting virtual machine data. In addition, we have the global scale and scope to support our worldwide customer base. We offer a full range of service with support available in more than 100 countries.

We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force to reach end user customers, which range in size from small businesses to multinational enterprises. Our products are sold under both the Quantum brand name and the names of various OEM customers. We have a broad portfolio of disk systems, software solutions, tape automation systems, tape drives and other devices and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also offer vmPRO software, a virtualization data protection software with advanced utilities designed to dramatically improve and simplify virtual data protection in midrange and larger data centers. The majority of our disk systems and tape automation systems include software features that provide disk and tape integration capabilities with our core deduplication and replication technologies. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments.

We have implemented a number of initiatives in the past several quarters in an effort to drive branded revenue growth. One key initiative for fiscal 2012 has been to grow the independent channel for Quantum branded products. Another key area of focus for fiscal 2012 is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions, including introducing and ramping sales of the StorNext appliance family and virtual offerings in addition to expanding professional services and custom engineering. We believe our current tape automation systems, disk systems and software solutions provide excellent value propositions for customers and we plan to continue to expand the breadth and depth of our product and service offerings. We are focused on advancing these objectives to take advantage of our improved position in the markets in which we participate to grow revenue and create shareholder value.

We stated that for the third quarter of fiscal 2012, we were focused on continuing to grow revenue by expanding the breadth of our product portfolio, including the introduction of several new products as well as continuing to increase sales through channel partners. We began to position our products as they relate to the data protection and the big data management and archive markets. Our data protection solutions include our DXi-Series family of products, Scalar tape automation products, devices and media as well as virtual environment offerings that include vmPRO software and vmPRO appliances. The products that address the big data management and archive market include StorNext software and our StorNext appliances.

In the third quarter of fiscal 2012, we introduced several new products and continued to increase channel traction. Branded revenue grew 3% from the third quarter of fiscal 2011 due to adding new customers, increasing our channel traction and revenue contributions from new products. New customer acquisitions were strong in the data protection market, with notable new customers for midrange and enterprise tape automation products and for disk systems. Our focus on growing our existing channel and deepening our relationships with those partners continued in the third quarter of fiscal 2012. These efforts to increase sales through channel partners were reflected in increased disk systems revenue from sales through the independent channel, more channel partners selling disk solutions and a greater number of new customers obtained through the channel compared to the third quarter of fiscal 2011.

As noted above, one key area of focus is continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions, including additional StorNext appliances. During the third quarter of fiscal 2012, we continued to expand and improve our product portfolio. Notable new data protection solutions introduced during the quarter included the DXi4601, the vmPRO 4601 appliance, the NDX NAS appliance and the RDX removable disk library. In addition, we added dual robot functionality to the Scalar i6000 and in mid-December, released DXi 2.1 software on the DXi8500. New products introduced in the third quarter of fiscal 2012 that address the big data management and archive market included our midrange StorNext Archive Enabled Library (“SAEL”) solution, and we began shipping our Q-Series storage systems. A number of products within our portfolio received industry recognition during the third quarter of fiscal 2012, including awards for quality. We believe that our sales execution has improved as a result of our improved product portfolio, increasing our market opportunities and awareness with end users.

Our big data management strategy is a key to our overall growth objectives. Revenue from big data management and archive products increased 18% from the third quarter of fiscal 2011 and 6% sequentially. Our StorNext software offering serves the needs of our install base customers and traditional use cases where users have decided on their hardware choices and want to deploy StorNext to create their solution. Our StorNext appliances enable us to broaden the available market and more deeply penetrate new market segments by allowing customers to purchase the whole solution from us.

For the fourth quarter of fiscal 2012, we are focused on continuing to enhance our relationships with existing partners and adding new partners. In addition, we are launching an initiative to grow revenue from products and solutions for small and medium businesses. The small and medium business market segment is one in which we historically had been strong; however, that market has evolved over the years and, in many cases, moved to other technologies. We have introduced several new products including the DXi4601, vmPRO 4601 and NAS and RDX solutions that along with our existing tape automation products, we believe provide more relevant and valuable solutions to small and medium businesses. Another initiative we are implementing in the fourth quarter of fiscal 2012 is to expand end user awareness of our data protection and our big data management and archive solutions. We expect to continue these initiatives into fiscal 2013 to increase revenue from our data protection and big data and archive solutions, including revenue from solutions for the small and medium business market. The fourth fiscal quarter is historically a seasonally weak quarter, and we recognize continued risk from economic uncertainly, particularly in Europe. However, we believe the key to revenue growth for us is to continue to leverage our expertise as well as our intelligent and unique solutions to provide customers superior value to meet their needs in data protection and big data management and archive. We continue to focus on increasing revenue from our branded products, especially disk systems and software solutions.

Results

Revenue decreased $2.7 million, or 2%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to expected reductions in OEM and royalty revenue. Product revenue from OEM customers decreased 12% while revenue from branded products increased 5% from the third quarter of fiscal 2011 due to continued improvement in sales volumes through our partners. The royalty revenue decrease was primarily from maturing DLT media. Our efforts to increase revenue from branded disk systems and software solutions resulted in an 18% increase from the third quarter of fiscal 2011, primarily due to the addition of revenue from the recently introduced family of StorNext appliances, such as the StorNext Archive Enabled Library products, and midrange disk system revenue increases. In addition, branded tape automation revenue increased 1% in a declining market, an indicator of growing our market share. Service revenue decreased primarily due to a decline in OEM repair activity and lower hardware service contract revenues from end of service life on higher revenue service contracts for certain legacy branded tape automation products. Our focus on growing the branded business in recent years is reflected in the greater proportion of non-royalty revenue from our branded business, at 81% in the third quarter of fiscal 2012 compared to 78% in the third quarter of fiscal 2011.

Our gross margin percentage decreased 40 basis points in the third quarter of fiscal 2012 to 42.5% primarily due to decreased revenue and changes in our revenue mix, including decreased royalty revenue, mostly offset by decreased intangible amortization. Product gross margin percentage increased 70 basis points from the third quarter of fiscal 2011, primarily due to decreased intangible amortization. Service gross margin percentage decreased 160 basis points primarily due to the loss of higher revenue service contracts for certain legacy branded tape automation products that reached end of life.

Operating expenses increased 4% to $66.7 million for the third quarter of fiscal 2012 primarily due to increased salaries and benefits from investing in our sales and marketing and general and administrative teams. Income from operations was $7.0 million for a 4.0% operating margin in the third quarter of fiscal 2012 compared to a 6.5% operating margin in the third quarter of fiscal 2011. The largest contributor to the decline in operating margin was decreased revenue, specifically lower service revenue and royalty revenue, followed by incremental operating expenses in the third quarter of fiscal 2012.

Interest expense decreased $2.3 million, or 49%, compared to the third quarter of fiscal 2011 primarily due to refinancing higher rate subordinated term debt with convertible subordinated notes in fiscal 2011 and to a lesser extent from principal prepayments of senior term debt. We generated $16.1 million in cash from operating activities in the third quarter of fiscal 2012 and ended the quarter with $63.2 million in cash and cash equivalents, including restricted cash. Our outstanding senior term debt balance was $68.6 million at December 31, 2011.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Product revenue	$124,081	71.5%	$123,218	69.9%	$863	0.7%
Service revenue	35,362	20.4%	37,365	21.2%	(2,003)	(5.4)%
Royalty revenue	14,049	8.1%	15,643	8.9%	(1,594)	(10.2)%
Total revenue	$173,492	100.0%	$176,226	100.0%	$(2,734)	(1.6)%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Product revenue	$341,475	69.4%	$344,001	67.9%	$(2,526)	(0.7)%
Service revenue	107,956	21.9%	113,730	22.4%	(5,774)	(5.1)%
Royalty revenue	42,635	8.7%	49,442	9.7%	(6,807)	(13.8)%
Total revenue	$492,066	100.0%	$507,173	100.0%	$(15,107)	(3.0)%

Total revenue decreased in the third quarter and first nine months of fiscal 2012 primarily due to anticipated decreases in OEM and royalty revenue. However, branded revenue increased from the third quarter and first nine months of fiscal 2011 primarily due increased branded disk and software sales. Branded product revenue increases compared to the third quarter of fiscal 2011 were primarily in Asia and to a lesser extent in North America.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $0.9 million from the third quarter of fiscal 2011 primarily due to increased branded disk systems and software solutions revenue, largely offset by anticipated decreases in OEM revenue. Product revenue decreased $2.5 million compared to the first nine months of fiscal 2011 primarily due to an anticipated decrease in OEM deduplication software revenue, partially offset by an increase in branded disk systems and software solutions revenue. The relationship with a significant OEM customer for deduplication software changed from partner to competitor due to its purchase of one of our competitors in a prior year. Revenue from sales of branded products increased 5% in the third quarter of fiscal 2012 and 6% in the first nine months of fiscal 2012 compared to the respective prior year periods.

	Three Months Ended
(In Thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Disk systems and software solutions	$31,712	18.3%	$26,868	15.2%	$4,844	18.0%
Tape automation systems	70,489	40.6%	72,482	41.1%	(1,993)	(2.7)%
Devices and media	21,880	12.6%	23,868	13.6%	(1,988)	(8.3)%
Product revenue	$124,081	71.5%	$123,218	69.9%	$863	0.7%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Disk systems and software solutions	$86,543	17.6%	$85,088	16.8%	$1,455	1.7%
Tape automation systems	190,634	38.7%	192,030	37.9%	(1,396)	(0.7)%
Devices and media	64,298	13.1%	66,883	13.2%	(2,585)	(3.9)%
Product revenue	$341,475	69.4%	$344,001	67.9%	$(2,526)	(0.7)%

As noted earlier, a primary goal for fiscal 2012 is to grow revenue from disk systems and software solutions. For the third quarter of fiscal 2012, disk systems and software solutions revenue increased 18% compared to the third quarter of fiscal 2011 primarily due to the addition of revenue from our StorNext appliances as well as increased sales of our midrange disk systems. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of total revenue in the third quarter of fiscal 2012 compared to the prior year period. These increases were partially offset by a decrease in enterprise disk systems revenue.

For the first nine months of fiscal 2012, disk systems and software solutions revenue increased 2% primarily from increased midrange disk systems sales and the addition of StorNext appliance revenue. Midrange disk system sales increased 48%, largely from our DXi6700 family of products, and branded software and appliance revenue increased 18% from the third quarter of fiscal 2011. These increases were largely offset by the expected decrease in OEM deduplication software revenue due to revenue recognized in accordance with contractual requirements in the first quarter of fiscal 2011 and to a lesser extent from decreased enterprise disk systems revenue due to fewer large orders. Enterprise disk systems revenue was lower than planned primarily due to lower revenue from our legacy enterprise disk product, and to a lesser extent from decreased sales of the DXi 8500.

Tape automation systems revenue decreased 3% and 1% from the third quarter and first nine months of fiscal 2011, respectively, primarily due to expected decreases in sales to OEM customers. For the third quarter of fiscal 2012, OEM tape automation systems revenues from enterprise, midrange and entry-level products each decreased by a similar amount. For the first nine months of fiscal 2012, midrange and entry level tape automation systems revenue from OEM customers decreased as anticipated compared to the prior year period, while OEM enterprise tape automation product sales increased compared to the prior year. Largely offsetting these decreases, we had branded tape automation systems revenue increases of 1% and 4% in the third quarter and first nine months of fiscal 2012, respectively, primarily due to increased enterprise sales and to a lesser extent from midrange sales.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined 8% and 4% from the third quarter and first nine months of fiscal 2011, respectively, primarily due to decreased sales of older technology devices, including branded and OEM devices that reached, or are nearing, end of life. These decreases were partially offset by increased branded media sales in the third quarter and first nine months of fiscal 2012 compared to the same periods in fiscal 2011. The increase in branded media revenue is primarily due to the events in Japan earlier this year and resulting concern of shortages and supply disruption in the market. Consistent with our expectations, revenue from OEM devices and media has become an immaterial part of our overall revenue mix.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend their warranties, to provide faster service response times, or both. Service revenue decreased 5% in both the third quarter and the first nine months of fiscal 2012 compared to the prior year periods primarily due to lower hardware service contract revenues from end of service life on higher revenue service contracts for certain legacy branded tape automation products and from decreased OEM product repair services. Service contracts on newer technology products provide lower revenue than service contracts on certain older technology products nearing end of service life.

Royalty Revenue

Tape media royalties decreased 10% and 14% in the third quarter and first nine months of fiscal 2012, respectively, compared to the third quarter and first nine months of fiscal 2011 primarily due to expected decreases of maturing DLT media sold by media licensees. These decreases were largely from a continued worldwide decline in demand for older media technology.

Gross Margin

	Three Months Ended
(In thousands)	December 31, 2011	Gross margin %	December 31, 2010	Gross margin %	Change	% Change
Product gross margin	$46,843	37.8%	$45,762	37.1%	$1,081	2.4%
Service gross margin	12,825	36.3%	14,165	37.9%	(1,340)	(9.5)%
Royalty gross margin	14,049	100.0%	15,643	100.0%	(1,594)	(10.2)%
Gross margin	$73,717	42.5%	$75,570	42.9%	$(1,853)	(2.5)%

	Nine Months Ended
	December 31, 2011	Gross margin %	December 31, 2010	Gross margin %	Change	% Change
Product gross margin	$123,431	36.1%	$122,843	35.7%	$588	0.5%
Service gross margin	42,224	39.1%	42,135	37.0%	89	0.2%
Royalty gross margin	42,635	100.0%	49,442	100.0%	(6,807)	(13.8)%
Gross margin	$208,590 *	42.4%	$214,420	42.3%	$(5,830)	(2.7)%

*Gross margin for the nine months ended December 31, 2011 includes $0.3 million of restructuring benefit related to cost of revenue.

The 40 basis point decrease in gross margin percentage for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was the net result of largely offsetting factors. The primary factor decreasing gross margin was lower total revenue and changes in our revenue mix, including decreased royalty revenue. Largely offsetting this was a decrease in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2011 and 2012. The gross margin percentage in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was essentially unchanged and also the net result of offsetting factors. The primary factor increasing gross margin percentage for the first nine months of fiscal 2012 was decreased intangible amortization expense from certain intangibles becoming fully amortized. This was offset by decreased OEM deduplication software revenue as noted earlier and lower royalty revenue in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

We had an increased percentage of products sold through our branded channels compared to the third quarter and first nine months of fiscal 2011. Branded sales comprised 81% of non-royalty revenue for both the third quarter and first nine months of fiscal 2012 compared to 78% and 77% for the third quarter and first nine months of fiscal 2011, respectively. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins.

Product Margin

Product gross margin dollars increased $1.1 million, or 2%, on a product revenue increase of 1% compared to the third quarter of fiscal 2011, and our product gross margin rate increased 70 basis points. These increases were primarily due to decreased intangible amortization expense, partially offset by changes in our product revenue mix. For the first nine months of fiscal 2012, product gross margin dollars increased slightly and the product gross margin rate increased 40 basis points primarily due to decreased intangible amortization expense for the first nine months of fiscal 2012, mostly offset by a decrease in high margin OEM deduplication software revenue compared to the first nine months of fiscal 2011.

Service Margin

Service gross margin dollars decreased $1.3 million and service gross margin percentage decreased 160 basis points primarily due to a $2.0 million decrease in service revenue in the third quarter of fiscal 2012, including the loss of higher revenue service contracts for certain legacy branded tape automation products that have reached end of life compared to the third quarter of fiscal 2011. Partially offsetting the lower service margin dollars was reduced costs for external service providers as a result of bringing repair of certain product lines in-house that previously were repaired by external service providers.

For the first nine months of fiscal 2012, service gross margin dollars were unchanged while the service gross margin percentage increased 210 basis points despite a decrease in service revenue of $5.8 million. The increased service margin percentage was primarily due to reduced costs from lower inventory allowance expense. We had higher inventory allowance expense in the first nine months of fiscal 2011 due to end of service life plans for several products. In addition, we had a decrease in external service provider expense compared to the first nine months of fiscal 2011 and a change in the mix of services for OEM repairs and for our branded products under contract. External service provider expense decreased due to a combination of bringing repair of certain product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers. Our service activities for the first nine months of fiscal 2012 reflected a greater proportion of revenue from branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Research and development	$17,629	10.2%	$18,240	10.4%	$(611)	(3.3)%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Research and development	$55,212	11.2%	$54,490	10.7%	$722	1.3%

The decrease in research and development expenses compared to the third quarter of fiscal 2011 was primarily due to $0.2 million reductions in both small equipment expense and travel expense. Research and development projects during the third quarter of fiscal 2011 required more equipment than was required for projects under development during the third quarter of fiscal 2012.

The increase in research and development expenses compared to the first nine months of fiscal 2011 was primarily due to a $1.1 million increase in salaries and benefits from investments in our disk systems and software development teams for new product development efforts, partially offset by a $0.4 million decrease in licensing costs from an agreement that concluded in the prior year.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Sales and marketing	$33,350	19.2%	$31,776	18.0%	$1,574	5.0%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Sales and marketing	$94,990	19.3%	$90,973	17.9%	$4,017	4.4%

The increase in sales and marketing expense for the third quarter and first nine months of fiscal 2012 was largely due to a $1.3 million and $4.2 million increase, respectively, in compensation and benefits primarily due to increased commissionable revenue.

General and Administrative Expenses

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
General and administrative	$15,759	9.1%	$14,176	8.0%	$1,583	11.2%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
General and administrative	$46,991	9.5%	$44,600	8.8%	$2,391	5.4%

The increase in general and administrative expenses for the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011 was primarily due to a $0.6 million and $1.6 million increase in salaries and benefits, respectively, from the prior year periods. Stock compensation expense was the largest component of increased salaries and benefits for both the third quarter and first nine months of fiscal 2012 largely due to grants in fiscal 2012 for promotions and merit increases. In addition, in the third quarter of fiscal 2012 we had a $0.3 million increase in legal expense, a $0.3 million increase in net value-added tax (“VAT”) provisions and a $0.3 million net increase in bad debt expense. The increased legal expense was due to efforts to defend ourselves against the patent infringement lawsuit brought by Compression Technology Solutions LLC (“CTS”). Increased VAT provisions were due to interest income received on VAT refunds during the third quarter of fiscal 2011 that did not repeat in fiscal 2012. Bad debt expense was higher in the third quarter of 2012 as a result of lower allowance for doubtful accounts requirements in the third quarter of fiscal 2011. For the first nine months of fiscal 2012, we also had an increase of $0.6 million in facility expenses primarily due to refurbishing costs that were higher than estimated at lease inception for certain facilities returned to their respective lessors at the end of the lease terms.

The patent infringement lawsuit brought by CTS is discussed in more detail in Note 13: “Legal Proceedings.” Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time. We may incur higher than typical legal costs to defend ourselves while the lawsuit is ongoing.

Restructuring Charges

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Restructuring benefit related to cost of revenue	$(300)	(0.1)%	$—	—%	$(300)	n/m
Restructuring charges in operating expense	699	0.1%	11	—%	688	n/m
Total restructuring charges	$399	0.1%	$11	—%	$388	n/m

The increase in restructuring charges for the first nine months of fiscal 2012 was primarily due to facility restructuring charges for a facility vacated in India in the second quarter of fiscal 2012 compared to benefits in the first nine months of fiscal 2011 from negotiated lease settlements for amounts lower than the outstanding lease contracts. This increase in restructuring expense was partially offset by the restructuring benefit related to cost of revenue due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011. For additional information, refer to Note 8: “Restructuring Charges.” We may incur additional charges in the future related to further cost reduction steps.

Gain on Sale of Patents

	Nine Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Gain on sale of patents	$1,500	0.3%	$—	—%	$1,500	n/m

In the second quarter of fiscal 2012, we had a $1.5 million gain on the sale of certain patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Interest Income and Other, Net

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Interest income and other, net	$(142)	(0.1)%	$(250)	(0.1)%	$108	43.2%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Interest income and other, net	$(422)	(0.1)%	$24	—%	$(446)	n/m

The increase in interest income and other, net for the third quarter of fiscal 2012 was primarily due to $0.9 million in fees for an amendment to our senior secured credit agreement in the third quarter of fiscal 2011 that was not repeated. This was mostly offset by prior year gains on investments in private technology venture limited partnerships that were not repeated and net foreign exchange losses from the U.S. dollar strengthening against the euro and the Swiss franc in the third quarter of fiscal 2012.

The decrease in interest income and other, net for the first nine months of fiscal 2012 was primarily due to prior year gains on investments in private technology venture limited partnerships that were not repeated and, to a lesser extent, from net foreign exchange losses due to the U.S. dollar strengthening against the euro and Swiss franc during the first nine months of fiscal 2012 compared to the prior year period. This decrease was partially offset by $0.9 million in fees for an amendment to our senior secured credit agreement in the third quarter of fiscal 2011 that was not repeated.

Interest Expense

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Interest expense	$2,450	1.4%	$4,761	2.7%	$(2,311)	(48.5)%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Interest expense	$8,111	1.6%	$16,877	3.3%	$(8,766)	(51.9)%

Interest expense decreased in the third quarter and first nine months of fiscal 2012 primarily due to refinancing higher rate subordinated term debt with convertible subordinated debt in the third quarter of fiscal 2011 and to a lesser extent from principal payments reducing the outstanding balance of our senior term debt. Interest expense includes the amortization of debt issuance costs for our debt facilities.

Loss on Debt Extinguishment

	Three Months Ended
(In thousands)	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Loss on debt extinguishment	$—	—%	$1,186	0.7%	$(1,186)	(100.0)%

	Nine Months Ended
	December 31, 2011	% of revenue	December 31, 2010	% of revenue	Change	% Change
Loss on debt extinguishment	$—	—%	$1,186	0.2%	$(1,186)	(100.0)%

During the third quarter of fiscal 2011, we issued $135.0 million aggregate principal of 3.5% convertible subordinated notes. We used the proceeds from the issuance to fully repay our subordinated term debt. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to the subordinated term debt.

Income Taxes

	Three Months Ended
(In thousands)	December 31, 2011	% of pre-tax income	December 31, 2010	% of pre-tax income	Change	% Change
Income tax provision (benefit)	$473	10.8%	$(683)	(13.2)%	$1,156	n/m

	Nine Months Ended
	December 31, 2011	% of pre-tax income	December 31, 2010	% of pre-tax income	Change	% Change
Income tax provision	$1,416	38.6%	$114	1.8%	$1,302	n/m

Income tax provisions for the third quarter and first nine months of fiscal 2012 reflect expenses for foreign income taxes and state taxes. The tax benefit for the third quarter of fiscal 2011 was primarily due to the release of tax liabilities in foreign jurisdictions. The tax expense for the first nine months of fiscal 2011 was primarily comprised of foreign income taxes and state taxes largely reduced by the release of tax liabilities in foreign jurisdictions. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2010	Change	% Change
Cost of revenue	$1,472	$2,574	$(1,102)	(42.8)%
Sales and marketing	3,256	3,332	(76)	(2.3)%
General and administrative	—	25	(25)	(100.0)%
	$4,728	$5,931	$(1,203)	(20.3)%

	Nine Months Ended
	December 31, 2011	December 31, 2010	Change	% Change
Cost of revenue	$6,148	$12,087	$(5,939)	(49.1)%
Research and development	—	200	(200)	(100.0)%
Sales and marketing	9,872	10,088	(216)	(2.1)%
General and administrative	32	75	(43)	(57.3)%
	$16,052	$22,450	$(6,398)	(28.5)%

The decrease in intangible expense in the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011 was primarily due to certain intangibles becoming fully amortized during fiscal 2011 as well as in the second quarter of fiscal 2012. For further information regarding amortizable intangible assets, refer to Note 6: “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2010	Change	% Change
Cost of revenue	$495	$459	$36	7.8%
Research and development	795	603	192	31.8%
Sales and marketing	1,127	786	341	43.4%
General and administrative	1,007	686	321	46.8%
	$3,424	$2,534	$890	35.1%

	Nine Months Ended
	December 31, 2011	December 31, 2010	Change	% Change
Cost of revenue	$1,518	$1,363	$155	11.4%
Research and development	2,466	1,933	533	27.6%
Sales and marketing	3,059	2,391	668	27.9%
General and administrative	3,203	2,363	840	35.5%
	$10,246	$8,050	$2,196	27.3%

The increase in share-based compensation for the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011 was primarily due to an increase in restricted stock units granted in the second quarter of fiscal 2012, largely due to merit increases for our workforce.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2011	December 31, 2010
Net income	$2,249	$6,193

Net cash provided by operating activities	33,093	28,921
Net cash used in investing activities	(18,910)	(9,031)
Net cash used in financing activities	(30,830)	(43,686)

Nine Months Ended December 31, 2011

The $30.8 million difference between reported net income and cash provided by operating activities during the nine months ended December 31, 2011 was primarily due to $43.6 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. In addition, we had a $7.1 million increase in accounts payable primarily due to the timing of payments and increased purchases. These were partially offset by a $17.5 million increase in manufacturing inventories primarily due to purchasing materials to meet projected third quarter fiscal 2012 product sales and from securing a sufficient supply of hard disk drives for forecast needs into early fiscal 2013 due to supply constraints from flooding in Thailand.

Cash used in investing activities reflects $8.5 million of equipment purchases during the first nine months of fiscal 2012 and $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash used in financing activities during the first nine months of fiscal 2012 was primarily due to $35.7 million of principal payments on the senior term debt, partially offset by $7.5 million in proceeds received from the exercise of stock options and issuance of shares under the employee stock purchase plan.

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

Under the Credit Suisse credit agreement (“CS credit agreement”), we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of December 31, 2011, we have letters of credit totaling $0.1 million reducing the amounts available to borrow on this revolver to $49.9 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $68.6 million at December 31, 2011. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.80% at December 31, 2011. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of December 31, 2011, we were in compliance with all debt covenants.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at December 31, 2011, this would mean $68.6 million could become immediately payable.

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

Fair Value of Assets Acquired in a Business Combination

Application of the various accounting principles related to the fair value measurement of certain assets acquired in a business combination are critical accounting estimates because there are matters that are inherently uncertain when making the estimate, different estimates reasonably could be used and changes in the estimate that are reasonably possible could materially impact the resulting valuation and the financial statements. Judgments are required to determine fair values of amortizable intangible assets, in-process research and development and the resulting amount of goodwill. Significant estimates and assumptions include:

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

Our cash equivalents consisted solely of money market funds during the nine months ended December 31, 2011. During the first nine months of fiscal 2012, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates for the first nine months of fiscal 2012 would increase interest expense $0.7 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court in the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit.

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

  Specific to our StorNext software sales channel partners, our introduction of StorNext appliance solutions in fiscal 2012 could negatively impact our relationship with channel partners that historically have sold other hardware products in conjunction with our StorNext software, and who we thus compete more directly against.

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

  A limited number of products comprise a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products. To compete effectively, we must continually improve existing products and introduce new ones, such as the DXi-Series, Scalar i6000 and the Scalar i40 and i80 product offerings as well as next generation software such as DXi2.0 and StorNext 4.0. We have also introduced a new product line of StorNext appliances, including the M330, SAEL6000 and SAEL500. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

  Competition has increased and evolved, and may increasingly intensify, in the data protection market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

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

  Competition has increased and evolved, and may increasingly intensify, in the big data and archive market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

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

  Our capital structure includes debt, which imposes upon us debt service obligations and our Credit Suisse senior credit agreement contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations to meet these debt obligations, our business, financial condition and operating results could be materially and adversely affected.

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
    Import and export duties and value-added taxes; and
    Natural disasters, including earthquakes, flooding, typhoons and tsunamis.

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

  Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As a point of reference, as of March 31, 2011, we held 517 U.S. patents and had 86 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information.

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

  In addition, several of our disk drive suppliers as well as suppliers of other components for our tape automation products with operations in Thailand were impacted by flooding in October 2011, which has affected those suppliers’ ability to manufacture a sufficient number of drives and components in order to meet the demands of their customers, including us. Certain suppliers have also announced anticipated price increases for available drives. Continued supply shortages and pricing complexities could materially and adversely affect our supply chain, customer relationships and results of operations. Although we have purchased a supply of hard disk drives to meet estimated demand for the upcoming fiscal quarter, our business and operating results could be materially and adversely affected if we incur increased costs or are unable to meet customer demand.

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

  The economic crisis in the U.S. and global financial markets had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets to refinance certain debt. The initial impact of this economic crisis was reflected in our results for the third quarter of fiscal 2009. We continue to face risks related to the slow economic recovery and concerns of a return to a recession, including the impact to our results in the first half of fiscal 2012 from economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

  ITEM 6. EXHIBITS

  The Exhibit Index beginning on page 41 of this report sets forth a list of exhibits and is hereby incorporated by reference.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

  Date: February 9, 2012

  EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2008
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document. ††
101.SCH	XBRL Taxonomy Extension Schema Document. ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.