Form 10-K
period 2012-03-31
QUANTUM CORP /DE/
filed 2012-06-14
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $248.4 million on September 30, 2011 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of the close of business on June 8, 2012, there were approximately 236.7 million shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 2012, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance; (2) our research and development plans and focuses; (3) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (4) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (5) our expectations regarding our ongoing efforts to control our cost structure; (6) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us and (7) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally, particularly in light of Greek and EU sovereign debt concerns and the uncertainty in the U.S. regarding fiscal and tax policies; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1. BUSINESS

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a global expert in data protection and big data management. We provide solutions for storing and protecting information in physical, virtual, cloud and big data environments that are designed to help customers be certain they are maximizing the value of their data over its entire lifecycle. With our solutions, customers can better adapt in a world of continuing change by keeping and protecting more data for a longer period of time while reducing costs and increasing return on investment. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

Our data protection solutions include DXi® deduplication systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost and our vmPROTM virtual server backup and disaster recovery offerings that protect virtual environments while minimizing the impact to servers and storage. For big data environments, we provide StorNext® tiered storage and wide area storage solutions designed to help maximize revenue and results by enabling customers to extract the full value from their digital assets. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

We are a member of the consortium that develops and has licensed LTO® media technology to tape media manufacturing companies. We receive royalty payments for both LTO and DLT® media technology sold under licensing agreements. We have also entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies.

In recent years we have transformed Quantum through acquisitions and organic growth into a systems and solutions company. Our strategy is to grow the independent channel for Quantum branded solutions by offering products with superior performance and value. We plan to continue to expand and improve our product and solution offerings, with emphasis on branded disk systems, software solutions, virtual offerings and cloud solutions.

Industry Background

Information Technology (“IT”) departments face an environment of change. There is increasing focus on the economics of data as these departments not only address continued data growth but also identify solutions to store more data for longer periods of time as data becomes more valuable. With new ways to analyze and reuse data for additional revenue streams, new ideas and operational breakthroughs, IT managers are looking to ensure the organization can take full advantage of the information and knowledge from that data. For these reasons, data protection and big data management are important to businesses and organizations and consistently are reflected as top priorities in end user research studies.

Another change that has occurred over the last several years is the emergence of new architectures and technologies that reduce costs and increase efficiency. These include data deduplication, scale-out storage, virtualization and cloud storage. The challenge is that these technologies can also introduce disruption for IT, so it takes careful planning and smart solutions to enable organizations to move forward.

In the face of these changes, IT departments also confront continued constraints. Resources and budgets remain tight, which is one of the main reasons reducing data acquisition costs and ongoing operational costs is a top priority. In addition, even as they look to capitalize on new technologies and solutions, many IT managers still have to support legacy environments and applications. Finally, there is often built-in inertia or risk aversion when it comes to changing architectures or existing vendors. As a result, there is significant opportunity for storage specialists such as Quantum to assist organizations through transition.

Products

Big Data Management and Archive

With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments are increasingly focused on managing this big data. Generally, big data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging and audio. Big data also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaning and increasingly, competitive advantage. In addition, in managing big data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. We offer StorNext software and appliance-based solutions to address this growing need for managing and archiving big data.

StorNext Software

Designed for data-intensive environments, our StorNext software reduces the time and total cost of managing data for end users with large data sets and challenging distributed environments. The StorNext File System software provides high-performance shared access to data across different networks, operating systems and storage platforms. In addition, our StorNext Storage ManagerTM software automatically copies and migrates data between different tiers of storage based on user-defined policies. The result is a highly scalable, high-performance data management solution designed to optimize the use of storage while enabling the long-term protection and recoverability of data.

Our StorNext software helps businesses with big data to benefit from workflow efficiencies, automated tiered storage and policy-based archive management. Designed for open system data-intensive environments, StorNext software products allow multiple users to rapidly access a single data set, increasing productivity and storage utilization. They also transparently move data, reducing storage costs while simultaneously providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government, life sciences and other disciplines have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology enabler for their business processes and workflow.

StorNext Appliances

Our StorNext appliances leverage the power of StorNext software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk, and archive enabled libraries. They are simple to deploy and architected to deliver scalable, industry-leading performance, drive lower operational costs and provide a flexible open system for enabling third party applications. These appliances also work seamlessly with traditional StorNext software and partner hardware offerings to provide additional options for building a shared storage area network (“SAN”) and scale out network-attached storage (“NAS”) environment. They are intended to serve a wide range of markets, such as film editing, seismic processing or genome sequencing and balance the highest performance with the lowest long-term cost for sharing big data files in data intensive operations.

Data Protection

DXi Disk Systems

Our DXi disk-based backup systems meet the needs of a broad range of customers, from small businesses and remote offices to large distributed enterprise data center environments, seeking high speed recovery and extreme reliability beyond what a tape-only environment can deliver. These solutions offer functionality normally reserved for enterprise class data centers, such as data deduplication, virtual tape, snapshot, data recovery and replication capabilities. Our disk-based backup appliances are designed for easy implementation and integration into existing environments and provide industry-leading performance, capacity and price-performance.

Our DXi disk systems use deduplication technology to expand the amount of backup data users can retain on traditional disk systems. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high-speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-SeriesTM also makes wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data deduplication. By greatly increasing effective disk capacity, data deduplication enables users to retain backup data on fast recovery disk much longer than possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most efficient methods of data deduplication, known as variable-length data deduplication.

Our DXi-Series systems provide a combination of high performance and advanced functionality. In addition to data deduplication, the core set of advanced features of the DXi-Series includes a high performance embedded file system, support for high speed data compression, asynchronous replication, direct tape creation and built-in monitoring and diagnostic tools.

vmPRO For Virtual Environments

Our virtual environment offerings include vmPRO software and vmPRO appliances. Our vmPRO software provides virtualization data protection software with advanced utilities designed to dramatically improve and simplify virtual data protection in midrange and larger data centers. It works with our DXi family of deduplication products to accelerate backup, restore and disaster recovery protection in data center virtual environments while reducing IT costs. We also offer vmPRO appliances that provide an integrated data protection solution designed to simplify backups in virtual environments. These appliances include both backup software and integrated storage with deduplication in a single solution for small to medium-size businesses and remote offices. The vmPRO appliances optimize virtual machines and accelerate performance by filtering out unassigned, expired and inactive data to reduce overhead on servers, networks and storage.

Scalar Tape Automation Systems

We are the leading named supplier of tape automation shipments and we continue to expand features and capabilities of our tape library offerings to increase storage capacity and improve performance. Our Scalar tape automation portfolio includes a range of products, from autoloaders with one tape drive and up to sixteen cartridges to large enterprise-class libraries which can hold hundreds of drives and thousands of cartridges. Our tape libraries intelligently manage and protect business critical data in workgroup, medium size business and enterprise data center environments. With an emphasis on ease of use, management features and investment optimization, Scalar tape libraries are designed to grow with business needs. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools, including integrated media integrity analysis in tape drives and library diagnostic systems. We also offer the SuperLoader®3 autoloader designed to maximize data density and performance.

Tying our libraries together from entry-level to enterprise is a common, integrated software called iLayerTM, which provides monitoring, alerts and proactive diagnostics, thereby reducing service calls, shortening issue resolution time and decreasing the time users spend managing their tape automation solutions. In addition, we believe the growth in archiving of unstructured data represents a substantial opportunity for tape automation systems. To capitalize on this trend and the changing role of tape automation systems in data protection, we have invested in our enterprise Scalar i6000 and midrange Scalar i500 platforms to provide increased redundancy capabilities. These platforms can be implemented on their own or in an appliance configuration with our StorNext archiving software.

Devices and Media

Our device and media products include removable disk drives and libraries, NAS appliances and tape drives and media. Our RDX® removable and ruggedized disk backup devices combine attributes of disk and tape, with deduplication technology offered in our RDX disk libraries. Our NAS appliance has built-in backup software and deduplication technology, designed to enable businesses to significantly reduce storage requirements and network traffic.

We offer tape drives and media based on the LTO format. The latest generation LTO tape drive technology is capable of storing nearly twice the capacity of the previous generation, while consuming less power. Our LTO family of devices is designed to deliver outstanding performance, capacity and reliability, combining the advantages of linear multi-channel, bidirectional formats with enhancements in servo technology, data compression, track layout and error correction. These LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery and cost-effective backup solutions.

We also sell a full range of storage media offerings to complement each tape drive technology and satisfy a variety of specific media requirements. Our media includes DLTtape®, LTO Ultrium®, DAT and DDS data cartridges. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

Cloud Solutions

We offer a software platform to help customers take advantage of cloud-based data protection through a highly optimized, flexible approach designed to overcome the limitations of other cloud offerings. This platform is centered on our vmPRO technology and our virtual deduplication appliance, the DXi V1000TM. Our cloud-based data protection platform leverages our expertise in data protection to deliver a highly efficient, cost-effective foundation for cloud-based backup, restore and data recovery that helps customers transition easily and practically to the cloud on their terms and timeframe. Our approach is based on knowledge that most customers continue to use both disk and tape for data protection on a mix of physical and virtual servers and are more comfortable with a hybrid cloud strategy. This focus on flexibility is reflected in the benefits provided by our cloud-optimized software platform, including fast restores; cost-effective disaster recovery and business continuity; secure, multi-tenant cloud support; significant data reduction and WAN-optimized replication.

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering either big data management or data protection and storage solutions, and our ability to provide comprehensive service and support can present us with a noteworthy competitive advantage to attract new customers and retain existing customers. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

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

We generally warrant our hardware products against defects for periods ranging from one to three years from the date of sale. We provide warranty and non-warranty services from our Colorado Springs, Colorado facility and, for certain products, through third party service providers. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are working on the next generation disk, tape automation, data deduplication, virtual systems, cloud solutions and big data technologies as well as software solutions to advance these technologies for the big data and archive and the data protection markets to meet changing customer requirements. We continue to focus our efforts on software solutions and integrated software and hardware solutions that offer improvements in the efficiency and cost of storing, moving, managing and protecting large amounts of data and closely integrating our products to provide compelling solutions for our customers.

We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection, including cloud environments, and big data and archive solutions. Research and development costs were $74.3 million, $73.0 million and $69.9 million for fiscal 2012, 2011 and 2010, respectively.

Sales and Distribution Channels

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

OEM Relationships

We sell our products to several OEM customers that resell our hardware products under their own brand names and typically assume responsibility for product sales, end user service and support. We also license software to certain OEM customers that include this software in their own brand name products. These OEM relationships enable us to reach end users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength.

Customers

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 34% of revenue in fiscal 2012, 33% of revenue in fiscal 2011 and 37% of revenue in fiscal 2010. In fiscal 2011 and fiscal 2010, sales to Dell comprised 10% and 13% of revenue, respectively. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.

Competition

The markets in which we participate are highly competitive, characterized by rapid technological change and changing customer requirements. In some cases, our competitors in one market area are customers or suppliers in another. Our competitors often have greater financial, technical, manufacturing, marketing or other resources than we do. Additionally, the competitive landscape continues to change due to merger and acquisition activity as well as new entrants into the market.

Our StorNext software and appliance products primarily face competition from EMC Corporation (“EMC”) and International Business Machines Corporation (“IBM”). Our virtual solutions, vmPRO software and appliances, primarily compete with virtualization startups and traditional backup application vendors. Our cloud solutions face competition from a large number of businesses that provide hardware, software and virtual solutions as well as companies that offer cloud services based on other technology.

Our disk solutions primarily compete with products sold by EMC, Hewlett-Packard Company (“HP”), IBM and NetApp, Inc. (“NetApp”). Additionally, a number of software companies that have traditionally been partners with us have deduplication features in their products and will, at times, compete with us. A number of our competitors also license technology from other competing companies.

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

At the storage device level, our main competitors are HP and IBM. Both HP and IBM develop and sell their own LTO tape drives, which compete with our device offerings. We also face competition from disk alternatives, including removable disk drives in the entry-level market. Although we have our own removable disk drive offerings, several other companies sell removable disk drives, such as Dell, HP and Imation Corporation.

For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A titled, “We derive the majority of our revenue from products incorporating tape technology. If competition from new or alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely affected.”

Manufacturing

We utilize contract manufacturers to produce a number of our products and we manufacture various other products in our own facilities. We manufacture our disk products, vmPRO appliances, StorNext appliances and certain tape automation systems and perform device and system configuration for our North American customers from our Colorado Springs, Colorado facility. In addition, we perform test and repair for these products in that same facility.

We outsource the manufacture of certain tape automation systems, tape devices and service parts from contract manufacturers. Tape drives used in our products are primarily sourced from Hungary and Malaysia. Disk drives used in our products are largely sourced from Thailand and China. Certain tape automation system materials and assemblies as well as certain disk system materials and assemblies are sourced in China, Malaysia, Singapore, Thailand and the U.S.

Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2012, we hold over 400 U.S. patents and have nearly 100 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success will also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products have infringed on their patents. We conduct ongoing investigations into the assertions and presently believe that either licenses are not required or that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms. See Item 3 “Legal Proceedings” for additional disclosures regarding an on-going lawsuit alleging patent infringement.

On occasion, we have entered into various patent licensing and cross-licensing agreements with other companies. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable these third parties to use certain patents that we own and enable us to use certain patents owned by these third parties. We have also sold certain patents, retaining a royalty-free license for these patents.

Seasonality

As is typical in our industry, we have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the first and second quarters of each calendar year, or our fiscal fourth quarter and fiscal first quarter, respectively.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog initially occurs. Therefore, our backlog generally grows during each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time significant shipments have occurred. As a result, our backlog as of the end of any fiscal quarter is not material and is not a predictor of future sales.

Employees

We had approximately 1,820 employees worldwide as of March 31, 2012.

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

Management Team

Following are the names and positions of our management team, including a brief account of his or her business experience.

Name	Position with Quantum
Jon W. Gacek	President and Chief Executive Officer
Linda M. Breard	Chief Financial Officer
William C. Britts	Senior Vice President, Operations and Global Services
Robert S. Clark	Senior Vice President, Data Protection Group
Shawn D. Hall	Senior Vice President, General Counsel and Secretary
Janae S. Lee	Senior Vice President, File System and Archive
Don Martella	Senior Vice President, Engineering
Jim Mudd	Senior Vice President, Operations
Henrik Rosendahl	Vice President, Cloud Solutions
Ted Stinson	Senior Vice President, Worldwide Sales

Mr. Gacek became President and Chief Executive Officer and was also appointed to the Board of Directors in April 2011. He was President and Chief Operating Officer from January 2011 through March 2011. He joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of Advanced Digital Information Corporation (“ADIC”) and was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last three years at ADIC. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions. Mr. Gacek serves on the board of directors for Market Leader, Inc. and Power-One, Inc.

Ms. Breard joined Quantum as Vice President of Finance in August 2006, upon Quantum’s acquisition of ADIC. In May 2009, she was promoted to Senior Vice President and assumed responsibility for IT and Facilities in addition to Finance. In January 2011, Ms. Breard was promoted to Chief Financial Officer, and in April 2012 added Human Resources and Corporate Communications to her portfolio. Prior to Quantum, she spent eight years at ADIC, serving as Vice President of Finance and Accounting and in other leadership positions, where she was deeply involved in the company’s merger and acquisition activity and success in driving growth. Earlier in her career, Ms. Breard worked in public accounting for six years.

Mr. Britts joined Quantum as Executive Vice President, Sales and Marketing in August 2006, upon Quantum’s acquisition of ADIC. He served in this position until June 2011, when he assumed the role of Senior Vice President, Worldwide Marketing, Service and Business Development. In April 2012, Mr. Britts added Operations to his portfolio and now serves as Senior Vice President, Operations and Global Services, with continued responsibility for Worldwide Marketing and Business Development. Prior to Quantum, he spent 12 years at ADIC, where he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Before ADIC, Mr. Britts served in a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.

Mr. Clark joined Quantum as Director of Tape Products in August 2006, upon Quantum’s acquisition of ADIC. In March 2009, he was promoted to Vice President with responsibility for various product lines, as well as business operations and OEM sales. In April 2010, he was named Senior Vice President, Tape and OEM Product Group, subsequently reorganized as the Data Protection Group. Prior to Quantum, Mr. Clark was at HP for 10 years in various engineering and sales positions.

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

Ms. Lee joined Quantum in October 2007 as Vice President, Marketing and in April 2010 was promoted to Senior Vice President, Disk and Software Products, subsequently reorganized as File System and Archive. She has more than 30 years experience in the storage industry, including 10 years working with a variety of companies in data reduction and file system software and hardware. Previously, she was Chief Executive Officer at TimeSpring Software Corporation, Vice President of Product, Marketing and Business Development at Avamar Technologies, and a senior sales and marketing executive at both Legato Systems, Inc. and IBM.

Mr. Martella joined Quantum as Vice President, Automation Engineering in August 2006, upon Quantum’s acquisition of ADIC. In June 2010, he was promoted to Senior Vice President, Platform Engineering, and in April 2011 assumed his current role. Before joining Quantum, Mr. Martella served as a Vice President of Engineering and Quality at ADIC, where he spent five years in various leadership positions. Previously, he held engineering positions in the storage and process control industries.

Mr. Mudd joined Quantum in December 2000. Prior to assuming his current role, he served as Vice President, Supply Chain and, before that, Director of Materials. Mr. Mudd has 30 years of manufacturing experience with high tech companies in the electronic, medical and data storage industries. He has an extensive background in manufacturing operations, having served in executive level positions at companies including Visicom/Coors Ceramics, Telectronics, Inc. and Monolythic Power Systems, Inc.

Mr. Rosendahl joined Quantum as Vice President, Virtualization Systems in June 2011, upon Quantum’s acquisition of Pancetera Software, Inc. (“Pancetera”) and in April 2012 assumed responsibility for cloud solutions, becoming Vice President, Cloud Solutions. Mr. Rosendahl served as Chief Executive Officer at Pancetera from January 2010 until acquired by Quantum. He was the Director of Application Virtualization at VMware, Inc. (“VMware”) from January 2008 to December 2009 and Chief Executive Officer at Thinstall, Inc., from October 2006 until its acquisition by VMware. Previously, Mr. Rosendahl held executive and senior leadership positions at several technology companies in the U.S. and Europe.

Mr. Stinson joined Quantum as Senior Vice President, Worldwide Sales in June 2011. Previously, he spent seven years at Symantec Corporation and Veritas Software Corp., prior to its acquisition by Symantec. His most recent position there was Vice President, America Sales – Advanced Technologies, where he led the sales organization responsible for a portfolio of high-growth solutions that included data loss prevention, deduplication and archiving. Mr. Stinson also served as Vice President, Strategic Operations at Symantec, where he oversaw business development, alliances, pricing, strategy and strategic marketing organizations for the Data Center Management Group. Before joining Veritas, Mr. Stinson held key senior sales, marketing and product leadership roles at Embark.com, Inc., a SaaS-based solution provider.

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

As we introduce new products and solutions, we could negatively impact our relationship with channel partners that historically have sold other products and solutions that now compete with our new offerings. For example, we introduced various StorNext appliance solutions in fiscal 2012 causing us to more directly compete for hardware sales with channel partners that sold other hardware products in conjunction with our StorNext software.

Certain of our contracts with customers contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise products, and the revenue associated with the on-site service of those products, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

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

A limited number of products comprise a significant majority of our sales, and due to rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products. To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

Competition may intensify in the data protection market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Our competitors in the data protection market for disk systems and virtual machine solutions are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in these markets is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

Technological developments and competition over the years in the tape automation market has resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and least pronounced for enterprise products. Similar to our competitors, our products may be priced lower and often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. If competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Industry consolidation and competing technologies with device products, which include tape drives and removable hard drives, have resulted in decreased prices and increasingly commoditized device products. Our response has been to manage our device business at the material margin level and we have chosen not to compete for sales in intense price-based situations or if we would be unable to maintain a certain gross margin level. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from devices has decreased in recent years, our material margins have remained relatively stable over this period. We have exited certain portions of the device market and have anticipated decreased sales of devices. We face risk of reduced shipments of our devices beyond our plans, and could have reduced margins on these products, which could adversely impact our business, financial condition and results of operations.

Additionally, the competitive landscape could change due to merger and acquisition activity in the data protection market. Such transactions may impact us in a number of ways. For instance, they could result in:

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

Competition may intensify in the big data and archive market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

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

We receive royalty revenue based on tape media cartridges sold by various tape media manufacturers and resellers. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:

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

We derive the majority of our revenue from products incorporating tape technology. If we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We face risks that our tape customers migrate toward these products and solutions.

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

Our sales have been and continue to be concentrated among a few customers because under our business model, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with customers are terminable at will. Revenue from OEM customers has decreased in recent years. If we experience further declines in revenue from OEM customers or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons.

Some of our tape and disk products are incorporated into larger storage systems or solutions that are marketed and sold to end users by our large OEM customers as well as our VARs, channel partners and other distributors. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers such as distributors and VARs. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

We continue to face risks related to the slow economic recovery.

The economic crisis in the U.S. and global financial markets in 2008 and 2009 had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets. The initial impact of this economic crisis was reflected in our results for the third quarter of fiscal 2009. We continue to face risks related to the slow economic recovery, including risks related to economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

If we are unable to attract and retain skilled employees, our business could be adversely impacted.

We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance or other factors. In addition, we may rely on the performance of employees whose skill sets are not sufficiently developed to completely realize the expected fulfillment of their job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

Economic or other business factors may lead us to write down the carrying amount of our goodwill or long-lived assets, such as the goodwill impairment charge in fiscal 2009, which could have a material and adverse effect on our results of operations.

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

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with CTS Solutions described in Item 3 below. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce certain of our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore and Thailand. Because of these operations, we are subject to a number of risks including:

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
  Reduced demand from our OEM or distribution, VAR, DMR and other large customers; and
  Increased competition.

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

In addition, several of our disk drive suppliers as well as suppliers of other components for our tape automation products with operations in Thailand were impacted by flooding in October 2011, which has affected those suppliers’ ability to manufacture a sufficient number of drives and components in order to meet the demands of their customers, including us. Certain suppliers have also announced anticipated price increases for available drives. Continued supply shortages and pricing complexities could materially and adversely affect our supply chain, customer relationships and results of operations. Although we have purchased a supply of hard disk drives to meet estimated demand for the near term, our business and operating results could be materially and adversely affected if we incur increased costs or are unable to meet customer demand.

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

A small number of institutional investors have owned a significant portion of our common stock at various times in recent years. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure. The opposite has also occurred whereby a shareholder purchases a significant equity position, creating demand for our common stock and an increased stock price.

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

Our capital structure includes debt, which imposes upon us debt service obligations and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations to meet these debt obligations or remain in compliance with the covenants our business, financial condition and operating results could be materially and adversely affected.

Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due.

Potential consequences of having debt include:

  Requiring that we dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;
  Limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions activity, which may place us at a competitive disadvantage;
  Mandatory field audits and control of cash receipts by the lender if we do not maintain average liquidity above certain thresholds;
  Increasing our vulnerability to adverse economic and industry conditions;
  Making it more difficult or impossible for us to make payments on other indebtedness or obligations; and
  Limiting our ability to incur additional debt on acceptable terms, if at all.

Our credit facility agreement contains restrictive covenants that require us to comply with and maintain certain financial tests and ratios, as well as restrict our ability, subject to certain thresholds, to:

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

Our credit facility agreement is collateralized by a pledge of all of our assets. If we were to default and were unable to obtain a waiver for such a default, the lender would have a right to foreclose on our assets in order to satisfy our obligations under the credit agreement. Any such action on the part of the lender against us could have a materially adverse impact on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2012:

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

ITEM 3. LEGAL PROCEEDINGS

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court in the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court in the Northern District of California. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of June 8, 2012, the closing price of our common stock was $1.99 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2012	High	Low
First quarter ended June 30, 2011	$3.53	$2.44
Second quarter ended September 30, 2011	3.42	1.54
Third quarter ended December 31, 2011	2.84	1.65
Fourth quarter ended March 31, 2012	2.90	2.01

Fiscal 2011	High	Low
First quarter ended June 30, 2010	$2.98	$1.85
Second quarter ended September 30, 2010	2.15	1.11
Third quarter ended December 31, 2010	4.00	1.89
Fourth quarter ended March 31, 2011	4.45	2.19

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our senior secured revolving credit agreement unless we meet certain defined thresholds. See “Liquidity and Capital Resources” in Item 7 and also Note 7 “Long-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements.

As of June 8, 2012, there were 1,532 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2012 for the period since March 31, 2007 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2007 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2008, March 31, 2009, March 31, 2010, March 31, 2011 and March 31, 2012. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quantum Corporation, the NASDAQ Composite Index,
and the S&P Computer Storage & Peripherals Index

*$100 invested on 3/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending March 31. Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

This summary of selected consolidated financial information of Quantum for fiscal 2008 to 2012 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have certain items that affect the comparability of the selected financial information. Fiscal 2010 results included a $12.9 million gain on debt extinguishment, net of costs. Fiscal 2009 results included $11.0 million of royalty revenue from a legal settlement and a $339.0 million goodwill impairment charge. We had a $12.6 million loss on debt extinguishment, net of costs in fiscal 2008.

	For the year ended March 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenue	$652,370	$672,270	$681,427	$808,972	$975,702
Total cost of revenue	378,535	389,288	401,390	504,658	656,598
Gross margin	273,835	282,982	280,037	304,314	319,104
Income (loss) from operations	5,192	24,704	29,309	(329,925)	(8,097)
Net income (loss)	(8,809)	4,541	16,634	(358,264)	(60,234)
Basic net income (loss) per share	(0.04)	0.02	0.08	(1.71)	(0.30)
Diluted net income (loss) per share	(0.04)	0.02	0.02	(1.71)	(0.30)

	As of March 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$395,348	$430,965	$504,143	$549,369	$1,065,725
Short-term debt	—	1,067	23,983	4,000	4,000
Long-term debt	184,495	238,267	305,899	404,000	496,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a global expert in data protection and big data management. We provide solutions for storing and protecting information in physical, virtual, cloud and big data environments that are designed to help customers be certain they are maximizing the value of their data over its entire lifecycle. With our solutions, customers can better adapt in a world of continuing change by keeping and protecting more data for a longer period of time while reducing costs and increasing return on investment. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

We offer a comprehensive range of solutions for data protection and big data management challenges providing performance and value to end user customers of all sizes, from small businesses to multinational enterprises. We believe our combination of expertise, innovation and platform independence allows us to solve data protection and big data management issues more easily, cost-effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies, scalability and cost savings while protecting customers’ prior investments. They include DXi® deduplication systems for high speed recovery and reliability, Scalar® tape automation products for disaster recovery and long-term data retention, StorNext® data management software and appliances for high-performance big data file sharing and archiving and vmPRO™ solutions for protecting virtual machine data. We also offer cloud solutions for cloud-based backup, fast restore, data recovery and business continuity. In addition, we have the global scale and scope to support our worldwide customer base.

Business

We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force to reach end user customers of all sizes. Our products are sold under both the Quantum brand name and the names of various OEM customers. We have a broad portfolio of disk systems, software solutions, tape automation systems, tape drives and other devices and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also offer vmPRO software, a virtualization data protection software with advanced utilities designed to dramatically improve and simplify virtual data protection in midrange and larger data centers. We have introduced a cloud-based data protection technology platform for public and private clouds. The majority of our disk systems and tape automation systems include software features that provide disk and tape integration capabilities with our core deduplication and replication technologies. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments.

We have been transforming the company into a systems and solutions provider over the past few years, introducing offerings in the significant growth markets of disk and software data protection and big data and archive and introducing strategic enhancements and offerings in the tape automation market while continuing to provide service and support to new and existing customers. We have implemented a number of initiatives in an effort to drive branded revenue growth. One key initiative for fiscal 2012 was to grow the independent channel for Quantum branded products. Another key area of focus for fiscal 2012 was continuing to expand and improve our products and solutions, with emphasis on branded disk systems and software solutions, including introducing and ramping sales of the StorNext appliance family and virtual offerings.

Our efforts in fiscal 2012 were reflected in increased total branded revenue and record revenue in disk systems and software solutions in fiscal 2012. Total branded revenue increased for the second consecutive fiscal year and revenue from disk systems and software solutions increased 8% from fiscal 2011. In addition, branded disk systems revenue and branded software solutions revenue were both records, increasing 19% and 15%, respectively, compared to the prior year. Growth of the independent channel contributed to this revenue growth. We added a significant number of new disk systems and software solutions customers, and in the mature tape automation market, we added a considerable number of new customers for midrange and enterprise tape automation products. This past fiscal year we implemented initiatives that improved our sales team, our channel team and our technical sales team. In addition, we improved the training and alignment with our top channel partners on our products and solutions.

We continued our technology and product innovation in fiscal 2012. We enhanced our DXi product line, introduced a new family of StorNext appliances and added new management, security and availability features to our Scalar tape libraries. Following the acquisition of Pancetera Software, Inc. (“Pancetera”) in June 2011, we integrated the technology into our portfolio with the launch of the vmPRO virtual server protection solutions and laid the groundwork for our cloud-based data protection platform. The strength, value and quality of our products were recognized with several industry awards and honors, notably for the DXi6700 and vmPRO 4000, in addition to our enterprise and midrange tape automation libraries.

We offer products and solutions in several high growth markets, namely the markets for disk-based back up, big data, virtual data protection and cloud based solutions. Our opportunity and goal in these markets is to increase our product and solution offerings and to significantly grow revenue from sales of our disk systems and software solutions to increase total revenue. We project total revenue in the tape automation market will be essentially the same over the next few years with growth in demand for tape automation products used as a storage tier in the big data and archive market offset by declines in demand for tape automation products in the data protection market. Our opportunity and goal for tape automation systems is to grow our market share with our innovative products.

Our goal for fiscal 2013 is to grow total revenue, driven primarily by increased revenue from our disk systems and software solutions, with minimal expected growth in branded tape automation revenue. We expect this revenue growth to be tempered by declines in tape automation revenue from OEM customers and a decline in royalty revenue.

Results

In fiscal 2012, we saw improved revenue momentum with our partners, especially for midrange disk systems, and our continued efforts to increase revenue from disk systems and software solutions resulted in an 8% increase in disk systems and software solutions revenue. We invested significantly in our product portfolio in fiscal 2012, introducing a number of new products, including our StorNext software appliances and virtual systems software and data protection solutions. In fiscal 2012, we also continued to develop new technologies that will be the framework for future new product introductions.

We had total revenue of $652.4 million in fiscal 2012, a 3% decrease from fiscal 2011 primarily due to expected reductions in OEM sales, including OEM deduplication software revenue and royalty revenue. Our product revenue from OEM customers decreased 14% while revenue from branded products increased 3% from fiscal 2011 primarily due to increased disk systems and software solutions revenue. Service revenue decreased primarily due to lower hardware service contract revenues from certain legacy branded tape automation products that reached end of service life. Our focus on growing the branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business, at 81% in fiscal 2012, compared to 79% in fiscal 2011 and 74% in fiscal 2010. Royalty revenue decreased 12% primarily due to declining royalties from older DLT media and, to a lesser extent, from lower LTO royalties.

Our gross margin percentage decreased 10 basis points from fiscal 2011 to 42.0% largely due to a shift in our sales mix that was comprised of less high margin OEM deduplication software revenue and royalty revenue than the prior year, mostly offset by decreased intangible amortization.

Operating expenses increased $11.9 million, or 5%, primarily due to increased sales and marketing expenses, largely due to growing our branded sales force to increase branded revenue and expand our position with existing and new channel partners to drive future growth. We had $5.2 million in income from operations in fiscal 2012, down from $24.7 million in fiscal 2011.

Interest expense decreased in fiscal 2012 largely due to a decrease in average interest rates from refinancing subordinated term debt in fiscal 2011. In addition during fiscal 2012, we refinanced our senior secured term debt with a revolving credit facility with terms that are financially more beneficial and provide additional flexibility to run our business. During fiscal 2012, we paid $104.3 million in principal to fully repay the senior secured term debt and borrowed $49.5 million on a new revolving credit line. We continued to generate cash from operating activities, with $45.7 million in fiscal 2012 compared to $52.3 million in fiscal 2011.

RESULTS OF OPERATIONS FOR FISCAL 2012, 2011 AND 2010

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Product revenue	$451,340	69.2%	$456,903	68.0%	$456,101	66.9%	$(5,563)	(1.2)%	$802	0.2%
Service revenue	144,364	22.1%	151,095	22.5%	156,477	23.0%	(6,731)	(4.5)%	(5,382)	(3.4)%
Royalty revenue	56,666	8.7%	64,272	9.5%	68,849	10.1%	(7,606)	(11.8)%	(4,577)	(6.6)%
Total revenue	$652,370	100.0%	$672,270	100.0%	$681,427	100.0%	$(19,900)	(3.0)%	$(9,157)	(1.3)%

Total revenue decreased in fiscal 2012 compared to fiscal 2011 primarily due to expected reductions in OEM and royalty revenue. The largest decreases in OEM revenue were from lower deduplication software, tape automation products, devices and service revenue. Partially offsetting these decreases were increased sales of branded disk systems and software solutions in fiscal 2012.

Total revenue decreased in fiscal 2011 compared to fiscal 2010 primarily due to expected reductions in OEM, service and royalty revenue. We had a slight increase in product revenue in fiscal 2011 primarily due to increased sales of disk systems and software solutions revenue, largely offset by expected reductions in OEM devices and media revenue from a number of devices reaching end of life and expected decreases in OEM tape automation systems revenue.

Product Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Disk systems and software solutions	$119,044	18.2%	$110,678	16.5%	$83,508	12.3%	$8,366	7.6%	$27,170	32.5%
Tape automation systems	245,030	37.6%	254,153	37.8%	263,977	38.7%	(9,123)	(3.6)%	(9,824)	(3.7)%
Devices and media	87,266	13.4%	92,072	13.7%	108,616	15.9%	(4,806)	(5.2)%	(16,544)	(15.2)%
Total product revenue	$451,340	69.2%	$456,903	68.0%	$456,101	66.9%	$(5,563)	(1.2)%	$802	0.2%

Fiscal 2012 Compared to Fiscal 2011

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased slightly from fiscal 2011, primarily due to decreased sales of tape automation systems and devices and media, mostly offset by increased revenue from disk systems and software solutions. Revenue from sales of branded products increased 3% in fiscal 2012 compared to fiscal 2011 primarily due to increased sales of disk systems and software solutions.

A primary goal for fiscal 2012 was to grow revenue from disk systems and software solutions. We introduced new disk products, a new product line of StorNext appliances and released upgrades to both disk systems and to software solutions in fiscal 2012, all of which contributed to fiscal 2012 revenue. We continued our efforts to expand engagement with our channel partners to increase sales of disk systems and software solutions. Revenue from disk systems and software solutions increased 8% to $119.0 million in fiscal 2012 compared to fiscal 2011, primarily due to increased midrange disk product sales followed by the addition of StorNext appliances. Midrange disk systems revenue increases were primarily due to the addition of revenue from our DXi6701 and DXi6702 products. Tempering these increases was an expected decrease in OEM deduplication software revenue due to our primary OEM deduplication software customer becoming a competitor in fiscal 2010 and revenue recognized in accordance with contractual requirements in fiscal 2011 that was not repeated.

Tape automation systems sales decreased $9.1 million, or 4%, in fiscal 2012 compared to fiscal 2011. This decrease was primarily due to expected declines in OEM revenue, followed by decreased branded enterprise and entry-level tape automation systems revenue.

Product revenue from devices, including tape drives and removable hard drives, and non-royalty media sales decreased 5% to $87.3 million primarily due to anticipated decreases in sales of older branded and OEM device technologies that reached, or are nearing, end of life. Largely offsetting the decrease was an increase in branded media revenue primarily due to the events in Japan in March 2011 and resulting concern of shortages and supply disruption in the market. We continue to be strategic with media sales and have chosen to not pursue opportunities that do not provide sufficient margins.

Fiscal 2011 Compared to Fiscal 2010

Product revenue in fiscal 2011 increased slightly from fiscal 2010, primarily due to increased sales of disk systems and software solutions, mostly offset by anticipated decreases in devices and media and tape automation systems. Revenue from sales of branded products increased 7% in fiscal 2011 compared to fiscal 2010 also primarily due to increased sales of disk systems and software solutions.

A primary goal for fiscal 2011 was to grow revenue from disk systems and software solutions. We introduced new disk products and upgrades to both disk systems and to software solutions in fiscal 2011, and we also worked to expand engagement with our channel partners to increase sales of disk systems and software solutions. Revenue from disk systems and software solutions increased 33% to $110.7 million in fiscal 2011 compared to fiscal 2010, primarily due to increased midrange disk product sales. Midrange disk systems revenue nearly tripled from fiscal 2010 primarily due to the addition of revenue from our DXi6700 product family and increased sales of the DXi6500 product family. In addition, StorNext software revenue also continued to increase compared to prior years. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in fiscal 2011 compared to fiscal 2010.

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

Product revenue from devices and non-royalty media sales decreased 15% to $92.1 million primarily due to anticipated decreases in sales of older OEM device technologies that reached, or are nearing, end of life. We continued to be strategic with media sales in fiscal 2011 and chose to not pursue opportunities that would not provide sufficient margins. Media revenues were approximately the same as fiscal 2010.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased 4% to $144.4 million in fiscal 2012 compared to fiscal 2011 primarily due to lower hardware service contract revenues from end of service life on higher revenue service contracts for certain legacy branded tape automation products and to a lesser extent from decreased OEM product repair services. Service contracts on certain newer technology branded products provide lower revenue than service contracts on older technology branded products nearing end of service life. OEM service revenue decreases are primarily due to a number of our device products that reached end of service life in fiscal 2011 and fiscal 2012.

Service revenue decreased 3% to $151.1 million in fiscal 2011 compared to fiscal 2010 primarily due to planned decreases in OEM product repair services and, to a lesser extent, reduced hardware service contracts from our OEM customers. OEM service revenue decreases are due to many of our device products that reached, or are nearing, end of service life. Service revenue from our branded products was approximately the same as fiscal 2010.

Royalty Revenue

Royalty revenue declined 12%, or $7.6 million, in fiscal 2012 and decreased 7%, or $4.6 million, in fiscal 2011 primarily due to expected decreases of maturing DLT media unit sales by media licensees in both fiscal years. Royalties from LTO media decreased 4% in fiscal 2012 primarily due to decreased LTO media unit sales by media licensees. In fiscal 2011, the DLT royalty decrease was partially offset by increased royalties from LTO media.

Gross Margin

	For the year ended March 31,								Change
(dollars in thousands)	2012			2011			2010		2012 vs. 2011		2011 vs. 2010
	Margin		Margin Rate	Margin		Margin Rate	Margin	Margin Rate
Product gross margin	$160,964		35.7%	$162,528		35.6%	$155,533	34.1%	$(1,564)	(1.0)%	$6,995	4.5%
Service gross margin	55,905		38.7%	56,784		37.6%	55,655	35.6%	(879)	(1.5)%	1,129	2.0%
Royalty gross margin	56,666		100.0%	64,272		100.0%	68,849	100.0%	(7,606)	(11.8)%	(4,577)	(6.6)%
Gross margin	$273,835	*	42.0%	$282,982	*	42.1%	$280,037	41.1%	$(9,147)	(3.2)%	$2,945	1.1%

* Fiscal 2012 total gross margin includes a $0.3 million restructuring benefit related to cost of revenue and fiscal 2011 total gross margin includes $0.6 million of restructuring charges related to cost of revenue.

Fiscal 2012 Compared to Fiscal 2011

The 10 basis point decrease in gross margin percentage in fiscal 2012 compared to fiscal 2011 was due to largely offsetting factors. Gross margin decreased due to less high margin revenue in our product mix, largely from decreased OEM deduplication software revenue and royalty revenue. Both OEM deduplication software and royalty revenue provide among the highest margins of our portfolio. Gross margin was favorably impacted by lower intangible amortization from certain intangibles becoming fully amortized in fiscal 2011 and fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

The 100 basis point increase in gross margin percentage in fiscal 2011 compared to fiscal 2010 was largely due to lower intangible amortization from certain intangibles becoming fully amortized in the first half of fiscal 2011. In addition, gross margin was favorably impacted by the continued shift in sales mix toward higher margin products and services. Product sales through our branded channels comprised a higher percentage of non-royalty revenue in fiscal 2011 than fiscal 2010. Branded sales comprised 79% of non-royalty revenue in fiscal 2011, compared to 74% for fiscal 2010. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, as noted above, OEM deduplication software revenue provides one of our highest product margins. Contributing to the change in our revenue mix in fiscal 2011 was our emphasis on sales growth of our disk systems and software solutions which increased to 17% of revenue in fiscal 2011 compared to 12% of revenue in the prior year. The gross margin percentage increase was tempered by the $4.6 million decrease in royalty revenue.

Product Gross Margin

Fiscal 2012 Compared to Fiscal 2011

Product gross margin dollars decreased 1% in fiscal 2012 compared to fiscal 2011 primarily due to the 1% decrease in product revenue. However, product gross margin percentage improved slightly from fiscal 2011. The product gross margin increase was primarily due to a $7.1 million decrease in intangible amortization in fiscal 2012, mostly offset by the decrease in high margin OEM deduplication software revenue compared to fiscal 2011.

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

Service Gross Margin

Fiscal 2012 Compared to Fiscal 2011

Service gross margin dollars decreased $0.9 million, or approximately 2%, in fiscal 2012 compared to fiscal 2011. Our service gross margin percentage increased 110 basis points to 38.7% in fiscal 2012, largely due to decreased external provider expenses and inventory allowance expense. External service provider expense decreased due to a combination of bringing repair of additional product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers in fiscal 2012. We had higher inventory allowance expense in fiscal 2011 due to end of service life plans for several products. In addition, we had a change in the mix of services for OEM repairs and for our branded products under contract. Our service activities for fiscal 2012 reflected a greater proportion of revenue from branded products under contract, which have relatively higher margins than margins for OEM repair services.

Fiscal 2011 Compared to Fiscal 2010

Service gross margin dollars increased $1.1 million, or approximately 2%, despite a 3% reduction in service revenue in fiscal 2011 compared to the prior year. Additionally, our service gross margin percentage increased 200 basis points to 37.6% in fiscal 2011 from 35.6% in fiscal 2010, primarily due to expense reductions in our service delivery model. In addition, branded service revenue comprised a larger proportion of service revenue in fiscal 2011 than in fiscal 2010 primarily due to declines in repairs for OEM customers. We reduced expense in our service delivery model by repairing certain product lines in our facilities at a lower cost in fiscal 2011 than we incurred with external service providers in prior years.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Research and development	$74,365	11.4%	$73,008	10.9%	$69,949	10.3%	$1,357	1.9%	$3,059	4.4%

Fiscal 2012 Compared to Fiscal 2011

The increase in research and development expenses for fiscal 2012 was primarily due to a $1.7 million increase in salaries and benefits from investment in our disk systems software and hardware and our virtual systems engineering teams to support new product development efforts. Partially offsetting this increase was a $0.5 million decrease in travel expenses compared to the prior year.

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

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Sales and marketing	$130,938	20.1%	$122,768	18.3%	$114,612	16.8%	$8,170	6.7%	$8,156	7.1%

Fiscal 2012 Compared to Fiscal 2011

Sales and marketing expenses increased in fiscal 2012 primarily due to a $7.2 million increase in salaries and benefits, including commissions. Commissions increased due to increased branded product revenue and salaries and benefits increased largely due to growing our branded sales force. In addition, travel expenses increased $1.0 million due in part to increased airfare and fuel costs, incremental travel by our sales engineers to support customer sales and increased travel for sales training events to expand our position with existing and new channel partners to drive future growth.

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

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
General and administrative	$62,910	9.6%	$59,460	8.8%	$61,372	9.0%	$3,450	5.8%	$(1,912)	(3.1)%

Fiscal 2012 Compared to Fiscal 2011

The increase in general and administrative expenses was primarily due to a $2.2 million increase in salaries and benefits primarily from increased stock compensation expense due to equity grants related to promotions and merit increases. In addition, we had $1.4 million in credits in fiscal 2011 primarily due to accounts receivable recoveries and a litigation settlement that were not repeated.

We may incur higher than typical legal costs in fiscal 2013 to defend ourselves while a patent infringement lawsuit brought by Compression Technology Solutions LLC (“CTS”) is ongoing. The CTS lawsuit is discussed in more detail in Note 13 “Commitments and Contingencies” under Legal Proceedings. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Fiscal 2011 Compared to Fiscal 2010

The decrease in general and administrative expenses was primarily due to a $1.0 million decrease in net VAT expense primarily due to provisions for VAT audits during fiscal 2010 that were not repeated in fiscal 2011. In addition, we had a $0.8 million decrease in legal expenses compared to fiscal 2010.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Restructuring charges (benefit) related to cost of revenue	$(300)	0.0%	$602	0.1%	$—	—%	$(902)	(149.8)%	$602	n/a
Restructuring charges in operating expenses	1,930	0.3%	3,042	0.5%	4,795	0.7%	(1,112)	(36.6)%	(1,753)	(36.6)%
Total restructuring charges	$1,630	0.2%	$3,644	0.5%	$4,795	0.7%	$(2,014)	(55.3)%	$(1,151)	(24.0)%

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2011 and 2012, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. In fiscal 2010, restructuring actions to consolidate operations supporting our business were primarily in response to the global recession. For additional information and disclosure of restructuring charges refer to Note 8 “Restructuring Charges” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Fiscal 2012 Compared to Fiscal 2011

The decrease in restructuring charges in fiscal 2012 was due to a $2.0 million decrease in severance charges due to fewer positions eliminated during the year as a result of strategic management decisions and a $0.9 million decrease in restructuring charges related to cost of revenue due to lower actual costs than estimated to exit a supplier relationship. Partially offsetting these decreases was a $0.9 million increase in facility restructuring charges due to negotiating a $0.3 million settlement for a lease liability on a vacated facility in India in fiscal 2012 and $0.6 million in credits in fiscal 2011 primarily due to negotiating settlements for lease liabilities for amounts lower than the outstanding lease contracts.

Fiscal 2011 Compared to Fiscal 2010

The decrease in restructuring charges in fiscal 2011 was primarily due to a $5.3 million decrease in facility restructuring charges from vacating and accruing the remaining contractual lease payments on four facilities in fiscal 2010 as well as negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts in fiscal 2011. Partially offsetting this decrease was a $3.0 million increase in severance and benefits expense as a result of strategic management decisions to consolidate operations supporting our business in fiscal 2011. The restructuring charges related to cost of revenue were costs from exiting a supplier relationship in fiscal 2011.

Gain on Sale of Patents

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Gain on sale of patents	$1,500	0.2%	$—	—%	$—	—%	$1,500	n/a	$—	—%

During fiscal 2012, we had a $1.5 million gain on the sale of patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Other Income and Expense

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Other income and (expense)	$(118)	0.0%	$1,199	0.2%	$1,255	0.2%	$(1,317)	(109.8)%	$(56)	(4.5)%

Fiscal 2012 Compared to Fiscal 2011

Other income and expense decreased primarily due to a $1.6 million net decrease in investment gains from fiscal 2011, largely due to gains from private technology venture limited partnerships that were not repeated. In addition, we had a $0.4 million net increase in foreign exchange losses primarily due to the U.S. dollar strengthening against the euro in fiscal 2012. These were partially offset by $0.9 million in fees for an amendment to our senior secured credit agreement in fiscal 2011 that were not repeated.

Fiscal 2011 Compared to Fiscal 2010

Other income and expense was relatively unchanged in fiscal 2011 compared to fiscal 2010 from the net result of offsetting changes. We had a $1.2 million decrease from fair value gains on an interest rate collar in fiscal 2010 that expired in fiscal 2010 and $0.9 million in fees for an amendment to our senior secured credit agreement in fiscal 2011. These were offset by a $0.9 million net increase in foreign exchange gains primarily due to the U.S. dollar weakening against the Australian dollar and the euro in fiscal 2011 compared to fiscal 2010 and a net increase of $0.9 million in investment gains on private technology venture limited partnerships.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of		% of		% of
		revenue		revenue		revenue
Interest expense	$10,686	1.6%	$20,163	3.0%	$25,515	3.7%	$(9,477)	(47.0)%	$(5,352)	(21.0)%

Fiscal 2012 Compared to Fiscal 2011

Interest expense decreased in fiscal 2012 compared to fiscal 2011 primarily due to decreased average interest rates from refinancing subordinated term debt that had a 12% interest rate with 3.5% convertible subordinated notes issued in November 2010. In addition, we had a lower senior secured term debt balance in fiscal 2012 than fiscal 2011 which also contributed to decreased interest expense.

Fiscal 2011 Compared to Fiscal 2010

Interest expense decreased in fiscal 2011 compared to fiscal 2010 primarily due to decreased average interest rates from refinancing subordinated term debt with 3.5% convertible subordinated notes issued in November 2010. In addition, we reduced our outstanding senior secured term debt balance by $81.7 million and this term debt had lower interest rates compared to fiscal 2010, both of which contributed to decreased interest expense.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 7 “Long-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements.

Gain (Loss) on Debt Extinguishment, Net

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of revenue		% of revenue		% of revenue
Gain (loss) on debt extinguishment, net	$(2,310)	(0.4)%	$(1,186)	(0.2)%	$12,859	1.9%	$(1,124)	(94.8)%	$(14,045)	(109.2)%

During the fourth quarter of fiscal 2012, we fully repaid our senior secured term loan with Credit Suisse using cash on hand and borrowings of $49.5 million from a new credit facility with Wells Fargo. In connection with this debt extinguishment, we wrote off $2.3 million of unamortized debt costs related to the Credit Suisse credit agreement.

During the third quarter of fiscal 2011, we fully repaid outstanding subordinated term loans by issuing $135 million aggregate principal of 3.50% convertible subordinated notes. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to the subordinated term loans.

During fiscal 2010, we refinanced $137.9 million aggregate principal amount of our outstanding 4.75% convertible subordinated debt, consisting of $87.2 million through a tender offer and $50.7 million in a private transaction. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of a gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
		% of pre-tax loss		% of pre-tax income		% of pre-tax income
Income tax provision	$887	(11.2)%	$13	0.3%	$1,274	7.1%	$874	n/m	$(1,261)	(99.0)%

The $0.9 million increase in tax expense in fiscal 2012 compared to fiscal 2011 was primarily due to the release in fiscal 2011 of $0.9 million in tax liabilities in foreign jurisdictions that were not repeated. The $1.3 million decrease in tax expense in fiscal 2011 compared to fiscal 2010 was primarily due to the release of $0.9 million in tax liabilities in foreign jurisdictions in fiscal 2011. Tax expense in fiscal 2012 and fiscal 2010 was primarily comprised of foreign income taxes and state taxes. Tax expense in fiscal 2011 was primarily comprised of foreign income taxes and state taxes, offset by the release of tax liabilities in foreign jurisdictions due to a favorable settlement and expiration of statutes of limitation.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Cost of revenue	$7,583	$14,662	$22,069	$(7,079)	(48.3)%	$(7,407)	(33.6)%
Research and development	—	200	400	(200)	(100.0)%	(200)	(50.0)%
Sales and marketing	13,128	13,419	13,575	(291)	(2.2)%	(156)	(1.2)%
General and administrative	32	100	100	(68)	(68.0)%	—	—%
	$20,743	$28,381	$36,144	$(7,638)	(26.9)%	$(7,763)	(21.5)%

The decreased intangible asset amortization in fiscal 2012 and 2011 compared to the respective prior years was due to certain intangible assets becoming fully amortized. Refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Cost of revenue	$2,203	$1,768	$1,366	$435	24.6%	$402	29.4%
Research and development	3,250	2,486	2,373	764	30.7%	113	4.8%
Sales and marketing	4,048	3,121	2,581	927	29.7%	540	20.9%
General and administrative	4,236	3,046	3,469	1,190	39.1%	(423)	(12.2)%
	$13,737	$10,421	$9,789	$3,316	31.8%	$632	6.5%

The increase in share-based compensation expense in fiscal 2012 compared to fiscal 2011 was primarily due to a $3.7 million increase in expense related to restricted stock units due to more restricted stock units granted for employee performance merit increases at a higher grant-date stock price in fiscal 2012 than fiscal 2011. In addition we had a $0.6 million increase in expense related to the employee stock purchase plan (“ESPP”) due to increased participation in fiscal 2012. This was partially offset by a $1.0 million decrease in expense related to options due to more options vesting in fiscal 2012 than were replaced by new option grants.

The increase in share-based compensation expense in fiscal 2011 compared to fiscal 2010 was primarily due to the reinstatement of the ESPP in January 2010. Share-based compensation expense related to the ESPP increased $1.2 million in fiscal 2011 compared to fiscal 2010 due to the cancellation of the ESPP for the majority of fiscal 2010. The increase was partially offset by a $0.5 million decrease in expense related to our restricted stock units as more restricted stock vested in fiscal 2011 than was replaced by new restricted stock unit grants.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2012	2011	2010
Cash and cash equivalents	$51,261	$76,010	$114,947
Net income (loss)	(8,809)	4,541	16,634
Net cash provided by operating activities	45,660	52,327	100,164
Net cash used in investing activities	(21,974)	(10,103)	(8,541)
Net cash used in financing activities	(48,353)	(81,286)	(62,398)

Fiscal 2012

The $54.5 million difference between reported net loss and cash provided by operating activities in fiscal 2012 was primarily due to $60.4 million of non-cash expenses, including $23.1 million in amortization, $13.7 million in share-based compensation, $11.8 million in depreciation and $10.7 million in service parts lower of cost or market adjustment. In addition, we had an $8.1 million increase in deferred revenue primarily due to increased sales of service contracts. Partially offsetting these was a $21.4 million use of cash from increased manufacturing inventories primarily due to purchasing materials to build and configure new products and securing hard disk drives in light of supply constraints from flooding in Thailand earlier in the fiscal year.

Cash used in investing activities during fiscal 2012 was primarily due to $11.4 million in purchases of property and equipment and $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash used in financing activities during fiscal 2012 was primarily due to net debt repayments of $55.8 million, including $104.3 million to fully repay our senior secured term debt. We refinanced a portion of the senior secured term debt with a new revolving credit facility in fiscal 2012. This refinancing is described in more detail below in Capital Resources and Financial Condition. Partially offsetting cash used in financing activities was $10.4 million in proceeds received from the exercise of stock options and issuance of shares under the employee stock purchase plan.

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

Cash used in financing activities during fiscal 2011 was primarily due to net debt repayments of $95.5 million, including $81.7 million of principal on our senior secured term debt. We refinanced subordinated term loans with 3.50% convertible subordinated debt in fiscal 2011, and the repayment of this long-term debt was offset by borrowings of convertible subordinated debt, net. For additional information regarding this refinancing, see Note 7 “Long-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements. In addition, we received $16.5 million from the issuance of common stock.

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

Cash used in financing activities during fiscal 2010 was primarily due to repaying $61.9 million of our senior secured term debt. We refinanced a majority of our 4.375% convertible subordinated debt during the first half of fiscal 2010, and repayments of these notes were offset by borrowings of long-term debt, net, under two subordinated term loan agreements.

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates. For additional information, see Note 7 “Long-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements.

On March 29, 2012, we refinanced the senior secured credit agreement with Credit Suisse (“CS credit agreement”) by entering into a senior secured credit agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) providing a revolving credit facility up to $75 million (“WF credit agreement”). The WF credit agreement matures March 29, 2017, or August 16, 2015 if our convertible subordinated notes remain outstanding on that date. We borrowed $49.5 million on March 29, 2012 to repay all borrowings under the CS credit agreement.

Under the WF credit agreement, we may borrow on a revolving basis amounts to be used to refinance all debts under our CS credit agreement as well as for general purposes. The maximum principal amount that may be borrowed is the lesser of $75 million, reduced by $1.0 million per quarter commencing July 1, 2012, or the amount of the monthly borrowing base. The monthly borrowing base is comprised of a cash component, an accounts receivable component and an inventory component. We may prepay all or a portion of any amounts borrowed without penalty or premium.

The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement.

At March 31, 2012, we had $49.5 million outstanding borrowings at an interest rate of 4.50%, and subsequently elected the LIBOR rate plus applicable margin on April 5, 2012, bringing the interest rate to 2.72%. In addition, we have letters of credit totaling $0.1 million, reducing the amount available to borrow on the revolver to $25.4 million at March 31, 2012. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.

The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants that require the fixed charge coverage ratio to be greater than 1.20 for the 12 month period ending on the last day of any month and average liquidity for the most recently completed month of at least $15 million during the period commencing on March 29, 2012 and ending on September 30, 2012, increasing to $20 million on October 1, 2012. In addition, to avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain average liquidity of at least $20 million during the period commencing on March 29, 2012 and ending on September 30, 2012, increasing to $25 million on October 1, 2012. There is also a blanket lien on all of our assets under a security agreement with Wells Fargo. As of March 31, 2012, we were in compliance with all covenants.

In addition we have $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 outstanding, the terms of which are governed by an agreement between Quantum and U.S. Bank National Association. We are required to make semi-annual interest payments on these notes.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of the recession and slow economic recovery and their impact on the data protection and big data and archive markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of Wells Fargo to do any of the following:
  Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line, or
  Approve any amendments to the credit agreement we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at March 31, 2012, this would mean $49.5 million could become immediately payable.

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

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier of any reduction or product mix shift in the forecast relative to materials that the supplier had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2012, we had issued non-cancelable purchase commitments for $34.3 million to purchase inventory from our suppliers.

Stock Repurchases

As of March 31, 2012, there was $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2012, 2011 and 2010. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the WF credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$4,725	$9,450	$139,725	$—	$153,900
Long-term debt	1,346	2,692	52,186	—	56,224
Purchase obligations	34,259	—	—	—	34,259
Operating leases	12,285	19,150	12,524	18,411	62,370
Total contractual cash obligations	$52,615	$31,292	$204,435	$18,411	$306,753

The contractual commitments shown above include $25.6 million in interest payments on our various debt obligations based on current interest rates. The interest rate on the long-term debt can vary over the term of the loan.

As of March 31, 2012, we had $5.2 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.

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

Fair Value of Assets Acquired and Liabilities Assumed in a Business Combination

We use judgment when applying the various accounting principles to measure the fair value of assets acquired and liabilities assumed in a business combination. There are matters that are inherently uncertain when making estimates used to determine fair value where there are not active markets for these assets and liabilities. In addition, different estimates reasonably could be used and changes in the estimate that are reasonably possible could materially impact the resulting valuation and the financial statements. For example, judgments have been required to determine fair values of amortizable intangible assets, in-process research and development and the resulting amount of goodwill. Significant estimates and assumptions we make to estimate fair value of these acquired assets include:

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

In addition, the estimated future life of purchased technology intangibles impacts future financial statements. We believe the assumptions and estimates used and the resulting fair values are reasonable.

Impairment of Long-lived Assets and Goodwill

We apply judgment when reviewing amortizable intangible and other long-lived assets (“long-lived assets”) and goodwill for impairment, including when evaluating potential impairment indicators. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets or goodwill, changes in our stock price and resulting market capitalization relative to book value, changes in our business strategy, product mix or to the long-term economic outlook, decreases or slower than expected growth in sales of products, relative weakness in customer channels and, in the case of goodwill, testing long-lived assets for recoverability.

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

During fiscal 2012, we early adopted the accounting guidance that allows entities to perform a qualitative assessment to determine whether a quantitative goodwill impairment calculation is necessary. As a result, we may perform a qualitative test, a quantitative test, or both for the annual goodwill impairment assessment. For our annual goodwill impairment testing, or if a goodwill impairment indicator exists in an interim period, we compare the fair value of the company to its carrying value. Estimates to determine the fair value of the company require significant judgment. If the results indicate our fair value is less than our carrying value then a second step must be performed to quantify the amount of goodwill impairment, requiring additional assumptions and judgments.

The following assumptions and estimates may be used by management when the income approach is used in the second step of a goodwill impairment test. We derive discounted cash flows using estimates and assumptions about the future. Other significant assumptions may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. Inherent in our development of cash flow projections for the income approach used in an impairment test are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also make certain assumptions about future economic conditions, applicable interest rates and other market data.

Accrued Warranty

We estimate future product failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical return rates are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rates. When actual failure rates differ significantly from our estimates, we record the impact in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments are exposed to changes in market interest rates.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on our borrowings under the WF credit agreement and affected interest expense on borrowings under the CS credit agreement while outstanding. Our outstanding convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds at March 31, 2012 and 2011. During fiscal 2012 and fiscal 2011, interest rates on these funds were under 1.0%. A hypothetical decrease in interest rates would have caused an immaterial decrease in interest income for fiscal 2012 and fiscal 2011.

Interest accrued on our CS credit agreement at our option, based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Interest rate on amounts borrowed on our WF credit agreement is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.2 million and $0.4 million for fiscal 2012 and 2011, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 14, 2012

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$51,261	$76,010
Restricted cash	4,230	1,863
Accounts receivable, net of allowance for doubtful accounts of $217 and $403, respectively	110,840	114,969
Manufacturing inventories	61,111	48,131
Service parts inventories	39,050	45,036
Deferred income taxes	5,295	6,271
Other current assets	9,434	11,274
Total current assets	281,221	303,554
Long-term assets:
Property and equipment, less accumulated depreciation	25,440	24,980
Amortizable intangible assets, less accumulated amortization	25,763	44,711
In-process research and development	349	—
Goodwill	55,613	46,770
Other long-term assets	6,962	10,950
Total long-term assets	114,127	127,411
	$395,348	$430,965
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56,304	$52,203
Accrued warranty	7,586	7,034
Deferred revenue, current	93,441	87,488
Current portion of long-term debt	—	1,067
Accrued restructuring charges	1,752	4,028
Accrued compensation	31,971	31,249
Income taxes payable	1,133	1,172
Other accrued liabilities	17,866	21,418
Total current liabilities	210,053	205,659
Long-term liabilities:
Deferred revenue, long-term	36,430	34,281
Deferred income taxes	4,564	6,820
Long-term debt	49,495	103,267
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	6,486	7,049
Total long-term liabilities	231,975	286,417
Commitments and contingencies
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2012 and March 31, 2011	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 236,402 and 227,311 shares issued and outstanding as of March 31, 2012 and 2011, respectively	2,364	2,273
Capital in excess of par value	409,770	385,911
Accumulated deficit	(465,397)	(456,588)
Accumulated other comprehensive income	6,583	7,293
Stockholders’ deficit	(46,680)	(61,111)
	$395,348	$430,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2012	2011	2010
Product revenue	$451,340	$456,903	$456,101
Service revenue	144,364	151,095	156,477
Royalty revenue	56,666	64,272	68,849
Total revenue	652,370	672,270	681,427
Product cost of revenue	290,376	294,375	300,568
Service cost of revenue	88,459	94,311	100,822
Restructuring charges (benefit) related to cost of revenue	(300)	602	—
Total cost of revenue	378,535	389,288	401,390
Gross margin	273,835	282,982	280,037
Operating expenses:
Research and development	74,365	73,008	69,949
Sales and marketing	130,938	122,768	114,612
General and administrative	62,910	59,460	61,372
Restructuring charges	1,930	3,042	4,795
Total operating expenses	270,143	258,278	250,728
Gain on sale of patents	1,500	—	—
Income from operations	5,192	24,704	29,309
Other income and expense	(118)	1,199	1,255
Interest expense	(10,686)	(20,163)	(25,515)
Gain (loss) on debt extinguishment, net of costs	(2,310)	(1,186)	12,859
Income (loss) before income taxes	(7,922)	4,554	17,908
Income tax provision	887	13	1,274
Net income (loss)	$(8,809)	$4,541	$16,634
Net income (loss) per share:
Basic	$(0.04)	$0.02	$0.08
Diluted	(0.04)	0.02	0.02

Weighted average shares:
Basic	232,599	220,888	212,672
Diluted	232,599	229,738	223,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended March 31,
	2012	2011	2010
Net income (loss)	$(8,809)	$4,541	$16,634
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(513)	1,083	459
Net unrealized gain (loss) on revaluation of long-term intercompany balances, net of taxes of $(52), $(37) and $10, respectively	(197)	(139)	38
Total other comprehensive income (loss)	(710)	944	497
Total comprehensive income (loss)	$(9,519)	$5,485	$17,131

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(8,809)	$4,541	$16,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,774	11,657	12,098
Amortization	23,101	30,304	38,461
Service parts lower of cost or market adjustment	10,736	13,796	11,424
(Gain) loss on debt extinguishment	2,310	1,186	(15,613)
Deferred income taxes	(1,280)	(184)	(466)
Share-based compensation	13,737	10,421	9,789
Other non-cash writeoffs	—	302	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,134	(14,935)	4,454
Manufacturing inventories	(21,373)	(1,460)	2,328
Service parts inventories	3,642	1,955	3,217
Accounts payable	4,107	(1,466)	11,495
Accrued warranty	552	1,150	(5,268)
Deferred revenue	8,073	(3,876)	9,484
Accrued restructuring charges	(2,284)	227	(917)
Accrued compensation	810	(302)	3,824
Income taxes payable	12	(1,454)	(2,239)
Other assets and liabilities	(3,582)	465	1,459
Net cash provided by operating activities	45,660	52,327	100,164
Cash flows from investing activities:
Purchases of property and equipment	(11,414)	(12,339)	(8,595)
(Increase) decrease in restricted cash	(2,505)	32	(112)
Return of principal from other investments	97	2,204	166
Payment for business acquisition, net of cash acquired	(8,152)	—	—
Net cash used in investing activities	(21,974)	(10,103)	(8,541)
Cash flows from financing activities:
Borrowings of long-term debt, net	48,535	—	120,042
Repayments of long-term debt	(104,334)	(203,449)	(61,934)
Borrowings of convertible subordinated debt, net	—	130,022	—
Repayments of convertible subordinated debt	—	(22,099)	(122,288)
Payment of taxes due upon vesting of restricted stock	(2,944)	(2,307)	(1,069)
Proceeds from issuance of common stock	10,390	16,547	2,851
Net cash used in financing activities	(48,353)	(81,286)	(62,398)
Effect of exchange rate changes on cash and cash equivalents	(82)	125	190
Net increase (decrease) in cash and cash equivalents	(24,749)	(38,937)	29,415
Cash and cash equivalents at beginning of period	76,010	114,947	85,532
Cash and cash equivalents at end of period	$51,261	$76,010	$114,947
Supplemental disclosure of cash flow information:
Fair value of common stock issued for business combination	$2,767	$—	$—
Purchases of property and equipment included in accounts payable	1,902	—	—
Cash paid during the year for:
Interest	8,266	16,478	24,781
Income taxes, net of refunds	1,857	1,868	1,856

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

					Accumulated
			Capital		Other
	Common Stock		in Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Deficit	Income	Total
Balances as of March 31, 2009	210,231	$2,102	$349,850	$(477,763)	$5,852	$(119,959)
Net income	—	—	—	16,634	—	16,634
Foreign currency translation adjustments	—	—	—	—	459	459
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $10	—	—	—	—	38	38
Shares issued under employee stock incentive plans, net	4,715	47	1,735	—	—	1,782
Share-based compensation expense	—	—	9,789	—	—	9,789
Balances as of March 31, 2010	214,946	2,149	361,374	(461,129)	6,349	(91,257)
Net income	—	—	—	4,541	—	4,541
Foreign currency translation adjustments	—	—	—	—	1,083	1,083
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(37)	—	—	—	—	(139)	(139)
Shares issued under employee stock purchase plan	3,234	32	3,912	—	—	3,944
Shares issued under employee stock incentive plans, net	9,131	92	10,204	—	—	10,296
Share-based compensation expense	—	—	10,421	—	—	10,421
Balances as of March 31, 2011	227,311	2,273	385,911	(456,588)	7,293	(61,111)
Net loss	—	—	—	(8,809)	—	(8,809)
Foreign currency translation adjustments	—	—	—	—	(513)	(513)
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(52)	—	—	—	—	(197)	(197)
Shares issued under employee stock purchase plan	3,036	31	5,012	—	—	5,043
Shares issued under employee stock incentive plans, net	5,084	51	2,352	—	—	2,403
Shares issued in connection with business acquisition	971	9	2,758	—	—	2,767
Share-based compensation expense	—	—	13,737	—	—	13,737
Balances as of March 31, 2012	236,402	$2,364	$409,770	$(465,397)	$6,583	$(46,680)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a global expert in data protection and big data management. We provide solutions for storing and protecting information in physical, virtual, cloud and big data environments that are designed to help customers be certain they are maximizing the value of their data over its entire lifecycle. With our solutions, customers can better adapt in a world of continuing change by keeping and protecting more data for a longer period of time while reducing costs and increasing return on investment. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. On June 13, 2011, we acquired Pancetera Software, Inc. (“Pancetera”), and Pancetera’s results of operations are included in our Consolidated Statements of Operations from that date. All intercompany accounts and transactions have been eliminated. The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in the current period to reflect this current information.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $20.3 million, $22.2 million and $26.1 million in fiscal 2012, 2011 and 2010, respectively.

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

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2012, 2011 and 2010 was $4.3 million, $5.0 million and $3.9 million, respectively.

Restructuring Charges

In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with strategic planning, certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

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

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are also reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense were a $0.1 million loss in fiscal 2012, a $0.3 million gain in fiscal 2011 and a $0.6 million loss in fiscal 2010.

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

We recognize interest and penalties related to uncertain tax positions in the income tax provision in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Cash Equivalents, Restricted Cash and Other Investments

We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost.

Restricted cash is comprised of bank guarantees and similar required minimum balances that serve as cash collateral in connection with various items including insurance requirements, value added taxes, ongoing tax audits and leases in certain countries.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and, for the majority of our customers, require no collateral. For customers that do not meet our credit standards, we often require a form of collateral, such as cash deposits or letters of credit prior to the completion of a transaction. These credit evaluations require significant judgment and are based on multiple sources of information. We analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectibility of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

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

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 1 to 3 years and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their fair value. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and we dispose of parts with a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Amortizable Intangible and Other Long-lived Assets

We review amortizable intangible and other long-lived assets (“long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The company operates as a single reporting unit for business and operating purposes, and our impairment evaluation also treats the company as a single reporting unit. Impairment indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changes in our stock price and resulting market capitalization relative to book value, downward revisions in our revenue outlook, decreases or slower than expected growth in sales of products and relative weakness in customer channels. If we indentify impairment indicators, we evaluate recoverability using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. If impairment is indicated, an impairment charge is recorded to write the long-lived assets down to their estimated fair value.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. During fiscal 2012, we early adopted the accounting guidance that allows entities to perform a qualitative assessment to determine whether a quantitative calculation is necessary. As a result, we may perform a qualitative test, a quantitative test, or both for the annual impairment assessment. Some of the impairment indicators we consider include changes in our stock price and resulting market capitalization relative to book value, changes in the business climate, business strategy or product mix, changes to the long-term economic outlook and testing long-lived assets for recoverability. We operate as a single reporting unit and consider the company as a whole when reviewing these factors. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value.

Accrued Warranty

We generally warrant our hardware products against defects for periods ranging from 1 to 3 years from the date of sale. Our tape automation systems and disk systems may carry service agreements with customers that choose to extend or upgrade the warranty service. We provide repair services from our facility in Colorado Springs, Colorado as well as multiple third party providers inside and outside of the U.S. We use a combination of internal resources and third party service providers to supply field service and support. We continue to evaluate repair sites, and any resulting actions taken may affect the future costs of repair. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, our accrued warranty estimate could change in the future.

Business Combinations

We allocate the purchase price paid to the assets acquired and liabilities assumed in a business combination at their estimated fair values as of the acquisition date. Any excess purchase price above the identified net tangible and intangible assets and assumed liabilities is allocated to goodwill. We consider fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate fair value using the fair value hierarchy for the tangible and intangible assets acquired as well as liabilities and contingencies assumed from the acquired company.

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

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2012 and 2011, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the Wells Fargo credit agreement (“WF credit agreement”).

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

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2012	2011
Money market funds	$37,776	$68,560

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets, in-process research and development (“IPR&D”) and goodwill. We did not record impairments to any non-financial assets in fiscal 2012 or fiscal 2011. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities were as follows (in thousands):

	As of March 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured revolving debt(1)	$49,495	$49,495	$—	$—
Senior secured term debt(2)	—	—	104,334	103,812
Convertible subordinated debt(3)	135,000	136,350	135,000	133,126
____________________
(1)	Fair value based on outstanding borrowings and market interest rates.
(2)	Fair value based on non-binding broker quotes using current market information.
(3)	Fair value based on quoted market prices.

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

Sales to our top five customers represented 34% of revenue in fiscal 2012 compared to 33% of revenue in fiscal 2011 and 37% of revenue in fiscal 2010. We had no customers that comprised 10% or greater of revenue in fiscal 2012. Sales to our largest customer, Dell Inc. (“Dell”), were 10% of revenue in fiscal 2011 compared to 13% of revenue in fiscal 2010.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2012, we adopted the goodwill impairment guidance for reporting units with zero or negative carrying amounts. Adoption of this standard did not have an impact on our financial position or results of operations.

In the first quarter of fiscal 2012, we adopted the guidance for disclosure of supplementary pro forma information for business combinations. Adoption of this standard did not have an impact on our financial position or results of operations, other than the additional disclosures included in the notes to the Consolidated Financial Statements.

In the fourth quarter of fiscal 2012, we early adopted the guidance regarding the presentation of other comprehensive income. We elected to present other comprehensive income in two separate but consecutive statements of net income and its components followed immediately by a statement of other comprehensive income (loss). Adoption of this standard did not have an impact on our financial position or results of operations, other than the additional statement in the Consolidated Financial Statements.

In the fourth quarter of fiscal 2012, we early adopted the guidance that allows entities to perform a qualitative assessment for step one goodwill impairment testing. Adoption of this standard did not have an impact on our financial position or results of operations.

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

NOTE 3: ACQUISITION

On June 13, 2011, in order to enhance our product offerings and technology portfolio we acquired Pancetera pursuant to a statutory merger in exchange for approximately $11.0 million, comprised of $8.2 million in cash and $2.8 million in Quantum common stock. We acquired all outstanding shares of Pancetera and assumed all of Pancetera’s outstanding unvested stock options according to the option exchange ratio defined in the merger agreement with Pancetera. We also assumed unvested restricted Pancetera common stock in accordance with the merger agreement. Pancetera’s results of operations are included in our Consolidated Statements of Operations and Cash Flows from the June 13, 2011 acquisition date.

The acquisition was recorded under the acquisition method of accounting, resulting in the purchase price being allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The allocation of assets acquired and liabilities assumed is set forth below (in thousands):

Current assets	$46
Property and equipment	37
Amortizable intangible assets	1,795
In-process research and development	349
Goodwill	8,843
Current liabilities	(116)
Total purchase price	$10,954

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Pancetera’s existing and future products. The fair value of current assets, property and equipment and current liabilities was based on market prices at the acquisition date. The fair value of amortizable intangible assets and IPR&D was based, in part, on a valuation using a discounted cash flow approach and other valuation techniques as well as management’s estimates and assumptions.

The amortizable intangible assets are all related to developed technology and are included in purchased technology within Note 5 “Intangible Assets and Goodwill.” Purchased technology, which comprises products that have reached technological feasibility, was primarily related to SmartRead®. SmartRead is patented technology, primarily comprised of a set of algorithms that reduce storage input-output when performing maintenance tasks such as backup, replication or migration of virtual machines. Pancetera products containing the SmartRead technology included SmartView TM and SmartMotion TM, which have been rebranded as vmPRO software solutions. Purchased technology intangible assets also include a combination of Pancetera processes, patents and trade secrets related to the design and development of these products. This proprietary know-how can be leveraged to develop new technology and improve our products. The SmartRead purchased technology intangible asset has an amortization period of four years.

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

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In addition, we incurred acquisition expenses of $0.3 million during fiscal 2012 which are included in general and administrative expense in our Consolidated Statements of Operations. The following unaudited supplemental pro forma information presents the combined results of operations of Quantum and Pancetera as if the acquisition had occurred as of the beginning of fiscal 2011 (in thousands):

	As of March 31
	2012	2011
Pro forma revenue	$652,404	$672,376
Pro forma net loss	(9,506)	(1,303)

NOTE 4: BALANCE SHEET DETAILS

Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31
	2012	2011
Cash	$17,715	$8,744
Certificates of deposit	—	569
Money market funds	37,776	68,560
	$55,491	$77,873

Manufacturing inventories consisted of (in thousands):

	As of March 31
	2012	2011
Finished goods	$22,122	$19,999
Work in process	5,781	7,385
Materials and purchased parts	33,208	20,747
	$61,111	$48,131

Service parts inventories consisted of (in thousands):

	As of March 31
	2012	2011
Finished goods	$19,202	$25,348
Component parts	19,848	19,688
	$39,050	$45,036

Property and equipment consisted of (in thousands):

	As of March 31
	2012	2011
Machinery and equipment	$162,182	$154,206
Furniture and fixtures	7,045	7,193
Leasehold improvements	23,348	22,563
	192,575	183,962
Less: accumulated depreciation	(167,135)	(158,982)
	$25,440	$24,980

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

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
  Our tape automation products, disk systems and software, in particular, have long development cycles; these products have experienced long product life cycles; and
  Our ability to leverage core technology into data protection and big data and archive solutions and, therefore, to extend the lives of these technologies.

Acquired IPR&D is amortized over its estimated useful life once technological feasibility is reached. If IPR&D is determined to not have technological feasibility or is abandoned, we write off the IPR&D in that period.

Following is the weighted average amortization period for our amortizable intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	6.0
Customer lists	7.1
All intangible assets	6.5

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010 follows (in thousands):

	For the year ended March 31,
	2012	2011	2010
Purchased technology	$7,583	$14,862	$22,469
Trademarks	700	810	810
Non-compete agreements	32	100	100
Customer lists	12,428	12,609	12,765
	$20,743	$28,381	$36,144

The following tables provide a summary of the carrying value of amortizable intangible assets (in thousands):

	As of March 31,
	2012			2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$182,922	$(176,893)	$6,029	$188,167	$(176,350)	$11,817
Trademarks	3,900	(3,656)	244	27,260	(26,316)	944
Non-compete agreements	—	—	—	500	(468)	32
Customer lists	106,419	(86,929)	19,490	106,419	(74,501)	31,918
	$293,241	$(267,478)	$25,763	$322,346	$(277,635)	$44,711

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2013	$13,283
Fiscal 2014	8,849
Fiscal 2015	3,541
Fiscal 2016	90
Total as of March 31, 2012	$25,763

We did not have impairment indicators for our long-lived assets in fiscal 2012, fiscal 2011 and fiscal 2010. In fiscal 2012, we wrote off $30.9 million of fully amortized intangible assets related to fiscal 2002 and 2003 acquisitions.

Goodwill

The following provides a summary of the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance March 31, 2010	$385,770	$(339,000)	$46,770
Fiscal 2011 activity	—	—	—
Balance March 31, 2011	385,770	(339,000)	46,770
Pancetera acquisition	8,843	—	8,843
Balance March 31, 2012	$394,613	$(339,000)	$55,613

Our annual impairment evaluation for goodwill in the fourth quarter of fiscal 2012 and fiscal 2011 did not indicate any impairment of our goodwill for fiscal 2012 or fiscal 2011.

NOTE 6: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2012	2011
Beginning balance	$7,034	$5,884
Additional warranties issued	9,973	11,049
Adjustments for warranties issued in prior fiscal years	1,956	2,610
Settlements	(11,377)	(12,509)
Ending balance	$7,586	$7,034

We warrant our products against defects for 1 to 3 years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs of repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

NOTE 7: LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED DEBT

Our debt consisted of the following (in thousands):

	As of March 31,
	2012	2011
Senior secured revolving debt	$49,495	$—
Senior secured term debt	—	104,334
Convertible subordinated debt	135,000	135,000
	$184,495	$239,334

Long-Term Debt

Wells Fargo Credit Agreement

On March 29, 2012, we refinanced the senior secured credit agreement with Credit Suisse (“CS credit agreement”) by entering into a senior secured credit agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) providing a revolving credit facility up to $75 million (“WF credit agreement”). The WF credit agreement matures March 29, 2017, or August 16, 2015 if our convertible subordinated notes remain outstanding on that date. We borrowed $49.5 million on March 29, 2012 to repay all borrowings under the CS credit agreement. Amounts borrowed are included in long-term debt on the Consolidated Balance Sheets. We incurred and capitalized $1.0 million of fees related to the WF credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the term of the WF credit agreement.

Under the WF credit agreement, we may borrow on a revolving basis amounts to be used to refinance all debts under our CS credit agreement as well as for general purposes. The maximum principal amount that may be borrowed is the lesser of $75 million, reduced by $1.0 million per quarter commencing July 1, 2012, or the amount of the monthly borrowing base. The monthly borrowing base is comprised of a cash component, an accounts receivable component and an inventory component. We may prepay all or a portion of any amounts borrowed without penalty or premium.

The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement.

At March 31, 2012, we had $49.5 million outstanding borrowings at an interest rate of 4.50%, and subsequently elected the LIBOR rate plus applicable margin on April 5, 2012, bringing the interest rate to 2.72%. In addition, we have letters of credit totaling $0.1 million, reducing the amounts available to borrow on the revolver to $25.4 million at March 31, 2012. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.

The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants that require the fixed charge coverage ratio to be greater than 1.20 for the 12 month period ending on the last day of any month and average liquidity for the most recently completed month of at least $15 million during the period commencing on March 29, 2012 and ending on September 30, 2012, increasing to $20 million on October 1, 2012. In addition, to avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain average liquidity of at least $20 million during the period commencing on March 29, 2012 and ending on September 30, 2012, increasing to $25 million on October 1, 2012. Both the fixed charge coverage ratio and average liquidity are defined in the WF credit agreement. There is also a blanket lien on all of our assets under a security agreement with Wells Fargo. As of March 31, 2012, we were in compliance with all covenants.

Credit Suisse Credit Agreement

On July 12, 2007, we refinanced a prior credit facility by entering into a senior secured credit agreement with Credit Suisse providing a $50 million revolving credit facility and a $400 million senior secured term loan. We borrowed $400 million on the term loan to repay all borrowings under a prior credit facility used to fund the Advanced Digital Information Corporation acquisition. We incurred and capitalized $8.1 million of loan fees related to the CS credit agreement which were included in other long-term assets in our Consolidated Balance Sheets. These fees were amortized to interest expense over the respective loan terms. Interest accrued on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. During fiscal 2011, we made principal payments of $81.7 million on the CS credit agreement term loan, and in fiscal 2012 we made principal payments of $104.3 million to fully extinguish the term loan and CS credit agreement.

Subordinated Term Loans

On November 15, 2010, we paid $121.7 million plus $1.8 million in accrued and unpaid interest to settle subordinated term loans with EMC International Company. As a result of the voluntary prepayment in full of these term loans, we have satisfied all of our obligations under these loans. We funded this payment using proceeds from the 3.50% convertible subordinated notes.

Convertible Subordinated Debt

Current Notes Issued November 2010

On November 15, 2010, we issued $135 million aggregate principal amount of the current notes due November 15, 2015 (“current notes”) with a conversion price of $4.33 per share of our common stock. We may not redeem the notes prior to their maturity date although investors may convert the current notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), the current notes have not been registered under the Securities Act. We pay 3.50% interest per annum on the principal amount of the current notes semi-annually on May 15 and November 15 of each year. The terms of the current notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The current notes are subordinated to any existing indebtedness and other liabilities.

We incurred and capitalized $5.0 million of loan fees in fiscal 2011 for the current notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the loan term.

4.375% Notes Issued July 2003

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem the 4.375% convertible subordinated notes outstanding at that date in accordance with the contractual terms at maturity. These notes matured August 1, 2010.

Gain (Loss) on Debt Extinguishment, Net of Costs

In fiscal 2012, in connection with fully extinguishing the CS term loan and credit agreement on March 29, 2012, we wrote off $2.3 million of unamortized debt costs related to the CS term loan and credit agreement.

In fiscal 2011, in connection with the repayment of our subordinated term loans on November 15, 2010, we wrote off $1.2 million of unamortized debt costs related to these term loans.

In fiscal 2010, in connection with a tender offer and a private transaction for the 4.375% convertible subordinated notes issued July 2003, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of a gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to these notes.

Debt Maturities

A summary of the scheduled maturities for our outstanding debt as of March 31, 2012 follows (in thousands):

Debt Maturity
Fiscal 2013 to fiscal 2015	$—
Fiscal 2016	135,000
Fiscal 2017	49,495
Total as of March 31, 2012	$184,495

Derivatives

We do not engage in hedging activity for speculative or trading purposes. Under the terms of the CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We entered into an interest rate collar instrument with a financial institution that fixed the interest rate on $100.0 million of our variable rate term loan from December 31, 2008 through December 31, 2009. We incurred $1.5 million in interest expense in fiscal 2010 on this collar.

Our interest rate collar did not meet all of the criteria necessary for hedge accounting. We recorded the fair market value in other accrued liabilities in the Consolidated Balance Sheets and the change in fair market value in other income and expense in the Consolidated Statements of Operations, recognizing a gain of $1.2 million in fiscal 2010. As of December 31, 2009, the interest rate collar had expired.

NOTE 8: RESTRUCTURING CHARGES

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2012 and 2011, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. In fiscal 2010, restructuring actions to consolidate operations supporting our business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. The following summarizes the type of restructuring expense for fiscal 2012, 2011 and 2010 (in thousands):

	For the year ended March 31,
	2012	2011	2010
Severance and benefits	$1,585	$3,580	$602
Facilities	345	(538)	4,792
Other	(300)	602	(599)
	$1,630	$3,644	$4,795

Fiscal 2012

Restructuring charges in fiscal 2012 were primarily due to severance and benefits expenses of $1.6 million as a result of strategic management decisions to consolidate operations supporting our business. Most areas of the business, including international operations, were impacted by these restructuring actions. The employees impacted were in our research and development, sales and marketing and service teams. Facility restructuring charges for fiscal 2012 were primarily due to negotiating a lease settlement on a facility vacated in India. The other restructuring reversal for fiscal 2012 was due to actual payments lower than estimated on a supplier relationship exited in fiscal 2011.

Fiscal 2011

Restructuring charges in fiscal 2011 were primarily due to severance and benefits expenses of $3.6 million as a result of strategic management decisions to consolidate operations supporting our business. Most areas of the business, including international operations, were impacted by these restructuring actions. The employees impacted were in our management, sales and marketing, research and development and service teams. The facility reversals in fiscal 2011 were primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts. The other restructuring charges were costs from exiting a supplier relationship in fiscal 2011.

Fiscal 2010

For fiscal 2010, restructuring charges were primarily due to $4.8 million in remaining contractual lease payments for facilities vacated in the U.S. during fiscal 2010. We also vacated a facility in India and negotiated a settlement for an amount lower than the outstanding lease contract. Severance and benefits restructuring charges for fiscal 2010 were due largely to eliminating additional positions in the U.S. and changes in our estimates, primarily in Europe, as we completed settlement negotiations with various local authorities. The other restructuring reversal in fiscal 2010 was due to negotiating a settlement for contract termination fees related to a program cancelled in a prior year.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2009	$3,454	$628	$599	$4,681
Restructuring costs	1,182	5,047	—	6,229
Restructuring charge reversal	(580)	(255)	(599)	(1,434)
Cash payments	(3,597)	(2,124)	—	(5,721)
Non-cash charges and other	35	5	—	40
Balance as of March 31, 2010	494	3,301	—	3,795
Restructuring costs	3,586	307	602	4,495
Restructuring charge reversal	(6)	(845)	—	(851)
Cash payments	(1,189)	(1,920)	—	(3,109)
Non-cash charges and other	—	—	(302)	(302)
Balance as of March 31, 2011	2,885	843	300	4,028
Restructuring costs	1,864	345	—	2,209
Restructuring charge reversal	(279)	—	(300)	(579)
Cash payments	(3,181)	(748)	—	(3,929)
Assumed restructuring liability	23	—	—	23
Balance as of March 31, 2012	$1,312	$440	$—	$1,752

Estimated timing of future payouts:
Fiscal 2013	$1,312	$297	$—	$1,609
Fiscal 2014 to 2016	—	143	—	143
	$1,312	$440	$—	$1,752

The $1.8 million restructuring accrual as of March 31, 2012 is primarily comprised of severance and benefits obligations, the majority of which will be paid in fiscal 2013. The amounts accrued for vacant facilities will be paid over their respective lease terms, which continue through fiscal 2016.

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

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Description of Stock Incentive Plans

Active Stock Incentive Plans

We have a Long-Term Incentive Plan that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers, and consultants, as well as a Nonemployee Director Equity Incentive Plan that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our nonemployee directors, collectively the “Active Plans.” These plans have authorized 79.5 million shares of stock of which 7.3 million shares of stock were available for grant as of March 31, 2012. There are 26.5 million stock options and restricted shares outstanding under the Active Plans as of March 31, 2012, which expire at various times through June 2018.

With the exception of fiscal 2010, in recent years we have primarily granted restricted stock units with a zero purchase price. We continue to grant stock options to employees in certain circumstances. In fiscal 2010, due to a combination of factors including our share price at the beginning of the fiscal year, we primarily granted stock options to our employees. Stock options granted in fiscal 2012, 2011 and 2010 generally vest over three to four years and have contractual terms of seven years. Grants prior to fiscal 2005 had contractual terms of ten years. Stock options under the Active Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted to employees in fiscal 2012, 2011 and 2010 vest over two to three years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock units granted under the Active Plans are subject to forfeiture if employment terminates.

Other Stock Option Plans

During the first quarter of fiscal 2012, we assumed outstanding unvested options and unvested restricted shares of Pancetera which were exchanged into options and restricted shares of Quantum common stock, respectively, in accordance with the merger agreement. As of June 13, 2011, Pancetera had approximately 0.8 million unvested stock options and 0.5 million unvested restricted shares outstanding. Based on the exchange ratio of 0.2403 calculated in accordance with the formula in the merger agreement, we assumed the outstanding unvested options, which are exercisable for an aggregate of 194,000 shares of Quantum common stock. Based on the relative cash and stock consideration for Pancetera shares per the merger agreement, the unvested restricted shares became 33,000 unvested restricted shares of Quantum common stock and $200,000 in cash held in escrow. The estimated fair value of unvested Pancetera options, unvested restricted shares and cash held in escrow related to future service is being recognized over the remaining service period.

In addition to the Active Plans, we have other stock option plans, including plans assumed in acquisitions, (“Other Plans”) under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to employees, consultants, officers and affiliates were authorized. Stock options granted and assumed under the Other Plans generally vested over one to four years and expired ten years after the grant date and restricted stock granted under the Other Plans generally vested over one to three years. The Other Plans have been terminated and outstanding stock options granted and assumed remain outstanding and continue to be governed by the terms and conditions of the respective other stock option plan. Stock options and restricted stock granted under the Other Plans are subject to forfeiture if employment terminates. Stock options under the Other Plans were granted at prices determined by the Board of Directors, but at not less than the fair market value and stock options assumed were governed by the acquisition agreement. Stock options expire at various times through June 2021.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. Due to cancellation of rights from August 2008 through January 2010 by the Board of Directors, there were no rights to purchase shares granted during this period. Rights to purchase shares were reinstated in February 2010 or the fourth quarter of fiscal 2010. The Purchase Plan allows a maximum amount of two million shares to be purchased in any one six month offering period. Employees purchased 3.0 million shares and 3.2 million shares of common stock under the Purchase Plan in fiscal 2012 and 2011, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.66 and $1.22 in fiscal 2012 and 2011, respectively. There were 2.9 million shares available for issuance as of March 31, 2012.

Determining Fair Value

We use the Black-Scholes stock option valuation model for estimating fair value of stock options granted under our plans and rights to acquire stock granted under our Purchase Plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns and post-vesting forfeitures. We estimate volatility based on the historical volatility of our common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes stock option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We use historical data to estimate forfeitures and record share-based compensation for those awards that are expected to vest. We adjust share-based compensation for actual forfeitures.

Stock Options

The weighted-average estimated fair values and the assumptions used in calculating fair values for stock options granted under the Active Plans during each fiscal period are as follows:

	For the year ended March 31,
	2012	2011	2010
Stock option life (in years)	4.0	4.2	3.9
Risk-free interest rate	1.57%	2.02%	2.05%
Stock price volatility	112.33%	106.75%	107.67%
Weighted-average grant date fair value	$1.91	$1.96	$0.73

The weighted-average fair value of stock options assumed from Pancetera, as well as the weighted-average assumptions used in calculating these values were based on estimates at the acquisition date as follows:

Option life (in years)	5.2
Risk-free interest rate	1.65%
Stock price volatility	100.93%
Weighted-average fair value	$2.67

The assumed options have a 10 year contractual life from the original grant date.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date.

Stock Purchase Plan

The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2012	2011	2010
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.06%	0.19%	0.15%
Stock price volatility	70.29%	68.56%	69.14%
Weighted-average grant date fair value	$0.82	$0.72	$0.82

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2012	2011	2010
Share-based compensation expense included in operations:
Cost of revenue	$2,203	$1,768	$1,366
Research and development	3,250	2,486	2,373
Sales and marketing	4,048	3,121	2,581
General and administrative	4,236	3,046	3,469
Total share-based compensation expense	$13,737	$10,421	$9,789

	For the year ended March 31,
	2012	2011	2010
Share-based compensation by type of award:
Stock options	$2,622	$3,586	$3,633
Restricted stock	9,053	5,329	5,878
Stock purchase plan	2,062	1,506	278
Total share-based compensation expense	$13,737	$10,421	$9,789

The total share-based compensation cost capitalized as part of inventory as of March 31, 2012 and 2011 was not material. During fiscal 2012, 2011 and 2010, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.

As of March 31, 2012, there was $3.0 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. Total intrinsic value of stock options exercised for the years ended March 31, 2012, 2011 and 2010 was $3.7 million, $8.9 million and $1.9 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2012, there was $20.8 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.9 years. Total fair value of awards released during the years ended March 31, 2012, 2011 and 2010 was $9.4 million, $7.5 million and $3.1 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2009	25,626	$3.02
Granted	9,655	1.01
Exercised	(1,883)	1.51
Forfeited	(1,778)	3.32
Expired	(291)	11.08
Outstanding as of March 31, 2010	31,329	2.40
Granted	204	2.66
Exercised	(6,634)	1.90
Forfeited	(1,747)	2.05
Expired	(1,072)	5.56
Outstanding as of March 31, 2011	22,080	2.43
Granted and assumed	1,619	2.33
Exercised	(2,982)	1.79
Forfeited	(619)	1.90
Expired	(704)	8.25
Outstanding as of March 31, 2012	19,394	$2.32	2.72	$12,695
Vested and expected to vest at March 31, 2012	19,215	$2.32	2.69	$12,646
Exercisable as of March 31, 2012	15,963	$2.46	2.21	$9,379

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2012 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.11	-	$0.63	213	$0.52	6.57	79	$0.42
$0.77	-	$0.98	5,094	0.98	4.21	3,377	0.98
$1.00	-	$1.42	690	1.23	3.49	635	1.23
$1.52	-	$2.21	4,579	2.02	1.53	4,564	2.02
$2.29	-	$3.42	5,850	2.91	2.69	4,340	3.04
$3.43	-	$4.55	2,443	3.79	1.95	2,443	3.79
$6.70	-	$7.50	525	6.73	0.09	525	6.73
			19,394	$2.32	2.72	15,963	$2.46

Expiration dates ranged from April 2012 to June 2021 for stock options outstanding at March 31, 2012. Prices for stock options exercised during the three-year period ended March 31, 2012, ranged from $0.11 to $3.86.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2009	6,258	$1.78
Granted	2,526	1.45
Vested	(2,853)	2.01
Forfeited	(796)	0.83
Nonvested at March 31, 2010	5,135	1.64
Granted	5,757	1.95
Vested	(3,665)	1.60
Forfeited	(587)	1.45
Nonvested at March 31, 2011	6,640	1.95
Granted and assumed	6,669	3.14
Vested	(3,058)	1.88
Forfeited	(1,390)	2.73
Nonvested at March 31, 2012	8,861	$2.75

NOTE 10: 401K PLAN

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $3.0 million, $2.6 million and $2.5 million in fiscal 2012, 2011 and 2010, respectively.

NOTE 11: INCOME TAXES

Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010 follows (in thousands):

	For the year ended March 31,
	2012	2011	2010
U.S	$(8,589)	$271	$16,374
Foreign	667	4,283	1,534
	$(7,922)	$4,554	$17,908

Income tax provision consists of the following (in thousands):

	For the year ended March 31,
	2012	2011	2010
Federal:
Current	$—	$(302)	$(465)
Deferred	—	—	—
	—	(302)	(465)
State:
Current	301	446	(361)
Deferred	—	—	—
	301	446	(361)
Foreign:
Current	1,847	74	2,577
Deferred	(1,261)	(205)	(477)
	586	(131)	2,100
Income tax provision	$887	$13	$1,274

The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2012	2011	2010
Expense (benefit) at federal statutory rate	$(2,773)	$1,594	$6,268
State taxes	301	380	340
Unbenefited losses and credits	3,471	(1,235)	(5,591)
Net accrual (release) of contingent tax reserves	(176)	(466)	315
Other	64	(260)	(58)
	$887	$13	$1,274

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2012	2011
Deferred tax assets:
Inventory valuation method	$6,429	$10,366
Accrued warranty expense	3,072	2,849
Distribution reserves	2,377	1,936
Loss carryforwards	54,162	50,179
Foreign tax and research and development credit carryforwards	221,459	221,354
Restructuring charge accruals	710	1,410
Other accruals and reserves not currently deductible for tax purposes	35,177	31,322
Depreciation and amortization methods	4,824	9,572
	328,210	328,988
Less valuation allowance	(252,402)	(245,241)
Deferred tax asset	$75,808	$83,747
Deferred tax liabilities:
Acquired intangibles	$(10,186)	$(17,884)
Tax on unremitted foreign earnings	(15,712)	(16,557)
Other	(49,179)	(49,855)
Deferred tax liability	$(75,077)	$(84,296)
Net deferred tax asset (liability)	$731	$(549)

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2012	2011	2010
Beginning balance	$33,012	$33,292	$32,210
Settlement and effective settlements with tax authorities and related remeasurements	(255)	(357)	—
Lapse of statute of limitations	(105)	(228)	(290)
Increase in balances related to tax positions taken in prior period	92	82	800
Increases in balances related to tax positions taken during current period	—	223	572
Ending balance	$32,744	$33,012	$33,292

During fiscal 2012, we recorded a net decrease in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2012 was $33.6 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2012 accrued interest and penalties totaled $0.9 million.

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

As of March 31, 2012, we had federal net operating loss and tax credit carryforwards of approximately $202.7 million and $156.9 million, respectively. Our federal net operating loss carryforwards include $33.6 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2013 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $10.8 million of acquired net operating losses and $15.6 million of credits.

Certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should the company undergo such a change in stock ownership, it could severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

Due to our history of net losses and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. net deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

At March 31, 2010, we had outstanding 4.375% convertible subordinated notes which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share.

Net Income (Loss) per Share

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2012	2011	2010
Net income (loss)	$(8,809)	$4,541	$16,634
Interest on dilutive notes	—	—	1,249
Net gain on extinguishment of dilutive notes	—	—	(12,859)
Income (loss) for purposes of computing income (loss) per diluted share	$(8,809)	$4,541	$5,024
Weighted average shares and common share equivalents (“CSE”):
Basic	232,599	220,888	212,672
Dilutive CSE from stock plans	—	8,815	4,056
Dilutive CSE from purchase plan	—	35	471
Dilutive CSE from convertible notes	—	—	6,562
Diluted	232,599	229,738	223,761
Basic net income (loss) per share	$(0.04)	$0.02	$0.08
Diluted net income (loss) per share	$(0.04)	$0.02	$0.02

The computations of diluted net income (loss) per share for the periods presented excluded the following because the effect would have been antidilutive:

  For fiscal 2012 and 2011, 31.2 million and 11.6 million weighted equivalent shares, respectively, of the 3.50% convertible subordinated notes were excluded.

  Stock options to purchase 11.5 million, 10.4 million and 18.8 million weighted average shares in fiscal 2012, 2011 and 2010 respectively, were excluded.

  Unvested restricted stock units of 5.1 million, 49,000 and 0.2 million weighted average shares for fiscal 2012, 2011 and 2012, respectively, were excluded.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. The future minimum lease payment schedule below includes $29.9 million for this Colorado Springs campus.

Rent expense was $12.7 million in both fiscal 2012 and 2011 and $13.8 million for fiscal 2010. Sublease income was immaterial in fiscal 2012 and 2011 and was $0.7 million for fiscal 2010.

Future minimum lease payments are as follows (in thousands):

Lease Payments
For the year ending March 31,
2013	$12,285
2014	10,055
2015	9,095
2016	7,334
2017	5,190
Thereafter	18,411
$62,370

Commitments to Purchase Inventory
We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2012 and 2011, we had issued non-cancelable purchase commitments for $34.3 million and $33.8 million, respectively, to purchase finished goods from our contract manufacturers.

Legal Proceedings

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court in the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court in the Northern District of California. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2012 and 2011, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

NOTE 14: GEOGRAPHIC AND CUSTOMER INFORMATION

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2012		2011		2010
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$411,517	$23,738	$430,125	$23,596	$448,830	$22,522
Europe	177,661	1,030	179,519	787	188,367	1,099
Asia Pacific	63,192	672	62,626	597	44,230	907
	$652,370	$25,440	$672,270	$24,980	$681,427	$24,528

No customer accounted for 10% or more of our revenue in fiscal 2012. Dell accounted for $68.7 million and 10% of revenue in fiscal 2011 and $86.5 million or 13% of revenue in fiscal 2010.

Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2012	2011	2010
Disk systems and software solutions	$119,044	$110,678	$83,508
Tape automation systems	245,030	254,153	263,977
Devices and media	87,266	92,072	108,616
Service	144,364	151,095	156,477
Royalty	56,666	64,272	68,849
Total revenue	$652,370	$672,270	$681,427

NOTE 15: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2012
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$153,535	$165,039	$173,492	$160,304
Gross margin	63,262	71,611	73,717	65,245
Net income (loss)	(5,226)	3,561	3,914	(11,058)
Basic and diluted net income (loss) per share	(0.02)	0.01	0.02	(0.05)

	For the year ended March 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$163,225	$167,722	$176,226	$165,097
Gross margin	67,454	71,396	75,570	68,562
Net income (loss)	(2,696)	3,025	5,864	(1,652)
Basic and diluted net income (loss) per share	(0.01)	0.01	0.03	(0.01)

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Releases charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2010	$1,999	$(453)	$(748)	$798
March 31, 2011	798	(502)	107	403
March 31, 2012	403	(125)	(61)	217
____________________

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2012, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2012. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	Year ended March 31, 2012
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	26,550	$1.60	7,304
Equity compensation plans not approved by stockholders (2), (3), (4)	1,705	$1.65	—
	28,255	$1.60	7,304
____________________

(1)	Included in the stockholder approved plans are 8.9 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $2.39.
(2)	The Supplemental Stock Option Plan (“SSOP”) was terminated April 1, 2003, from which time no new stock options or stock purchase rights will be granted. Outstanding stock options granted under the SSOP prior to April 1, 2003, remain outstanding and continue to be governed by the terms and conditions of the SSOP.
(3)	Advanced Digital Information Corporation’s 1999 Stock Incentive Compensation Plan was assumed by Quantum on August 22, 2006 according to the terms detailed in the Agreement and Plan of Merger dated May 2, 2006 (“Merger Agreement”). Outstanding stock options granted under this plan continue to be governed by the terms and conditions of this plan; however, the number of stock options and exercise prices of the outstanding stock options were changed in accordance with the formula in the Merger Agreement for the right to purchase Quantum common stock.
(4)	The Pancetera 2008 Stock Incentive Compensation Plan was assumed by Quantum on June 13, 2011 according to the terms detailed in the Agreement and Plan of Merger dated June 13, 2011 (“Pancetera Merger Agreement”). Outstanding stock options and restricted shares granted under this plan continue to be governed by the terms and conditions of this plan; however, the number of stock options and restricted shares and exercise prices of the outstanding stock options were changed in accordance with the formula in the Pancetera Merger Agreement for the right to purchase Quantum common stock.

We also have an employee stock purchase plan with 2.9 million shares available for issuance that has been approved by stockholders.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Investor Relations
     Quantum Corporation
     1650 Technology Drive, Suite 800
     San Jose, California 95110
     (408) 944-4450

     (a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

     (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)		Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8		August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1		August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1		December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7		October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1		January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2		November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1		November 15, 2010
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4		April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek.*	8-K	001-13449	10.3		April 5, 2011
10.3	Executive Chairman Change of Control Agreement between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.4		April 5, 2011
10.4	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.5		April 5, 2011
10.5	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.2		May 10, 2011
10.6	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.1		November 15, 2007
10.7	Form of Restricted Stock Unit Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.3		November 7, 2008
10.8	Form of Restricted Stock Unit Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.4		November 7, 2008
10.9	Form of Stock Option Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.9		June 14, 2011
10.10	Form of Stock Option Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.1	0	June 14, 2011
10.11	Form of Stock Option Agreement. For Chief Executive Officer under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.1	1	June 14, 2011
10.12	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2		November 15, 2007
10.13	Form of Stock Option Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-K	001-13449	10.1	3	June 14, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-Q	001-13449	10.2	November 7, 2008
10.15	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Compensation Plan. *	S-8	001-13449	4.4	August 25, 2006
10.16	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek.*	8-K	001-13449	10.1	April 5, 2011
10.17	Offer Letter, dated March 31, 2011, between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.2	April 5, 2011
10.18	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.19	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.20	Amendment to Employment Offer Letter between Registrant and William C. Britts.*	10-Q	001-13449	10.3	February 5, 2010
10.21	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.22	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto. ‡
10.23	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.24	Offer Letter of Mr. David A. Krall, dated August 11, 2011.*	8-K	001-13449	10.1	August 22, 2011
10.25	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.26	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.27	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.28	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.30	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.31	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.32	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.33	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.34	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.35	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.36	Amended and Restated Employee Stock Purchase Plan, dated January 1, 2010.*	8-K	001-13449	10.1	January 6, 2010

Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
12.1		Ratio of Earnings to Fixed Charges. ‡
21		Quantum Subsidiaries. ‡
23		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24		Power of Attorney (see signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101	.INS	XBRL Instance Document.††
101	.SCH	XBRL Taxonomy Extension Schema Document.††
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††
____________________

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: June 14, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 14, 2012.

Signature		Title
/s/	JON W. GACEK	Director, President and Chief Executive Officer
Jon W. Gacek		(Principal Executive Officer)

s/	LINDA M. BREARD	Chief Financial Officer
Linda M. Breard		(Principal Financial and Chief Accounting Officer)

/s/	PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/	RICHARD E. BELLUZZO	Executive Chairman and Director
Richard E. Belluzzo

/s/	MICHAEL A. BROWN	Director
Michael A. Brown

/s/	THOMAS S. BUCHSBAUM	Director
Thomas S. Buchsbaum

/s/	ELIZABETH A. FETTER	Director
Elizabeth A. Fetter

/s/	DAVID A. KRALL	Director
David A. Krall

/s/	JOSEPH A. MARENGI	Director
Joseph A. Marengi

/s/	DAVID E. ROBERSON	Director
David E. Roberson