Form 10-Q
period 2012-06-30
QUANTUM CORP /DE/
filed 2012-08-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-13449
_______________

QUANTUM CORPORATION
_______________

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000
_______________

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

As of the close of business on August 3, 2012, 240.5 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$46,270	$51,261
Restricted cash	3,958	4,230
Accounts receivable, net of allowance for doubtful accounts of $208 and $217, respectively	86,857	110,840
Manufacturing inventories	63,575	61,111
Service parts inventories	38,438	39,050
Deferred income taxes	4,891	5,295
Other current assets	12,059	9,434
Total current assets	256,048	281,221
Long-term assets:
Property and equipment, less accumulated depreciation	25,287	25,440
Amortizable intangible assets, less accumulated amortization	21,145	25,763
In-process research and development	349	349
Goodwill	55,613	55,613
Other long-term assets	6,086	6,962
Total long-term assets	108,480	114,127
	$364,528	$395,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,367	$56,304
Accrued warranty	7,797	7,586
Deferred revenue, current	86,131	93,441
Accrued restructuring charges	1,268	1,752
Accrued compensation	31,451	31,971
Income taxes payable	618	1,133
Other accrued liabilities	18,598	17,866
Total current liabilities	193,230	210,053

Long-term liabilities:
Deferred revenue, long-term	36,389	36,430
Deferred income taxes	4,530	4,564
Long-term debt	49,495	49,495
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	6,438	6,486
Total long-term liabilities	231,852	231,975
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 236,935 and 236,402 shares
issued and outstanding at June 30, 2012 and March 31, 2012, respectively	2,369	2,364
Capital in excess of par	413,907	409,770
Accumulated deficit	(482,895)	(465,397)
Accumulated other comprehensive income	6,065	6,583
Total stockholders’ deficit	(60,554)	(46,680)
	$364,528	$395,348

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
Product revenue	$93,811	$102,268
Service revenue	36,087	36,696
Royalty revenue	10,981	14,571
Total revenue	140,879	153,535

Cost of product revenue	64,750	68,507
Cost of service revenue	20,334	22,066
Restructuring benefit related to cost of revenue	—	(300)
Total cost of revenue	85,084	90,273
Gross margin	55,795	63,262
Operating expenses:
Research and development	18,549	18,580
Sales and marketing	35,278	30,525
General and administrative	16,780	16,002
Restructuring benefit	—	(164)
	70,607	64,943
Loss from operations	(14,812)	(1,681)
Other income and expense	(338)	(98)
Interest expense	(1,849)	(2,809)
Loss before income taxes	(16,999)	(4,588)
Income tax provision	499	638
Net loss	$(17,498)	$(5,226)

Basic and diluted net loss per share	$(0.07)	$(0.02)

Basic and diluted weighted-average common and common equivalent shares	236,628	228,423

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
Net loss	$(17,498)	$(5,226)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(802)	116
Net unrealized gain (loss) on revaluation of long-term intercompany balances	284	(27)
Total other comprehensive income (loss)	(518)	89
Total comprehensive loss	$(18,016)	$(5,137)

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(17,498)	$(5,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,021	2,982
Amortization	4,912	6,482
Service parts lower of cost or market adjustment	2,029	1,735
Deferred income taxes	382	(493)
Share-based compensation	4,287	3,017
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	23,983	18,150
Manufacturing inventories	(4,603)	(2,564)
Service parts inventories	722	1,328
Accounts payable	(8,891)	(1,364)
Accrued warranty	211	123
Deferred revenue	(7,351)	(7,055)
Accrued restructuring charges	(484)	(2,486)
Accrued compensation	(274)	(1,019)
Income taxes payable	(474)	303
Other assets and liabilities	(1,081)	(2,545)
Net cash provided by (used in) operating activities	(1,109)	11,368

Cash flows from investing activities:
Purchases of property and equipment	(3,984)	(3,413)
Decrease in restricted cash	109	300
Return of principal from other investments	208	—
Payment for business acquisition, net of cash acquired	—	(8,152)
Net cash used in investing activities	(3,667)	(11,265)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,267)
Payment of taxes due upon vesting of restricted stock	(321)	(424)
Proceeds from issuance of common stock	176	3,433
Net cash used in financing activities	(145)	(2,258)

Effect of exchange rate changes on cash and cash equivalents	(70)	(26)

Net decrease in cash and cash equivalents	(4,991)	(2,181)
Cash and cash equivalents at beginning of period	51,261	76,010
Cash and cash equivalents at end of period	$46,270	$73,829

Fair value of common stock issued for business combination	$—	$2,767

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. On June 13, 2011, we acquired Pancetera Software, Inc. (“Pancetera”), and Pancetera’s results of operations are included in our Condensed Consolidated Statements of Operations from that date. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Balance Sheet as of March 31, 2012 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2012 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 14, 2012.

NOTE 2: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	June 30, 2012	March 31, 2012
Money market funds	$38,146	$37,776

We did not record impairments to any non-financial assets in the first quarter of fiscal 2013 or 2012. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $184.5 million in long-term debt at June 30, 2012, and the estimated fair value of our long-term debt was approximately $182.6 million, based on market prices in less active markets and current interest rates (level 2 fair value measurements).

NOTE 3: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2012	March 31, 2012
Manufacturing inventories:
Finished goods	$21,226	$22,122
Work in process	8,421	5,781
Materials and purchased parts	33,928	33,208
	$63,575	$61,111

	As of
	June 30, 2012	March 31, 2012
Service parts inventories:
Finished goods	$19,715	$19,202
Component parts	18,723	19,848
	$38,438	$39,050

NOTE 4: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the first quarter of fiscal 2013 and 2012, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of
	June 30, 2012			March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$182,922	$(178,255)	$4,667	$182,922	$(176,893)	$6,029
Trademarks	3,900	(3,819)	81	3,900	(3,656)	244
Customer lists	106,419	(90,022)	16,397	106,419	(86,929)	19,490
	$293,241	$(272,096)	$21,145	$293,241	$(267,478)	$25,763

Total intangible amortization expense was $4.6 million and $5.9 million for the first quarter of fiscal 2013 and 2012, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the first quarter of fiscal 2013. The following table provides a summary of the goodwill balance at both June 30, 2012 and March 31, 2012 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 5: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
Beginning balance	$7,586	$7,034
Additional warranties issued	2,624	2,449
Adjustments for warranties issued in prior fiscal years	317	421
Settlements	(2,730)	(2,747)
Ending balance	$7,797	$7,157

We generally warrant our products against defects for 1 to 3 years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we record the impact of these unforeseen cost differences in subsequent periods.

NOTE 6: LONG-TERM DEBT

Our outstanding borrowings under the Wells Fargo credit agreement (“WF credit agreement”) were $49.5 million at June 30, 2012, at an interest rate of 2.72%. In addition, we have letters of credit totaling $0.3 million, reducing the amount available to borrow on the revolver to $25.2 million at June 30, 2012.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirement was amended to be at least $15 million for the most recently completed month through December 31, 2012, increasing to $20 million on January 1, 2013. The average liquidity requirement to avoid triggering mandatory field audits was amended to be at least $20 million through March 31, 2013, increasing to $25 million on April 1, 2013. As of June 30, 2012, we were in compliance with all debt covenants.

NOTE 7: RESTRUCTURING CHARGES

In fiscal 2012, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. We had no restructuring expense for the three months ending June 30, 2012. The types of restructuring expense (benefit) for the three months ended June 30, 2011 were (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
By expense (benefit) type
Severance and benefits	$—	$(179)
Facilities	—	15
Other	—	(300)
	$—	$(464)

During the first quarter of fiscal 2012, severance and benefits reversals were due to actual payments lower than estimated and retaining certain positions. The other restructuring reversal was due to actual payments lower than estimated on a supplier relationship exited.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended June 30, 2012
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2012	$1,312	$440	$1,752
Cash payments	(382)	(102)	(484)
Balance as of June 30, 2012	$930	$338	$1,268

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2013	$930	$195	$1,125
Fiscal 2014 to 2016	—	143	143
	$930	$338	$1,268

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

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

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
Share-based compensation:
Cost of revenue	$571	$455
Research and development	900	640
Sales and marketing	1,084	719
General and administrative	1,732	1,203
	$4,287	$3,017
Share-based compensation by type of award:
Stock options	$959	$953
Restricted stock	2,753	1,697
Stock purchase plan	575	367
	$4,287	$3,017

Stock Options

No options were granted during the first quarter of fiscal 2013. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2012 were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
Option life (in years)	N/A	4.0
Risk-free interest rate	N/A	1.57%
Stock price volatility	N/A	112.33%
Weighted-average grant date fair value	N/A	$1.91

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employee. The weighted-average grant date fair values of restricted stock units granted during the first quarter of fiscal 2013 and 2012 were $2.20 and $2.79, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2013 or 2012.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	19,394	$2.32
Exercised	(176)	0.99
Forfeited	(71)	1.17
Expired	(840)	5.28
Outstanding as of June 30, 2012	18,307	$2.20	2.56	$6,412
Vested and expected to vest at June 30, 2012	18,204	$2.20	2.54	$6,405
Exercisable as of June 30, 2012	15,401	$2.32	2.14	$4,476

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2012	8,861	$2.75
Granted	353	2.20
Vested	(501)	2.58
Forfeited	(138)	2.22
Nonvested at June 30, 2012	8,575	$2.75

NOTE 9: INCOME TAXES

Income tax provision for the first quarter of fiscal 2013 and 2012 was $0.5 million and $0.6 million, respectively, and reflects expenses for foreign income taxes and state taxes.

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

NOTE 10: NET LOSS PER SHARE

The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net loss	$(17,498)	$(5,226)
Basic and diluted weighted-average shares and common share equivalents	236,628	228,423
Basic and diluted net loss per share	$(0.07)	$(0.02)

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  At June 30, 2012 and 2011, 31.2 million weighted equivalent shares of the 3.50% convertible subordinated notes were excluded.
  Stock options to purchase 18.9 million and 22.6 million weighted-average shares at June 30, 2012 and 2011, respectively, were excluded.
  Unvested restricted stock units of 8.7 million and 6.7 million weighted-average shares at June 30, 2012 and 2011, respectively, were excluded.

NOTE 11: LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum and Venture Corporation Limited in the U.S. District Court in the Southern District of California, alleging that certain automated tape libraries of the defendants fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We are well-positioned to defend ourselves and will do so vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

NOTE 12: NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides entities the option to perform a qualitative assessment to determine whether it is more likely than not an indefinite-lived asset is impaired, similar to the goodwill impairment testing guidance. If an entity determines the fair value of the indefinite-lived asset is not more likely than not impaired, then no additional testing is required. ASU 2012-02 also updated examples of changes in events and circumstances that an entity should consider for impairment indicators in interim periods. ASU 2012-02 is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and may be early adopted. We are considering early adoption and do not anticipate adoption will impact our statements of financial position or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally, particularly in light of Greek and EU sovereign debt concerns and the uncertainty in the U.S. regarding fiscal and tax policies; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a comprehensive range of solutions for data protection and big data management challenges that provide performance and value to end user customers of all sizes, from small businesses to multinational enterprises. We believe our combination of expertise, innovation and platform independence enables us to solve data protection and big data management issues more easily, cost-effectively and securely. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force to reach end user customers of all sizes. Our products are sold under both the Quantum brand name and the names of various OEM customers. They include DXi® deduplication systems for high speed recovery and reliability, Scalar® tape automation products for disaster recovery and long-term data retention, StorNext® data management software and appliances for high-performance big data file sharing and archiving and vmPRO™ solutions for protecting virtual machine data. We also offer cloud solutions for cloud-based backup, fast restore, data recovery and business continuity. In addition, we have the global scale and scope to support our worldwide customer base.

During the first quarter of fiscal 2013, we continued to implement a marketing campaign intended to increase awareness of Quantum products and their features to drive future growth. In addition, we continued to enhance and expand our product portfolio including introducing the StorNext M660, a larger, more scalable appliance that expands our StorNext appliances product line for enterprise and data intensive solutions. Our DXi 6000 family received its third product of the year award for its technological innovation, functionality and value. During our first quarter of fiscal 2013, global economic conditions deteriorated due to increased uncertainty, especially in Europe. This economic uncertainty has resulted in companies becoming more cautious with their purchasing decisions, and we noted that the larger the order in terms of total cost, the higher the risk of a purchase not being funded regardless of the size of the end user customer or geography.

Results

In the first quarter of fiscal 2013, revenue was negatively impacted by lower than expected revenue in Europe across all of our product lines and by a decrease in large orders, or orders greater than $200,000. We believe economic weakness in Europe was the primary reason we had lower than expected revenue in Europe. In addition, we believe large orders also decreased due to companies responding to the economic climate and budget uncertainty, choosing to cancel, reduce or delay these larger purchases. We had total revenue of $140.9 million in the first quarter of fiscal 2013, an 8% decrease from the first quarter of fiscal 2012. Our product revenue from OEM customers decreased 13% largely due to expected decreases and revenue from branded products decreased 7% primarily due to decreased enterprise tape automation and disk systems sales. Our continued efforts to increase revenue from disk systems and software solutions resulted in a 5% increase in this revenue category. Service revenue decreased $0.6 million, or 2%, primarily due to a decreased volume of OEM product repair services. Our continued focus on growing our branded business is reflected in the greater proportion of non-royalty revenue from branded business, at 82% in the first quarter of fiscal 2013, compared to 80% in the first quarter of fiscal 2012. Royalty revenue decreased 25% primarily due to lower LTO royalties and to a lesser extent from royalties from sales of older DLT media.

Our gross margin percentage decreased 160 basis points from the first quarter of fiscal 2012 to 39.6% primarily due to decreased royalty revenue. Operating expenses increased $5.7 million, or 9%, primarily from increased sales and marketing expenses, largely due to growing our sales force and marketing team. We also expanded marketing programs in the first quarter of fiscal 2013 to generate greater awareness and future demand for Quantum products and services. We had a $14.8 million loss from operations in the first quarter of fiscal 2013 compared to a $1.7 million loss from operations in the first quarter of fiscal 2012.

Interest expense decreased 34% to $1.8 million primarily due to refinancing our senior debt in March 2012. As a result, interest rates decreased and we had lower debt amortization expense compared to the first quarter of fiscal 2012. In addition, principal payments in the prior fiscal year decreased interest expense. We had a net use of cash from operating activities of $1.1 million compared to net cash provided by operating activities of $11.4 million in the first quarter of fiscal 2012.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	June 30, 2012	% of revenue	June 30, 2011	% of revenue	Change	% Change
Product revenue	$93,811	66.6%	$102,268	66.6%	$(8,457)	(8.3)%
Service revenue	36,087	25.6%	36,696	23.9%	(609)	(1.7)%
Royalty revenue	10,981	7.8%	14,571	9.5%	(3,590)	(24.6)%
Total revenue	$140,879	100.0%	$153,535	100.0%	$(12,656)	(8.2)%

Total revenue was lower than we had planned in the first quarter of fiscal 2013, reflecting economic weakness in Europe and the decrease in large orders. Revenue from branded data protection products and services decreased $8.9 million, or 9% from the first quarter of fiscal 2012. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded big data and archive products and services increased $3.6 million, or 48% from the first quarter of fiscal 2012. Big data and archive products include StorNext software and StorNext and Q-Series appliances. In addition, OEM product and service revenue decreased $3.8 million from the first quarter of fiscal 2012. Royalty revenue decreased $3.6 million primarily due to lower LTO royalties and to a lesser extent from royalties from sales of older DLT media.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $8.5 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to decreased revenue from sales of enterprise tape automation systems and disk systems. This decrease was partially offset by the addition of revenue from our new StorNext appliances. Revenue from sales of branded products decreased 7% and sales of products to our OEM customers decreased 13% in the first quarter of fiscal 2013 compared to the prior year period.

	Three Months Ended
(In thousands)	June 30, 2012	% of revenue	June 30, 2011	% of revenue	Change	% Change
Disk systems and software solutions	$24,661	17.5%	$23,459	15.3%	$1,202	5.1%
Tape automation systems	50,480	35.8%	57,735	37.6%	(7,255)	(12.6)%
Devices and media	18,670	13.3%	21,074	13.7%	(2,404)	(11.4)%
Total product revenue	$93,811	66.6%	$102,268	66.6%	$(8,457)	(8.3)%

Our disk systems and software solutions revenue increased 5% from the first quarter of fiscal 2012 primarily due to the addition of revenue from our StorNext appliances and Q-Series disk. In addition, midrange disk systems revenue increased 10% from the first quarter of fiscal 2012. However, disk systems and software solutions revenue was lower than anticipated for the first quarter of fiscal 2013, including a 44% decrease in enterprise disk systems revenue compared to the first quarter of fiscal 2012. We believe this was primarily due to a decrease in larger orders and, to a lesser extent, from economic weakness in Europe.

Tape automation results were also negatively impacted by the combination of economic weakness in Europe and a decrease in larger orders. The decrease in tape automation systems revenue in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to decreased OEM tape automation system sales and, to a lesser extent, from decreased branded enterprise tape automation systems sales. The decrease in OEM tape automation systems revenue was primarily due to a decision by an OEM customer to reduce inventory. Branded midrange tape automation systems revenue increased 10% from the first quarter of fiscal 2012, partially offsetting the decrease in enterprise tape automation revenue.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased as expected from the first quarter of fiscal 2012. The first quarter of fiscal 2012 had higher than usual media sales due to customers increasing their media inventories in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased 2% from the first quarter of fiscal 2012 primarily due to a decreased volume of OEM product repair services.

Royalty Revenue

Tape media royalties decreased 25% from the first quarter of fiscal 2012 due to lower media unit sales sold by media licensees. The decrease was primarily due to higher than typical media sales during the first quarter of fiscal 2012 due to inventories being increased that period in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan. In addition, LTO royalties decreased approximately $1.0 million in the first quarter of fiscal 2013 due to a change in the basis on which royalties are reported and paid by one of the media manufacturers. This change affected the timing of royalties, but not the ultimate amount from this media manufacturer; therefore, it was only impactful to royalty results in the first quarter of fiscal 2013 when the transition took effect.

Gross Margin

	Three Months Ended
(In thousands)	June 30, 2012	Gross margin %	June 30, 2011		Gross margin %	Change	% Change
Product gross margin	$29,061	31.0%	$33,761		33.0%	$(4,700)	(13.9)%
Service gross margin	15,753	43.7%	14,630		39.9%	1,123	7.7%
Royalty gross margin	10,981	100.0%	14,571		100.0%	(3,590)	(24.6)%
Gross margin	$55,795	39.6%	$63,262	*	41.2%	$(7,467)	(11.8)%

*First quarter of fiscal 2012 gross margin includes $0.3 million of restructuring benefit related to cost of revenue.

The 160 basis point decrease in gross margin percentage during the three months ended June 30, 2012 compared to the first quarter of fiscal 2012 was primarily due to the $3.6 million decrease in royalty revenue.

Product Margin

Product gross margin dollars decreased $4.7 million, or 14%, on a product revenue decrease of 8% compared to the first quarter of fiscal 2012, and our product gross margin rate decreased 200 basis points primarily due to decreased product revenue. Some of our product costs of goods sold are relatively fixed in the short term; therefore, product revenue increases or decreases impact the product gross margin rate. Partially offsetting this decrease was lower intangible amortization due to certain intangible assets becoming fully amortized in fiscal 2012.

Service Margin

Service gross margin dollars increased $1.1 million, or 8%, compared to the first quarter of fiscal 2012, and service gross margin percentage increased 380 basis points despite a decrease in service revenue of $0.6 million. These increases were primarily due to reduced costs across our service delivery model in part due to bringing repair of certain product lines in-house. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services. The more significant cost decreases were for service materials, third party warehouse and external service providers. Service material decreases were primarily due to decreased volumes of repairs in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Third party warehouse expenses decreased due to reduced usage as a result of bringing repair of certain product lines in-house. External service provider expense decreased due to a combination of bringing repair of certain product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	June 30, 2012	% of revenue	June 30, 2011	% of revenue	Change	% Change
Sales and marketing	$35,278	25.0%	$30,525	19.9%	$4,753	15.6%

The $4.8 million increase in sales and marketing expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to a $2.5 million increase in salaries and benefits, including commissions, largely from growing our branded sales force and marketing team. In addition, we had a $1.8 million increase in marketing expenses from expanded marketing programs to generate greater awareness of Quantum and increase future demand for our products and solutions. Travel expenses also increased $0.4 million from the first quarter of fiscal 2012.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 30, 2012	% of revenue	June 30, 2011	% of revenue	Change	% Change
General and administrative	$16,780	11.9%	$16,002	10.4%	$778	4.9%

The increase in general and administrative expenses for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to a $0.5 million increase in stock compensation expense due to a modification to extend the post-retirement exercise period for certain options.

Interest Expense

	Three Months Ended
(In thousands)	June 30, 2012	% of revenue	June 30, 2011	% of revenue	Change	% Change
Interest expense	$1,849	1.3%	$2,809	1.8%	$(960)	(34.2)%

Interest expense decreased from the first quarter of fiscal 2012 primarily due to refinancing our senior debt in March 2012 that decreased interest rates and debt amortization expense compared to the prior credit agreement. In addition, principal payments in the prior fiscal year reduced the outstanding balance of senior debt, decreasing interest expense.

Income Taxes

	Three Months Ended
(In thousands)	June 30, 2012	% of pre-tax loss	June 30, 2011	% of pre-tax loss	Change	% Change
Income tax provision	$499	(2.9)%	$638	(13.9)%	$(139)	(21.8)%

The income tax provision for the both the first quarter of fiscal 2013 and fiscal 2012 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
Cost of revenue	$1,362	$2,575	$(1,213)	(47.1)%
Sales and marketing	3,256	3,331	(75)	(2.3)%
General and administrative	—	25	(25)	(100.0)%
	$4,618	$5,931	$(1,313)	(22.1)%

The decrease in intangible amortization expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was due to certain intangible assets becoming fully amortized in fiscal 2012. For further information regarding amortizable intangible assets, refer to Note 4 “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
Cost of revenue	$571	$455	$116	25.5%
Research and development	900	640	260	40.6%
Sales and marketing	1,084	719	365	50.8%
General and administrative	1,732	1,203	529	44.0%
	$4,287	$3,017	$1,270	42.1%

The increase in the first quarter of fiscal 2013 was primarily due to restricted stock unit awards granted during fiscal 2012. Incremental stock compensation expense from a modification to extend the post-retirement exercise period for certain options was offset by options that completed vesting in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net loss	$(17,498)	$(5,226)

Net cash provided by (used in) operating activities	(1,109)	11,368
Net cash used in investing activities	(3,667)	(11,265)
Net cash used in financing activities	(145)	(2,258)

Three Months Ended June 30, 2012

The $16.4 million difference between reported net loss and cash used in operating activities during the three months ended June 30, 2012 was primarily due to a $24.0 million decrease in accounts receivable and $14.6 million in non-cash expenses, partially offset by an $8.9 million decrease in accounts payable and a $7.4 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased sales in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Non-cash expenses included $4.9 million in amortization, $4.3 million in share-based compensation and $3.0 million in depreciation. Accounts payable decreased due to the timing of payments in addition to decreased purchases compared to the fourth quarter of fiscal 2012. The decrease in deferred revenue was primarily due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.

Cash used in investing activities reflects $4.0 million of property and equipment purchases during the first quarter of fiscal 2013. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities, and we made leasehold improvements to a facility in the first quarter of fiscal 2013.

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

Cash used in investing activities reflects $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera Software, Inc. and $3.4 million of equipment purchases during the first quarter of fiscal 2012. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash used in financing activities during the first three months of fiscal 2012 was primarily due to a $5.3 million principal payment on the senior term debt, partially offset by $3.4 million in proceeds received from the exercise of stock options.

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

Under the Wells Fargo credit agreement (“WF credit agreement”), we have the ability to borrow up to $75 million under a senior secured revolving credit facility. The maximum principal amount that may be borrowed is the lesser of $75 million, reduced by $1.0 million per quarter commencing July 1, 2012, or the amount of the monthly borrowing base. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our convertible subordinated notes remain outstanding on that date.

Our outstanding borrowings under the WF credit agreement were $49.5 million at June 30, 2012, at an interest rate of 2.72%, which was subsequently reset to 2.46% on July 2, 2012. In addition, we have letters of credit totaling $0.3 million, reducing the amount available to borrow on the revolver to $25.2 million at June 30, 2012. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirement was amended to be at least $15 million for the most recently completed month through December 31, 2012, increasing to $20 million on January 1, 2013. The average liquidity requirement to avoid triggering mandatory field audits was amended to be at least $20 million through March 31, 2013, increasing to $25 million on April 1, 2013. As of June 30, 2012, we were in compliance with all debt covenants.

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

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of the recession and slow economic recovery and their impact on the data protection and big data and archive markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the lenders to do any of the following:

  Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line, or
  Approve any amendments to the credit agreement we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at June 30, 2012, this would mean $49.5 million could become immediately payable.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 filed with the Securities and Exchange Commission on June 14, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our borrowings under the WF credit agreement. Our outstanding convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during the three months ended June 30, 2012. During the first quarter of fiscal 2013, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

The interest rate on amounts borrowed on our WF credit agreement is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.1 million for the three months ended June 30, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum and Venture Corporation Limited in the U.S. District Court in the Southern District of California, alleging that certain automated tape libraries of the defendants fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We are well-positioned to defend ourselves and will do so vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

The economic crisis in the U.S. and global financial markets in 2008 and 2009 and the continuing slow recovery has had a material and adverse impact on our business and our financial condition, including reduced demand for our products and concerns about our ability to access capital markets. We continue to face risks related to the slow economic recovery, including risks related to economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk systems and software solutions, could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Ingram Micro, Inc. and others. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.

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

Some of our tape and disk products are incorporated into larger storage systems or solutions that are marketed and sold to end users by large OEM customers as well as VARs, channel partners and other distributors. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers such as distributors and VARs. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

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

Our competitors in the data protection market for disk systems and virtual machine solutions are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours. Competition in our markets is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

  Competitors decreasing in number but having greater resources and becoming more competitive with us;
  Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s); and
  Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.

These transactions also create uncertainty and disruption in the market because whether a pending transaction will be completed, the timing of such a transaction and its degree of impact are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.

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

Additionally, the competitive landscape could change due to merger and acquisition activity. Transactions such as these may impact us in a number of ways. For instance, they could result in:

  Competitors decreasing in number but having greater resources and becoming more competitive with us;
  Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s); and
  Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.

These transactions also create uncertainty and disruption in the market, because whether a pending transaction will be completed, the timing of such a transaction and its degree of impact are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.

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

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners. Disruptions to any one of these factors could reduce our branded software revenues which could adversely affect our business, financial condition and operating results.

Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort of our OEM deduplication software partners in marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, except for the first quarter of fiscal 2011 when significant revenue was recognized in accordance with contractual requirements, our OEM deduplication software revenue has significantly declined, which has negatively impacted our results. Any further disruptions to the factors on which our OEM deduplication software revenues depends could adversely affect our business, financial condition and operating results.

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

We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance or other factors. In addition, we may rely on the performance of employees whose skill sets are not sufficiently developed to fulfill their expected job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

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

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with CTS Solutions and Overland Storage described in Legal Proceedings. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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
  Declines in large orders, or orders greater than $200,000;
  Declines in royalty revenues;
  Declines in software revenues;
  Product development and ramp cycles and product performance or quality issues;
  Poor execution of and performance against expected sales and marketing plans and strategies;
  Reduced demand from our OEM or distribution, VAR, DMR and other large customers; and
  Increased competition.

For instance, for the first quarter of fiscal 2013, our financial results were below our guidance for the period in part because we were unable to close a number of larger transactions. After we reported this on July 9, 2012, our share price declined by 28%. If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 33 of this report is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: August 9, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
10.1	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.