Form 10-Q
period 2012-09-30
QUANTUM CORP /DE/
filed 2012-11-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

Form 10-Q
____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of the close of business on November 2, 2012, 240,765,014 shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$28,972	$51,261
Restricted cash	3,981	4,230
Accounts receivable, net of allowance for doubtful accounts of $75 and $217, respectively	99,564	110,840
Manufacturing inventories	54,794	61,111
Service parts inventories	37,149	39,050
Deferred income taxes	4,950	5,295
Other current assets	8,918	9,434
Total current assets	238,328	281,221

Long-term assets:
Property and equipment, less accumulated depreciation	25,945	25,440
Amortizable intangible assets, less accumulated amortization	17,455	25,763
In-process research and development	349	349
Goodwill	55,613	55,613
Other long-term assets	8,077	6,962
Total long-term assets	107,439	114,127
	$345,767	$395,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$42,930	$56,304
Accrued warranty	7,904	7,586
Deferred revenue, current	82,520	93,441
Accrued restructuring charges	924	1,752
Accrued compensation	28,223	31,971
Income taxes payable	351	1,133
Other accrued liabilities	19,023	17,866
Total current liabilities	181,875	210,053

Long-term liabilities:
Deferred revenue, long-term	36,293	36,430
Deferred income taxes	4,476	4,564
Long-term debt	49,495	49,495
Convertible subordinated debt	135,000	135,000
Other long-term liabilities	6,313	6,486
Total long-term liabilities	231,577	231,975

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 240,715 and 236,402 shares
issued and outstanding at September 30, 2012 and March 31, 2012, respectively	2,407	2,364
Capital in excess of par	418,457	409,770
Accumulated deficit	(495,163)	(465,397)
Accumulated other comprehensive income	6,614	6,583
Total stockholders’ deficit	(67,685)	(46,680)
	$345,767	$395,348

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Product revenue	$100,067	$115,126	$193,878	$217,394
Service revenue	35,711	35,898	71,798	72,594
Royalty revenue	11,562	14,015	22,543	28,586
Total revenue	147,340	165,039	288,219	318,574
Cost of product revenue	67,884	72,299	132,634	140,806
Cost of service revenue	20,232	21,129	40,566	43,195
Restructuring benefit related to cost of revenue	—	—	—	(300)
Total cost of revenue	88,116	93,428	173,200	183,701
Gross margin	59,224	71,611	115,019	134,873
Operating expenses:
Research and development	19,475	19,003	38,024	37,583
Sales and marketing	34,441	31,115	69,719	61,640
General and administrative	15,279	15,230	32,059	31,232
Restructuring charges	—	863	—	699
	69,195	66,211	139,802	131,154
Gain on sale of patents	—	1,500	—	1,500
Income (loss) from operations	(9,971)	6,900	(24,783)	5,219
Other income and expense	(110)	(182)	(448)	(280)
Interest expense	(1,817)	(2,852)	(3,666)	(5,661)
Income (loss) before income taxes	(11,898)	3,866	(28,897)	(722)
Income tax provision	370	305	869	943
Net income (loss)	$(12,268)	$3,561	$(29,766)	$(1,665)

Basic and diluted net income (loss) per share:	$(0.05)	$0.01	$(0.12)	$(0.01)

Weighted average common and common equivalent shares:
Basic	239,856	232,712	238,251	230,579
Diluted	239,856	238,459	238,251	230,579

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(12,268)	$3,561	$(29,766)	$(1,665)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	659	(601)	(143)	(485)
Net unrealized gain (loss) on revaluation of long-
term intercompany balances	(110)	138	174	111
Total other comprehensive income (loss)	549	(463)	31	(374)
Total comprehensive income (loss)	$(11,719)	$3,098	$(29,735)	$(2,039)

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(29,766)	$(1,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,151	5,928
Amortization	8,895	12,521
Service parts lower of cost or market adjustment	4,700	3,851
Deferred income taxes	274	(713)
Share-based compensation	8,013	6,822
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	11,276	6,330
Manufacturing inventories	1,499	(5,992)
Service parts inventories	2,019	2,166
Accounts payable	(13,347)	1,189
Accrued warranty	318	79
Deferred revenue	(11,058)	(5,578)
Accrued restructuring charges	(828)	(2,761)
Accrued compensation	(3,682)	(4,506)
Income taxes payable	(765)	248
Other assets and liabilities	1,779	(913)
Net cash provided by (used in) operating activities	(14,522)	17,006

Cash flows from investing activities:
Purchases of property and equipment	(6,691)	(6,036)
(Increase) decrease in restricted cash	169	(1,245)
Purchases of other investments	(2,169)	—
Return of principal from other investments	208	—
Payment for business acquisition, net of cash acquired	—	(8,152)
Net cash used in investing activities	(8,483)	(15,433)

Cash flows from financing activities:
Repayments of long-term debt	—	(35,521)
Payment of taxes due upon vesting of restricted stock	(1,882)	(2,544)
Proceeds from issuance of common stock	2,599	6,975
Net cash provided by (used in) financing activities	717	(31,090)

Effect of exchange rate changes on cash and cash equivalents	(1)	(33)

Net decrease in cash and cash equivalents	(22,289)	(29,550)
Cash and cash equivalents at beginning of period	51,261	76,010
Cash and cash equivalents at end of period	$28,972	$46,460

Fair value of common stock issued for business combination	$—	$2,767

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. On June 13, 2011, we acquired Pancetera Software, Inc. (“Pancetera”), and Pancetera’s results of operations are included in our Condensed Consolidated Statements of Operations from that date. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2012 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2012 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 14, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides entities the option to perform a qualitative assessment to determine whether it is more likely than not an indefinite-lived asset is impaired, similar to the goodwill impairment testing guidance. If an entity determines the fair value of the indefinite-lived asset is not more likely than not impaired, then no additional testing is required. ASU 2012-02 also provides examples of changes in events and circumstances that an entity should consider for impairment indicators in interim periods. ASU 2012-02 is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and may be early adopted. We plan to early adopt in the fourth quarter of fiscal 2013 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 2: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	September 30, 2012	March 31, 2012
Money market funds	$20,332	$37,776

We did not record impairments to any non-financial assets in the second quarter and first six months of fiscal 2013 or 2012. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $184.5 million in long-term debt at September 30, 2012, and the estimated fair value of our long-term debt was approximately $179.7 million, based on market prices in less active markets and current interest rates (level 2 fair value measurements).

NOTE 3: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2012	March 31, 2012
Manufacturing inventories:
Finished goods	$17,675	$22,122
Work in process	6,930	5,781
Materials and purchased parts	30,189	33,208
	$54,794	$61,111

	As of
	September 30, 2012	March 31, 2012
Service parts inventories:
Finished goods	$19,818	$19,202
Component parts	17,331	19,848
	$37,149	$39,050

NOTE 4: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the second quarter of fiscal 2013 and 2012, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of
	September 30, 2012			March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$182,922	$(179,389)	$3,533	$182,922	$(176,893)	$6,029
Trademarks	3,900	(3,900)	—	3,900	(3,656)	244
Customer lists	106,419	(92,497)	13,922	106,419	(86,929)	19,490
	$293,241	$(275,786)	$17,455	$293,241	$(267,478)	$25,763

Total intangible amortization expense was $3.7 million and $8.3 million for the three and six months ended September 30, 2012, respectively, and was $5.4 million and $11.3 million for the three and six months ended September 30, 2011, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the second quarter of fiscal 2013. The following table provides a summary of the goodwill balance at both September 30, 2012 and March 31, 2012 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 5: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Beginning balance	$7,797	$7,157	$7,586	$7,034
Additional warranties issued	2,579	2,247	5,203	4,696
Adjustments for warranties issued in prior fiscal years	273	343	590	764
Settlements	(2,745)	(2,634)	(5,475)	(5,381)
Ending balance	$7,904	$7,113	$7,904	$7,113

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

NOTE 6: LONG-TERM DEBT

Our outstanding borrowings under the Wells Fargo credit agreement (“WF credit agreement”) were $49.5 million at September 30, 2012, at an interest rate of 2.46%. In addition, we have letters of credit totaling $0.3 million, reducing the amount available to borrow on the revolver to $24.2 million at September 30, 2012.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirement was amended to be at least $15 million for the most recently completed month through December 31, 2012, increasing to $20 million on January 1, 2013. The average liquidity requirement to avoid triggering mandatory field audits was amended to be at least $20 million through March 31, 2013, increasing to $25 million on April 1, 2013. As of September 30, 2012, we were in compliance with all debt covenants.

NOTE 7: RESTRUCTURING CHARGES

In fiscal 2012, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. We had no restructuring expense for the three or six months ending September 30, 2012. The types of restructuring expense for the three and six months ended September 30, 2011 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
By expense (benefit) type
Severance and benefits	$—	$554	$—	$375
Facilities	—	309	—	324
Other	—	—	—	(300)
Total	$—	$863	$—	$399

During the second quarter and first six months of fiscal 2012, we accrued severance charges for various positions eliminated worldwide. Facility restructuring charges for both the second quarter and first six months of fiscal 2012 were due to estimated charges for a facility in India that we vacated in the second quarter of fiscal 2012. The other restructuring reversal for the first six months of fiscal 2012 was due to actual payments lower than estimated on a supplier relationship.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2012
	Severance and Benefits	Facilities	Total
Balance as of June 30, 2012	$930	$338	$1,268
Cash payments	(253)	(91)	(344)
Balance as of September 30, 2012	$677	$247	$924

	Six Months Ended September 30, 2012
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2012	$1,312	$440	$1,752
Cash payments	(635)	(193)	(828)
Balance as of September 30, 2012	$677	$247	$924

	As of September 30, 2012
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2013	$677	$104	$781
Fiscal 2014 to 2016	—	143	143
	$677	$247	$924

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Share-based compensation:
Cost of revenue	$642	$568	$1,213	$1,023
Research and development	947	1,031	1,847	1,671
Sales and marketing	1,246	1,213	2,330	1,932
General and administrative	891	993	2,623	2,196
	$3,726	$3,805	$8,013	$6,822

Share-based compensation by type of award:
Stock options	$247	$580	$1,206	$1,533
Restricted stock	3,028	2,512	5,781	4,209
Stock purchase plan	451	713	1,026	1,080
	$3,726	$3,805	$8,013	$6,822

Stock Options

No stock options were granted in the second quarter or in the first six months of fiscal 2013. No stock options were granted in the second quarter of fiscal 2012; however, stock options were granted in the first six months of fiscal 2012. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first six months of fiscal 2012 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Option life (in years)	N/A	N/A	N/A	4.0
Risk-free interest rate	N/A	N/A	N/A	1.57%
Stock price volatility	N/A	N/A	N/A	112.33%
Weighted-average grant date fair value	N/A	N/A	N/A	$1.91

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the second quarter and first six months of fiscal 2013 were $1.99 and $2.00, respectively. The weighted-average grant date fair values of restricted stock units granted during the second quarter and first six months of fiscal 2012 were $3.25 and $3.19, respectively.

Stock Purchase Plan

Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2013 and fiscal 2012, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2012 and 2011 are as follows:

	Three and Six Months Ended
	September 30, 2012	September 30, 2011
Option life (in years)	0.5	0.5
Risk-free interest rate	0.15%	0.08%
Stock price volatility	74.81%	56.27%
Weighted-average grant date fair value	$0.51	$0.54

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	19,394	$2.32
Exercised	(267)	0.97
Forfeited	(283)	2.61
Expired	(2,350)	3.69
Outstanding as of September 30, 2012	16,494	$2.14	2.44	$3,519
Vested and expected to vest at September 30, 2012	16,374	$2.14	2.42	$3,513
Exercisable as of September 30, 2012	15,379	$2.13	2.22	$3,413

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2012	8,861	$2.75
Granted	5,299	2.00
Vested	(3,017)	2.60
Forfeited	(405)	2.32
Nonvested at September 30, 2012	10,738	$2.44

NOTE 9: INCOME TAXES

Income tax provisions for the second quarter and first six months of fiscal 2013 were $0.4 million and $0.9 million, respectively, and were $0.3 million and $0.9 million for the second quarter and first six months of fiscal 2012, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes.

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

NOTE 10: NET INCOME (LOSS) PER SHARE

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(12,268)	$3,561	$(29,766)	$(1,665)
Weighted average shares and common share
equivalents (“CSE”):
Basic	239,856	232,712	238,251	230,579
Dilutive CSE from stock plans	—	5,488	—	—
Dilutive CSE from ESPP	—	259	—	—
Diluted	239,856	238,459	238,251	230,579

Basic and diluted net income (loss) per share	$(0.05)	$0.01	$(0.12)	$(0.01)

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For all periods presented, 31.2 million weighted equivalent shares of 3.50% convertible subordinated notes issued in November 2010 were excluded.

  For the second quarter and first six months of fiscal 2013, options to purchase 17.6 million and 18.3 million weighted average shares, respectively, were excluded. For the second quarter and first six months of fiscal 2012, options to purchase 9.6 million and 21.8 million weighted average shares, respectively, were excluded.

  Unvested restricted stock and restricted stock units of 10.7 million and 9.7 million weighted average shares for the second quarter and first six months of fiscal 2013, respectively, were excluded. Unvested restricted stock units for 5.9 million and 8.3 million weighted average shares for the second quarter and first six months of fiscal 2012, respectively, were excluded.

NOTE 11: LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum and Venture Corporation Limited in the U.S. District Court for the Southern District of California, alleging that certain automated tape libraries of the defendants fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves and will do so vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. We are seeking injunctive relief and the recovery of monetary damages. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable awards related to the lawsuit at this time.

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

NOTE 12: SUBSEQUENT EVENTS

On October 31, 2012, we issued $60.0 million aggregate principal amount of 4.50% convertible senior subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10.0 million aggregate principal amount of 4.50% convertible senior subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount of notes, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We will pay 4.50% interest per annum on the principal amount of the notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities.

We repaid all outstanding borrowings under the WF credit agreement with $49.5 million of the proceeds from the 4.50% notes on October 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including increasing revenue in higher margin areas of our business; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure and our plans to reduce spending; (5) our belief that customers delayed tape library and tape drive purchases due to the anticipated release of LTO-6 tape drives and tape automation libraries and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally, particularly in light of EU sovereign debt concerns and the uncertainty in the U.S. regarding fiscal and tax policies; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; (9) customers not adopting LTO-6 tape drives and tape automation libraries in numbers consistent with past technology introductions and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

For the second quarter of fiscal 2013, we believe our focus on closing transactions earlier in the quarter, qualifying orders earlier in the process and making contact with senior level decision makers at end users helped us improve our revenue results for disk systems and software solutions. We continued to acquire new customers which we believe was due in part to increased end user awareness as a result of our recent marketing and advertising campaigns. In addition, we introduced several new products during the second quarter of fiscal 2013, including our Q-Cloud backup and disaster recovery subscription service and StorNext 4.3. During the quarter, we also continued to expand our partnerships and routes to market.

During the second quarter of fiscal 2013, we believe there was weakness and reduced demand in the market for tape automation products. In addition, we believe there were some customers that delayed making tape library and tape drive purchases in the second quarter of fiscal 2013, and to a lesser extent in prior quarters, due to the anticipated release of LTO-6 tape drives and tape automation libraries in the upcoming quarter. Historically, we have seen declines in our tape automation systems revenue prior to the release of new technology due to customers delaying purchases until the new technology becomes available. Global economic conditions also continued to be volatile and uncertain, especially in Europe, and companies continued to be cautious with their purchasing decisions.

In an effort to return to generating positive cash flow from operations, we plan to implement various cost controls and spending reductions. We continue to be focused on building the long-term growth areas of the business and supporting our strategic initiatives. In addition, between October 31 and November 6, 2012, we issued $70 million of convertible senior subordinated notes due November 15, 2017 to improve our capital structure, strengthen our balance sheet and provide greater flexibility in our business operations. These initiatives are intended to improve profitability and increase shareholder value.

Results

We had total revenue of $147.3 million in the second quarter of fiscal 2013, an 11% decrease from the second quarter of fiscal 2012. Revenue was lower than expected for tape automation systems and tape devices, and royalty revenue decreased as expected. Our product revenue from OEM customers decreased 19% and revenue from branded products decreased 11% both primarily due to lower than expected tape automation systems revenue. As noted above, we believe tape automation systems revenue decreases reflected reduced market demand. Our continued efforts to increase revenue from disk systems and software solutions resulted in record quarterly revenue and a 14% increase in this revenue category. Service revenue was slightly lower than the second quarter of fiscal 2012. Our continued focus on growing our branded business is reflected in the greater proportion of non-royalty revenue from branded business, at 84% in the second quarter of fiscal 2013, compared to 82% in the second quarter of fiscal 2012.

Our gross margin percentage decreased 320 basis points from the second quarter of fiscal 2012 to 40.2% primarily due to the decrease in product revenue in addition to a decrease in high-margin royalty revenue. Operating expenses increased $3.0 million, or 5% from the second quarter of fiscal 2012, primarily from increased sales and marketing expenses, largely due to growing our sales force and marketing team. We also continued our expanded marketing programs in the second quarter of fiscal 2013 to generate greater awareness and future demand for Quantum products and services. We had a $10.0 million loss from operations in the second quarter of fiscal 2013 compared to operating income of $6.9 million in the second quarter of fiscal 2012.

Interest expense decreased 36% to $1.8 million primarily due to principal payments in the prior fiscal year. We had a net use of cash from operating activities of $13.4 million in the second quarter of fiscal 2013 compared to net cash provided by operating activities of $5.6 million in the second quarter of fiscal 2012.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	September 30,	% of	September 30,	% of		%
	2012	revenue	2011	revenue	Change	Change
Product revenue	$100,067	67.9%	$115,126	69.8%	$(15,059)	(13.1)%
Service revenue	35,711	24.2%	35,898	21.7%	(187)	(0.5)%
Royalty revenue	11,562	7.9%	14,015	8.5%	(2,453)	(17.5)%
Total revenue	$147,340	100.0%	$165,039	100.0%	$(17,699)	(10.7)%

	Six Months Ended
	September 30,	% of	September 30,	% of		%
	2012	revenue	2011	revenue	Change	Change
Product revenue	$193,878	67.3%	$217,394	68.2%	$(23,516)	(10.8)%
Service revenue	71,798	24.9%	72,594	22.8%	(796)	(1.1)%
Royalty revenue	22,543	7.8%	28,586	9.0%	(6,043)	(21.1)%
Total revenue	$288,219	100.0%	$318,574	100.0%	$(30,355)	(9.5)%

Total revenue decreased in the second quarter of fiscal 2013, largely due to lower than expected tape automation systems revenue and an expected decrease in royalty revenue. Total revenue in the first six months of fiscal 2013 decreased from the first six months of fiscal 2012, reflecting economic weakness in Europe, a decrease in large orders, or orders over $200,000, and potential delayed purchases from customers waiting for LTO-6 technology. Revenue from branded data protection products and services decreased $13.0 million, or 12% from the second quarter of fiscal 2012 and decreased 10% from the first six months of fiscal 2012. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded big data and archive products and services increased $3.2 million, or 27% from the second quarter of fiscal 2012 and increased 35% from the first six months of fiscal 2012. Big data and archive products include StorNext software and StorNext and Q-Series appliances. In addition, OEM product and service revenue decreased $5.4 million and $9.2 million from the second quarter and first six months of fiscal 2012, respectively. Royalty revenue decreased $2.5 million and $6.0 million from the second quarter and first six months of fiscal 2012, respectively.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $15.1 million and $23.5 million in the second quarter and first six months of fiscal 2013, respectively, compared to the prior year periods primarily due to decreased revenue from sales of tape automation systems across most all product lines. These decreases were partially offset by the addition of revenue from our new StorNext appliances that resulted in increased disk systems and software solutions revenue for both the second quarter and first six months of fiscal 2013. Revenue from sales of branded products decreased 11% and 9%, respectively, and sales of products to our OEM customers decreased 19% and 16%, respectively, in the second quarter and first six months of fiscal 2013 compared to the prior year periods.

	Three Months Ended
(In thousands)	September 30,	% of	September 30,	% of		%
	2012	revenue	2011	revenue	Change	Change
Disk systems and software solutions	$35,749	24.3%	$31,372	19.0%	$4,377	14.0%
Tape automation systems	48,812	33.1%	62,410	37.9%	(13,598)	(21.8)%
Devices and media	15,506	10.5%	21,344	12.9%	(5,838)	(27.4)%
Product revenue	$100,067	67.9%	$115,126	69.8%	$(15,059)	(13.1)%

	Six Months Ended
	September 30,	% of	September 30,	% of		%
	2012	revenue	2011	revenue	Change	Change
Disk systems and software solutions	$60,410	21.0%	$54,831	17.2%	$5,579	10.2%
Tape automation systems	99,292	34.4%	120,145	37.7%	(20,853)	(17.4)%
Devices and media	34,176	11.9%	42,418	13.3%	(8,242)	(19.4)%
Product revenue	$193,878	67.3%	$217,394	68.2%	$(23,516)	(10.8)%

Our disk systems and software solutions revenue increased 14% and 10%, respectively, from the second quarter and first six months of fiscal 2012 primarily due to the addition of revenue from our StorNext appliances and Q-Series disk. The first StorNext appliance was introduced in the second quarter of fiscal 2012. As noted above, we had record quarterly revenue for disk systems and software solutions. In addition, enterprise disk systems revenue increased 30% from the second quarter of fiscal 2012 mainly due to increased large orders, or orders over $200,000. The 30% revenue growth in enterprise disk systems revenue from the second quarter of fiscal 2012 did not fully offset the 44% decrease from the first quarter of fiscal 2012, resulting in a 7% decrease in enterprise disk systems revenue for the first six months of fiscal 2013 compared to the prior year period.

The decrease in tape automation systems revenue in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to decreased branded tape automation system sales and, to a lesser extent, from decreased OEM tape automation system sales. Contributing to the decrease in branded tape automation systems revenue was a decline in sales to agencies and departments of the U.S. federal government compared to the second quarter of fiscal 2012. Tape automation systems revenue from midrange products decreased the most in the second quarter of fiscal 2013 followed by decreased revenue for enterprise and entry level products. For the first six months of fiscal 2013, enterprise and midrange tape automation systems had the largest decreases compared to the prior year period. As noted above, tape automation system revenue in the second quarter and first six months of fiscal 2013 may have been negatively impacted by reduced demand in the market, including customers delaying tape library and tape drive purchases due to the anticipated release of LTO-6 tape technology.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased from the second quarter and first six months of fiscal 2012 largely due to decreased media sales in addition to lower revenue from devices. The second quarter and first six months of fiscal 2012 had higher than usual media sales due to customers increasing their media inventories in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan. Revenue from devices decreased primarily due to overall market declines and may have also been impacted by the pending availability of LTO-6 tape technology.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased 1% from both the second quarter and first six months of fiscal 2012 primarily due to a decreased volume of OEM product repair services, mostly offset by growth in revenue from branded service contracts associated with our StorNext appliances.

Royalty Revenue

Tape media royalties decreased 18% and 21% from the second quarter and first six months of fiscal 2012 due to lower media unit sales sold by media licensees. The decrease was primarily due to higher than typical media sales during the second quarter and first six months of fiscal 2012 due to inventories being increased in the second quarter and first half of fiscal 2012 in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan.

Gross Margin

	Three Months Ended
(In thousands)	September 30,	Gross	September 30,	Gross		%
	2012	margin %	2011	margin %	Change	Change
Product gross margin	$32,183	32.2%	$42,827	37.2%	$(10,644)	(24.9)%
Service gross margin	15,479	43.3%	14,769	41.1%	710	4.8%
Royalty gross margin	11,562	100.0%	14,015	100.0%	(2,453)	(17.5)%
Gross margin	$59,224	40.2%	$71,611	43.4%	$(12,387)	(17.3)%

	Six Months Ended
	September 30,	Gross	September 30,	Gross		%
	2012	margin %	2011	margin %	Change	Change
Product gross margin	$61,244	31.6%	$76,588	35.2%	$(15,344)	(20.0)%
Service gross margin	31,232	43.5%	29,399	40.5%	1,833	6.2%
Royalty gross margin	22,543	100.0%	28,586	100.0%	(6,043)	(21.1)%
Gross margin	$115,019	39.9%	$134,873 *	42.3%	$(19,854)	(14.7)%

*Gross margin for the six months ended September 30, 2011 includes $0.3 million of restructuring benefit related to cost of revenue.

The 320 basis point decrease in gross margin percentage compared to the second quarter of fiscal 2012 was primarily due to decreased product revenue. Some of our costs of goods sold are relatively fixed in the short term; therefore, revenue increases or decreases can have a material impact on the gross margin rate. In addition, approximately 100 basis points of the decrease was due to the $2.5 million decrease in royalty revenue. Approximately half of the 240 basis point decrease in gross margin percentage for the first six months of fiscal 2013 was due to a $6.0 million decrease in royalty revenue and the other half was largely due to decreased product revenue.

Product Margin

Product gross margin dollars decreased $10.6 million, or 25%, compared to the second quarter of fiscal 2012, and our product gross margin rate decreased 500 basis points primarily due to a 13% decrease in product revenue. For the first six months of fiscal 2013, product gross margin decreased $15.3 million, or 20%, and our product gross margin rate decreased 360 basis points primarily due to an 11% decrease in product revenue. Some of our product costs of goods sold are relatively fixed in the short term; therefore, product revenue increases or decreases impact the product gross margin rate. The change in the mix of products sold also contributed to decreased product margins in the second quarter and first six months of fiscal 2013. In addition, we had an increase in the inventory allowance in the second quarter and first six months of fiscal 2013 compared to the prior year periods largely due to more products nearing end of life than in the second quarter and first six months of fiscal 2012. Partially offsetting this decrease was lower intangible amortization in both the second quarter and first six months of fiscal 2013 due to certain intangible assets becoming fully amortized in fiscal 2012 and the second quarter of fiscal 2013.

Service Margin

Service gross margin dollars increased $0.7 million, or 5%, compared to the second quarter of fiscal 2012, and service gross margin percentage increased 220 basis points despite a decrease in service revenue of $0.2 million. For the first six months of fiscal 2013 service gross margin dollars increased $1.8 million, or 6%, and service gross margin percentage increased 300 basis points despite a decrease in service revenue of $0.8 million compared to the first half of fiscal 2012. These service margin increases were primarily due to reduced costs across our service delivery model in part due to bringing repair of certain product lines in-house and from a decreased volume of repairs. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

The more significant cost decreases in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 were for external service providers and third party warehouse expenses. For the first six months of fiscal 2013, the more significant cost decreases compared to the prior year period were for third party warehouse, external service providers and service materials. Third party warehouse expenses decreased due to reduced usage as a result of bringing repair of certain product lines in-house. External service provider expense decreased due to a combination of bringing repair of certain product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers. Service material decreases were primarily due to decreased volumes of repairs compared to the prior year.

Research and Development Expenses

	Three Months Ended
(In thousands)	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Research and development	$19,475	13.2%	$19,003	11.5%	$472	2.5%

	Six Months Ended
	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Research and development	$38,024	13.2%	$37,583	11.8%	$441	1.2%

The increase in research and development expenses compared to the second quarter and first six months of fiscal 2012 was primarily due to an increase in use of external service providers largely for next generation LTO product development.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Sales and marketing	$34,441	23.4%	$31,115	18.9%	$3,326	10.7%

	Six Months Ended
	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Sales and marketing	$69,719	24.2%	$61,640	19.3%	$8,079	13.1%

The increase in sales and marketing expense for the second quarter and first six months of fiscal 2013 was primarily due to a $1.7 million and $4.2 million increase, respectively, in compensation and benefits from growing our branded sales force and marketing team. We also had increases of $0.6 million and $2.4 million compared to the second quarter and first six months of fiscal 2012, respectively, in marketing and advertising expenses due to expanded marketing programs to generate greater awareness of Quantum and increase future demand for our products and services.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
General and administrative	$15,279	10.4%	$15,230	9.2%	$49	0.3%

	Six Months Ended
	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
General and administrative	$32,059	11.1%	$31,232	9.8%	$827	2.6%

The increase in general and administrative expenses for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to a $0.6 million increase in facility expenses due to a higher proportion of facility costs attributable to general corporate operations as a result of reducing facilities utilized for manufacturing, service and research and development over the past year.

Gain on Sale of Patents

	Three Months Ended
(In thousands)	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Gain on sale of patents	$—	—%	$1,500	0.9%	$(1,500)	(100.0)%

	Six Months Ended
	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Gain on sale of patents	$—	—%	$1,500	0.5%	$(1,500)	(100.0)%

In the second quarter of fiscal 2012, we had a $1.5 million gain on the sale of certain patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Interest Expense

	Three Months Ended
(In thousands)	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Interest expense	$1,817	1.2%	$2,852	1.7%	$(1,035)	(36.3)%

	Six Months Ended
	September 30, 2012	% of revenue	September 30, 2011	% of revenue	Change	% Change
Interest expense	$3,666	1.3%	$5,661	1.8%	$(1,995)	(35.2)%

Interest expense decreased from the second quarter of fiscal 2012 primarily due to principal payments in the prior fiscal year that reduced the outstanding balance of senior debt, decreasing interest expense. In addition, refinancing our senior debt in March 2012 decreased interest rates and debt amortization expense compared to the prior credit agreement. For the first six months of fiscal 2013, interest expense decreased primarily due to refinancing our senior debt in March 2012. In addition, principal payments in the prior fiscal year reduced the outstanding balance of senior debt, decreasing interest expense compared to the first half of fiscal 2012.

Income Taxes

	Three Months Ended
(In thousands)	September 30, 2012	% of pre-tax loss	September 30, 2011	% of pre-tax income	Change	% Change
Income tax provision	$370	(3.1)%	$305	7.9%	$65	21.3%

	Six Months Ended
	September 30, 2012	% of pre-tax loss	September 30, 2011	% of pre-tax loss	Change	% Change
Income tax provision	$869	(3.0)%	$943	(130.6)%	$(74)	(7.8)%

The income tax provision for the second quarter and first six months of fiscal 2013 and 2012 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of revenue	$1,134	$2,101	$(967)	(46.0)%
Sales and marketing	2,556	3,285	(729)	(22.2)%
General and administrative	—	7	(7)	(100.0)%
	$3,690	$5,393	$(1,703)	(31.6)%

	Six Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of revenue	$2,496	$4,676	$(2,180)	(46.6)%
Sales and marketing	5,812	6,616	(804)	(12.2)%
General and administrative	—	32	(32)	(100.0)%
	$8,308	$11,324	$(3,016)	(26.6)%

The decrease in intangible expense in the second quarter and first six months of fiscal 2013 compared to the second quarter and first six months of fiscal 2012 was primarily due to certain intangibles becoming fully amortized during fiscal 2012 and the first six months of fiscal 2013. For further information regarding amortizable intangible assets, refer to Note 4: “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of revenue	$642	$568	$74	13.0%
Research and development	947	1,031	(84)	(8.1)%
Sales and marketing	1,246	1,213	33	2.7%
General and administrative	891	993	(102)	(10.3)%
	$3,726	$3,805	$(79)	(2.1)%

	Six Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of revenue	$1,213	$1,023	$190	18.6%
Research and development	1,847	1,671	176	10.5%
Sales and marketing	2,330	1,932	398	20.6%
General and administrative	2,623	2,196	427	19.4%
	$8,013	$6,822	$1,191	17.5%

The increase in share-based compensation for the first six months of fiscal 2013 was primarily due to restricted stock unit awards granted in the second quarter of fiscal 2013, largely due to merit increases for our workforce.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2012	September 30, 2011
Net loss	$(29,766)	$(1,665)

Net cash provided by (used in) operating activities	(14,522)	17,006
Net cash used in investing activities	(8,483)	(15,433)
Net cash provided by (used in) financing activities	717	(31,090)

Six Months Ended September 30, 2012

The $15.2 million difference between reported net loss and cash used in operating activities during the six months ended September 30, 2012 was primarily due to $28.0 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. In addition, we had an $11.3 million decrease in accounts receivable primarily due to decreased sales in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. These were partially offset by cash uses from a $13.3 million decrease in accounts payable and an $11.1 million decrease in deferred revenue. Accounts payable decreased due to decreased purchases in addition to the timing of payments. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.

Cash used in investing activities was primarily due to $6.7 million of property and equipment purchases and $2.2 million used to purchase other investments. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities, and we made leasehold improvements to a facility in the first quarter of fiscal 2013. Other investments were from investments we made in private technology companies with products or features complementary to Quantum products.

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

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing efforts to improve margins, return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

We have $135 million aggregate principal amount outstanding of 3.50% convertible subordinated notes due November 15, 2015. Semi-annual interest payments are required on these notes.

On October 31, 2012, we issued $60.0 million aggregate principal amount of 4.50% convertible senior subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10.0 million aggregate principal amount of 4.50% convertible senior subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We will pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities.

Under the Wells Fargo credit agreement (“WF credit agreement”), we have the ability to borrow up to $75 million under a senior secured revolving credit facility. The maximum principal amount that may be borrowed is the lesser of $75 million, reduced by $1.0 million per quarter commencing July 1, 2012, or the amount of the monthly borrowing base. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% convertible subordinated notes remain outstanding on that date.

Our outstanding borrowings under the WF credit agreement were $49.5 million at September 30, 2012, at an interest rate of 2.46%, which was subsequently reset to 2.61% on October 1, 2012. In addition, we have letters of credit totaling $0.3 million, reducing the amount available to borrow on the revolver to $24.2 million at September 30, 2012. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. On October 31, 2012, we repaid all outstanding borrowings under the WF credit agreement with $49.5 million of the proceeds from the 4.50% notes.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirement was amended to be at least $15 million for the most recently completed month through December 31, 2012, increasing to $20 million on January 1, 2013. The average liquidity requirement to avoid triggering mandatory field audits was amended to be at least $20 million through March 31, 2013, increasing to $25 million on April 1, 2013. As of September 30, 2012, we were in compliance with all debt covenants.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of the recession and slow economic recovery and their impact on the data protection and big data and archive markets. We are planning to implement cost reduction initiatives beginning in the third quarter of fiscal 2013 in an effort to better align spending with current revenue levels. We cannot provide assurance that the actions we are currently undertaking, have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our borrowings under the WF credit agreement. Our outstanding convertible subordinated notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during the three months ended September 30, 2012. During the first six months of fiscal 2013, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

The interest rate on amounts borrowed on our WF credit agreement is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.2 million for the six months ended September 30, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum and Venture Corporation Limited in the U.S. District Court for the Southern District of California, alleging that certain automated tape libraries of the defendants fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. We are seeking injunctive relief and the recovery of monetary damages. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable awards related to the lawsuit at this time.

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS is seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we intend to defend ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

The economic crisis in the U.S. and global financial markets in 2008 and 2009 and the continuing slow recovery has had a material and adverse impact on our business and our financial condition, including reduced demand for IT products and services overall and data protection and big data management specifically. We continue to face risks related to the slow economic recovery, including risks related to economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed an Omnibus bill that requires across-the-board automatic spending cuts effective January 1, 2013 if a budget agreement is not reached by December 31, 2012. The potential automatic spending cuts could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

A small number of institutional investors have owned a significant portion of our common stock at various times in recent years. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, or if there is a perception that those sales may occur, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure.

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

If the average closing price of our common stock were to drop below $1.00 per share over a consecutive thirty trading-day period, we would be out of compliance with NYSE Euronext (“NYSE”) rules, and our common stock could be delisted from trading on the NYSE, which could materially and adversely impair the liquidity and value of our common stock.

The price of our common stock has decreased recently, closing at $1.05 on October 31, 2012. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we will be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 38 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: November 9, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.3	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Quantum Corporation 2012 Long-Term Incentive Plan.*	8-K	001-13449	10.1	August 21, 2012
10.2	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan.‡*
10.3	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. ‡*
10.4	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. ‡*
10.5	Quantum Corporation Employee Stock Purchase Plan.*	8-K	001-13449	10.2	August 21, 2012
10.6	Quantum Corporation Executive Officer Incentive Plan, Effective April 1, 2012.*	8-K	001-13449	10.3	August 21, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.