Form 10-Q
period 2012-12-31
QUANTUM CORP /DE/
filed 2013-02-08
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

––––––––––––––––

Form 10-Q

––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-13449

––––––––––––––––

QUANTUM CORPORATION

––––––––––––––––

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

––––––––––––––––

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

As of the close of business on February 1, 2013, 240,962,472 shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$51,340	$51,261
Restricted cash	3,515	4,230
Accounts receivable, net of allowance for doubtful accounts of $58 and $217, respectively	115,993	110,840
Manufacturing inventories	53,845	61,111
Service parts inventories	34,931	39,050
Deferred income taxes	4,927	5,295
Other current assets	8,638	9,434
Total current assets	273,189	281,221

Long-term assets:
Property and equipment, less accumulated depreciation	24,055	25,440
Amortizable intangible assets, less accumulated amortization	14,879	25,763
In-process research and development	158	349
Goodwill	55,613	55,613
Other long-term assets	10,055	6,962
Total long-term assets	104,760	114,127
	$377,949	$395,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$46,539	$56,304
Accrued warranty	7,746	7,586
Deferred revenue, current	86,030	93,441
Accrued restructuring charges	4,935	1,752
Accrued compensation	32,289	31,971
Income taxes payable	227	1,133
Other accrued liabilities	17,477	17,866
Total current liabilities	195,243	210,053

Long-term liabilities:
Deferred revenue, long-term	39,191	36,430
Deferred income taxes	4,432	4,564
Long-term debt	—	49,495
Convertible subordinated debt	205,000	135,000
Other long-term liabilities	6,163	6,486
Total long-term liabilities	254,786	231,975

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 240,879 and 236,402 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	2,409	2,364
Capital in excess of par	422,132	409,770
Accumulated deficit	(503,309)	(465,397)
Accumulated other comprehensive income	6,688	6,583
Total stockholders’ deficit	(72,080)	(46,680)
	$377,949	$395,348

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Product revenue	$112,517	$124,081	$306,395	$341,475
Service revenue	35,340	35,362	107,138	107,956
Royalty revenue	11,538	14,049	34,081	42,635
Total revenue	159,395	173,492	447,614	492,066
Cost of product revenue	72,007	77,238	204,641	218,044
Cost of service revenue	19,360	22,537	59,926	65,732
Restructuring benefit related to cost of revenue	—	—	—	(300)
Total cost of revenue	91,367	99,775	264,567	283,476
Gross margin	68,028	73,717	183,047	208,590
Operating expenses:
Research and development	18,615	17,629	56,639	55,212
Sales and marketing	33,588	33,350	103,307	94,990
General and administrative	14,851	15,759	46,910	46,991
Restructuring charges	6,602	—	6,602	699
	73,656	66,738	213,458	197,892
Gain on sale of patents	—	—	—	1,500
Income (loss) from operations	(5,628)	6,979	(30,411)	12,198
Other income and expense	60	(142)	(388)	(422)
Interest expense	(2,230)	(2,450)	(5,896)	(8,111)
Income (loss) before income taxes	(7,798)	4,387	(36,695)	3,665
Income tax provision	348	473	1,217	1,416
Net income (loss)	$(8,146)	$3,914	$(37,912)	$2,249

Basic and diluted net income (loss) per share:	$(0.04)	$0.02	$(0.16)	$0.01

Weighted average common and common equivalent shares:
Basic	240,786	233,812	239,099	231,661
Diluted	240,786	239,912	239,099	239,261

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income (loss)	$(8,146)	$3,914	$(37,912)	$2,249
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	150	(334)	7	(819)
Net unrealized gain (loss) on revaluation of
long-term intercompany balances	(76)	(48)	98	63
Total other comprehensive income (loss)	74	(382)	105	(756)
Total comprehensive income (loss)	$(8,072)	$3,532	$(37,807)	$1,493

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(37,912)	$2,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,283	8,776
Amortization	12,013	17,785
Service parts lower of cost or market adjustment	7,026	7,564
Deferred income taxes	231	(785)
Share-based compensation	11,729	10,246
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,153)	(131)
Manufacturing inventories	1,502	(17,463)
Service parts inventories	2,857	3,150
Accounts payable	(9,748)	7,052
Accrued warranty	160	46
Deferred revenue	(4,650)	(2,727)
Accrued restructuring charges	3,184	(3,347)
Accrued compensation	326	1,975
Income taxes payable	(901)	438
Other assets and liabilities	1,921	(1,735)
Net cash provided by (used in) operating activities	(8,132)	33,093

Cash flows from investing activities:
Purchases of property and equipment	(9,389)	(8,538)
(Increase) decrease in restricted cash	691	(2,317)
Purchases of other investments	(2,169)	—
Return of principal from other investments	208	97
Payment for business acquisition, net of cash acquired	—	(8,152)
Net cash used in investing activities	(10,659)	(18,910)

Cash flows from financing activities:
Repayments of long-term debt	(49,495)	(35,698)
Borrowings of convertible subordinated debt, net	67,701	—
Payment of taxes due upon vesting of restricted stock	(1,926)	(2,638)
Proceeds from issuance of common stock	2,604	7,506
Net cash provided by (used in) financing activities	18,884	(30,830)

Effect of exchange rate changes on cash and cash equivalents	(14)	(113)

Net increase (decrease) in cash and cash equivalents	79	(16,760)
Cash and cash equivalents at beginning of period	51,261	76,010
Cash and cash equivalents at end of period	$51,340	$59,250

Fair value of common stock issued for business combination	$—	$2,767

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

NOTE 2: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	December 31, 2012	March 31, 2012
Money market funds	$36,115	$37,776

We did not record impairments to any non-financial assets in the third quarter and first nine months of fiscal 2013 or 2012. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $205.0 million of convertible subordinated debt at December 31, 2012, and the estimated fair value of our convertible subordinated debt was approximately $193.4 million, based on quoted market prices (level 1 fair value measurements).

NOTE 3: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	December 31, 2012	March 31, 2012
Manufacturing inventories:
Finished goods	$17,349	$22,122
Work in process	6,844	5,781
Materials and purchased parts	29,652	33,208
	$53,845	$61,111

	As of
	December 31, 2012	March 31, 2012
Service parts inventories:
Finished goods	$18,871	$19,202
Component parts	16,060	19,848
	$34,931	$39,050

NOTE 4: INTANGIBLE ASSETS AND GOODWILL

Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the third quarter of fiscal 2013 and 2012, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable and indefinite-lived intangible assets, and determined there were none. During the third quarter of fiscal 2013, we completed development on $0.2 million of in-process research and development, transferring it to purchased technology intangibles, and we began amortizing it over its useful life.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of
	December 31, 2012			March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$183,113	$(180,300)	$2,813	$182,922	$(176,893)	$6,029
Trademarks	3,900	(3,900)	—	3,900	(3,656)	244
Customer lists	106,419	(94,353)	12,066	106,419	(86,929)	19,490
	$293,432	$(278,553)	$14,879	$293,241	$(267,478)	$25,763

Total intangible amortization expense was $2.8 million and $11.1 million for the three and nine months ended December 31, 2012, respectively, and was $4.7 million and $16.1 million for the three and nine months ended December 31, 2011, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the third quarter of fiscal 2013. The following table provides a summary of the goodwill balance at both December 31, 2012 and March 31, 2012 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 5: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Beginning balance	$7,904	$7,113	$7,586	$7,034
Additional warranties issued	2,037	2,427	7,240	7,123
Adjustments for warranties issued in prior fiscal years	364	483	954	1,247
Settlements	(2,559)	(2,943)	(8,034)	(8,324)
Ending balance	$7,746	$7,080	$7,746	$7,080

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

NOTE 6: LONG-TERM DEBT

On October 31, 2012, we issued $60 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We will pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of loan fees for the 4.50% notes which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are amortized to interest expense over the loan term.

On October 31, 2012, we repaid all outstanding borrowings under the Wells Fargo credit agreement (“WF credit agreement”) with $49.5 million of the proceeds from the 4.50% notes. We have letters of credit totaling $1.1 million, reducing the amount available to borrow under the WF credit agreement to $71.9 million at December 31, 2012. As of December 31, 2012, we had no borrowings outstanding and were in compliance with all covenants.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirement was amended to be at $15 million through December 31, 2012, increasing to $20 million on January 1, 2013.

NOTE 7: RESTRUCTURING CHARGES

In fiscal 2012 and 2013, restructuring actions to consolidate operations supporting the business were the result of strategic management decisions. The types of restructuring expense for the three and nine months ended December 31, 2012 and December 31, 2011 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
By expense (benefit) type
Severance and benefits	$6,363	$—	$6,363	$375
Facilities	239	—	239	324
Other	—	—	—	(300)
Total	$6,602	$—	$6,602	$399

During the third quarter and first nine months of fiscal 2013, we accrued severance charges for various positions eliminated worldwide across most functions of the business to align spending with revenue expectations and accrued the remaining lease obligation for a vacant facility in the U.S. Severance and benefits accrued during the first nine of months of fiscal 2012 were for various positions eliminated worldwide. Facility restructuring charges for the first nine months of fiscal 2012 were due to estimated charges for a facility in India that we vacated in fiscal 2012. The other restructuring reversal for the first nine months of fiscal 2012 was due to actual payments lower than estimated on a supplier relationship.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2012
	Severance and Benefits	Facilities	Total
Balance as of September 30, 2012	$677	$247	$924
Restructuring costs	6,363	239	6,602
Cash payments	(2,514)	(77)	(2,591)
Balance as of December 31, 2012	$4,526	$409	$4,935

	Nine Months Ended December 31, 2012
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2012	$1,312	$440	$1,752
Restructuring costs	6,363	239	6,602
Cash payments	(3,149)	(270)	(3,419)
Balance as of December 31, 2012	$4,526	$409	$4,935

	As of December 31, 2012
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2013	$2,861	$32	$2,893
Fiscal 2014 to 2019	1,665	377	2,042
	$4,526	$409	$4,935

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

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Share-based compensation:
Cost of revenue	$626	$495	$1,839	$1,518
Research and development	925	795	2,772	2,466
Sales and marketing	1,273	1,127	3,603	3,059
General and administrative	892	1,007	3,515	3,203
	$3,716	$3,424	$11,729	$10,246

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Share-based compensation by type of award:
Stock options	$239	$583	$1,445	$2,116
Restricted stock	2,986	2,377	8,767	6,586
Stock purchase plan	491	464	1,517	1,544
	$3,716	$3,424	$11,729	$10,246

Stock Options

No stock options were granted in the third quarter or in the first nine months of fiscal 2013, or the third quarter of fiscal 2012; however, stock options were granted in the first nine months of fiscal 2012. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first nine months of fiscal 2012 were based on estimates at the date of grant as follows:

	Nine Months Ended
	December 31, 2012	December 31, 2011
Option life (in years)	N/A	4.0
Risk-free interest rate	N/A	1.57%
Stock price volatility	N/A	112.33%
Weighted-average grant date fair value	N/A	$1.91

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the third quarter and first nine months of fiscal 2013 were $1.44 and $1.99, respectively. The weighted-average grant date fair values of restricted stock units granted during the third quarter and first nine months of fiscal 2012 were $2.27 and $3.15, respectively.

Stock Purchase Plan

Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2013 and fiscal 2012, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2012 and 2011 are as follows:

	Nine Months Ended
	December 31, 2012	December 31, 2011
Option life (in years)	0.5	0.5
Risk-free interest rate	0.15%	0.08%
Stock price volatility	74.81%	56.27%
Weighted-average grant date fair value	$0.51	$0.54

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	19,394	$2.32
Exercised	(274)	0.97
Forfeited	(314)	2.49
Expired	(2,477)	3.66
Outstanding as of December 31, 2012	16,329	$2.14	2.19	$1,420
Vested and expected to vest at December 31, 2012	16,233	$2.14	2.18	$1,418
Exercisable as of December 31, 2012	15,352	$2.12	2.00	$1,376

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2012	8,861	$2.75
Granted	5,454	1.99
Vested	(3,217)	2.57
Forfeited	(585)	2.45
Nonvested at December 31, 2012	10,513	$2.43

NOTE 9: INCOME TAXES

Income tax provisions for the third quarter and first nine months of fiscal 2013 were $0.3 million and $1.2 million, respectively, and were $0.5 million and $1.4 million for the third quarter and first nine months of fiscal 2012, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes.

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

NOTE 10: NET INCOME (LOSS) PER SHARE

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income (loss)	$(8,146)	$3,914	$(37,912)	$2,249
Weighted average shares and common share equivalents (“CSE”):
Basic	240,786	233,812	239,099	231,661
Dilutive CSE from stock plans	—	5,622	—	7,101
Dilutive CSE from ESPP	—	478	—	499
Diluted	240,786	239,912	239,099	239,261

Basic and diluted net income (loss) per share	$(0.04)	$0.02	$(0.16)	$0.01
Note: Rounding may cause some per share amounts not to recalculate.

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For the third quarter and first nine months of fiscal 2013 and fiscal 2012, 31.2 million weighted equivalent shares of the 3.50% notes were excluded. In addition, for the third quarter and first nine months of fiscal 2013, 28.5 million and 9.4 million weighted equivalent shares, respectively, of the 4.50% notes were excluded.

  For the third quarter and first nine months of fiscal 2013, options to purchase 16.4 million and 17.7 million weighted average shares, respectively, were excluded. For the third quarter and first nine months of fiscal 2012, options to purchase 9.2 million and 9.5 million weighted average shares, respectively, were excluded.

  Unvested restricted stock and restricted stock units of 10.7 million and 10.1 million weighted average shares for the third quarter and first nine months of fiscal 2013, respectively, were excluded. Unvested restricted stock and restricted stock units for 5.3 million and 3.7 million weighted average shares for the third quarter and first nine months of fiscal 2012, respectively, were excluded.

NOTE 11: LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

NOTE 12: SUBSEQUENT EVENT

With the completion of the convertible debt offering in the third quarter of fiscal 2013, we requested an amendment to our WF credit agreement to decrease the line of credit and modify certain covenants. An amendment was completed on January 31, 2013. The maximum borrowing amount decreased to the lesser of $55 million or the amount of the monthly borrowing base and will remain at this level for the remaining term of the credit agreement. The average liquidity covenant was eliminated. The fixed charge coverage ratio covenant is applicable only in fiscal quarters in which liquidity is below $16.5 million and decreased from 1.2 to 1.1 for the 12 month period ending on the last day of a fiscal quarter. The liquidity requirement to avoid triggering mandatory field audits decreased from $20 million to $18.5 million commencing January 31, 2013 and will remain at this level for the remaining term of the credit agreement. Both the fixed charge coverage ratio and liquidity are defined in the WF credit agreement and the January 31, 2013 amendment. In addition, compliance certificates must be filed monthly if borrowings exceed $15 million, otherwise they are to be filed quarterly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including increasing revenue in higher margin areas of our business; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure and our plans to reduce spending; and (5) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We started fiscal 2013 with the objectives of increasing total revenue, having operating profit and generating cash from operations. These objectives assumed the market for tape automation systems and tape drives would be approximately the same as fiscal 2012 and the market for disk systems and software solutions would grow compared to fiscal 2012. Market analysts have estimated the overall demand in tape market decreased approximately 20% in the first half of fiscal 2013, and during that period we had a 17% decline in our tape automation systems revenue which caused a significant negative impact to both total revenue and operating profit. In addition, our disk systems and software revenue decreased in the first quarter of fiscal 2013 as a result of economic weakness in Europe, and large orders decreased due to customer caution from economic uncertainty. During the third quarter of fiscal 2013, we believe there was continued weakness in the data protection and big data markets as a result of economic uncertainty regarding the fiscal cliff in the U.S., and companies continued to be cautious with their purchasing decisions.

In the second quarter of fiscal 2013, we met our objective of increasing revenue for disk systems and software revenue for the quarter, achieving record revenue in this category. This revenue growth continued in the third quarter of fiscal 2013, increasing disk systems and software solutions revenue from both the third quarter and first nine months of fiscal 2012. We believe this revenue increase reflects the market opportunity, the strength of our DXi and StorNext product portfolios and continued innovation in these product families in addition to achieving better sales traction in the channel and improved sales productivity.

We expected and experienced sequential improvement in tape automation systems revenue from year-end IT budget spending and the release of LTO-6 technology in the third quarter of fiscal 2013. We introduced LTO-6 tape drives and tape automation systems in certain of our products in December 2012, which contributed to increased tape automation revenue from the second quarter of fiscal 2013. Overall, we believe our branded tape business has been outperforming the market due to smaller percentage decreases in branded tape automation systems revenue, devices and media revenue and royalty revenue than the estimated decrease in overall market demand.

We continued our focus on training our sales team and engaging with channel partners to take advantage of sales opportunities across our portfolio. We had strong new customer acquisition in the third quarter of fiscal 2013 which we believe was due in part to increased end user and channel partner awareness as a result of our marketing focus and awareness campaign in the first half of fiscal 2013. In addition, we introduced several new products during the third quarter of fiscal 2013, including Lattus™ X, the first product in our wide area storage family for big data environments, and version 3.0 of our vmPRO virtual machine backup software.

Given the tape revenue decrease in the first half of fiscal 2013 compared to the first half of fiscal 2012, its impact on operating profit and the use of cash in operations, we recognized the need for and implemented cost controls and spending reductions in the third quarter of fiscal 2013. As a result, our financial performance in the third quarter of fiscal 2013 improved from the second quarter of fiscal 2013, contributing to decreased operating loss and generating cash from operations. The improvement in our financial results from the second quarter of fiscal 2013 also reflects the leverage in our business model where revenue growth quickly leads to improved operating results.

We continue to be focused on building the long-term growth areas of the business and supporting our strategic initiatives. We believe our product portfolio and installed base of customers are a competitive strength and provide us with the opportunity to gain market share in a declining tape market. We continue to be opportunistic in improving our capital structure and issued $70 million of convertible subordinated notes due November 15, 2017 in the third quarter of fiscal 2013 to strengthen our balance sheet and provide greater flexibility in our business operations. With the completion of this convertible debt offering, we requested an amendment to our Well Fargo credit agreement to decrease the line of credit and modify certain covenants. An amendment was completed on January 31, 2013. We also continue to introduce new products and features to help customers meet their evolving data protection and big data management requirements. These initiatives are intended to improve profitability and generate cash from operations.

Results

We had total revenue of $159.4 million in the third quarter of fiscal 2013, an 8% decrease from the third quarter of fiscal 2012. Product revenue from OEM customers decreased 16% and revenue from branded products decreased 7% both primarily due to expected declines in tape automation systems revenue for the third quarter of fiscal 2013. Our continued efforts to increase revenue from disk systems and software solutions resulted in record quarterly revenue for disk systems and a 6% increase in this revenue category from the third quarter of fiscal 2012. Service revenue was the same as the third quarter of fiscal 2012, while royalty revenue decreased 18% from the third quarter of fiscal 2012 as expected. Our continued focus on growing our branded business is reflected in the greater proportion of non-royalty revenue from branded business, at 83% in the third quarter of fiscal 2013, compared to 81% in the third quarter of fiscal 2012.

Our gross margin percentage increased 20 basis points from the third quarter of fiscal 2012 to 42.7% despite a $14.1 million decrease in revenue primarily due to increased service gross margins as a result of reduced costs across our service delivery model and a mix shift toward branded service contract activity and reduced OEM repair activity. Operating expenses increased $6.9 million, or 10% from the third quarter of fiscal 2012, primarily from restructuring charges for severance and benefits to right-size our workforce in order to align spending with revenue expectations. We had a $5.6 million loss from operations in the third quarter of fiscal 2013 compared to operating income of $7.0 million in the third quarter of fiscal 2012.

Interest expense decreased 9% to $2.2 million primarily due to decreased debt amortization expense as a result of debt refinancings in calendar 2012. We generated $6.4 million in cash from operating activities in the third quarter of fiscal 2013 compared to $16.1 million in the third quarter of fiscal 2012.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Product revenue	$112,517	70.6%	$124,081	71.5%	$(11,564)	(9.3)%
Service revenue	35,340	22.2%	35,362	20.4%	(22)	(0.1)%
Royalty revenue	11,538	7.2%	14,049	8.1%	(2,511)	(17.9)%
Total revenue	$159,395	100.0%	$173,492	100.0%	$(14,097)	(8.1)%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Product revenue	$306,395	68.5%	$341,475	69.4%	$(35,080)	(10.3)%
Service revenue	107,138	23.9%	107,956	21.9%	(818)	(0.8)%
Royalty revenue	34,081	7.6%	42,635	8.7%	(8,554)	(20.1)%
Total revenue	$447,614	100.0%	$492,066	100.0%	$(44,452)	(9.0)%

Total revenue decreased in the third quarter of fiscal 2013, largely due to a decline in the tape automation market and economic weakness due to uncertainty regarding the fiscal cliff in the U.S. Companies of all sizes were cautious with their purchasing decisions in the third quarter of fiscal 2013. Total revenue in the first nine months of fiscal 2013 decreased from the first nine months of fiscal 2012, reflecting a decline in the tape automation market, economic uncertainty and, a decrease in large orders, or orders over $200,000. Revenue from branded data protection products and services decreased $6.5 million, or 6% from the third quarter of fiscal 2012 and decreased 9% from the first nine months of fiscal 2012. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded big data and archive products and services was the same as the third quarter of fiscal 2012 and increased 21% from the first nine months of fiscal 2012. Big data and archive products include StorNext software, StorNext and Q-Series appliances and Lattus wide area storage solutions. In addition, OEM product and service revenue decreased $5.1 million and $14.3 million, respectively, from the third quarter and first nine months of fiscal 2012. Royalty revenue decreased $2.5 million and $8.6 million, respectively, from the third quarter and first nine months of fiscal 2012.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $11.6 million and $35.1 million in the third quarter and first nine months of fiscal 2013, respectively, compared to the prior year periods primarily due to decreased revenue from sales of tape automation systems from entry level to enterprise systems. These decreases were partially offset by increased disk systems revenue and the addition of revenue from our new StorNext appliances that resulted in increased disk systems and software solutions revenue for both the third quarter and first nine months of fiscal 2013. Revenue from sales of branded products decreased 7% and 9%, respectively, in the third quarter and first nine months of fiscal 2013 and sales of products to our OEM customers decreased 16% in both the third quarter and first nine months of fiscal 2013 compared to the prior year periods.

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Disk systems and software solutions	$33,768	21.2%	$31,712	18.3%	$2,056	6.5%
Tape automation systems	60,967	38.2%	70,489	40.6%	(9,522)	(13.5)%
Devices and media	17,782	11.2%	21,880	12.6%	(4,098)	(18.7)%
Product revenue	$112,517	70.6%	$124,081	71.5%	$(11,564)	(9.3)%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Disk systems and software solutions	$94,178	21.1%	$86,543	17.6%	$7,635	8.8%
Tape automation systems	160,259	35.8%	190,634	38.7%	(30,375)	(15.9)%
Devices and media	51,958	11.6%	64,298	13.1%	(12,340)	(19.2)%
Product revenue	$306,395	68.5%	$341,475	69.4%	$(35,080)	(10.3)%

Our disk systems and software solutions revenue increased 6% from the third quarter of fiscal 2012 primarily due to increased revenue from our enterprise and midrange disk systems resulting in record quarterly revenue for disk systems. Enterprise disk systems revenue increased 60% from the third quarter of fiscal 2012 mainly due to increased large orders, or orders over $200,000, and midrange disk systems revenue increased 13% from the third quarter of fiscal 2012. For the first nine months of fiscal 2013, disk systems and software solutions revenue increased 9% primarily due to the addition of revenue from our StorNext appliances and Q-Series disk. The first StorNext appliance was introduced in the second quarter of fiscal 2012.

The decrease in tape automation systems revenue in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to decreased OEM tape automation system sales and, to a lesser extent, from decreased branded tape automation system sales. OEM tape automation system revenue decreases were primarily due to decreased midrange system sales followed by decreased entry level product sales. Branded tape automation system decreases were primarily due to decreased enterprise systems followed by entry level products. Sales of branded enterprise tape automation units increased from the third quarter of fiscal 2012; however, revenue from these systems declined due to lower system upgrade revenue. LTO-6 tape technology became available in our Scalar products and contributed to revenue in the third quarter of fiscal 2013. The decrease in tape automation systems revenue from the first nine months of fiscal 2012 was primarily due to decreased branded tape automation system sales and, to a lesser extent, from decreased OEM tape automation system sales. For the first nine months of fiscal 2013, enterprise and midrange tape automation systems had the largest decreases compared to the prior year period.

Product revenue from devices and media, which includes tape drives, removable hard drives and non-royalty media, decreased from the third quarter and first nine months of fiscal 2012 largely due to decreased media sales in addition to lower revenue from devices. The third quarter and first nine months of fiscal 2012 had higher than usual media sales due to customers increasing their media inventories in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan. Revenue from devices decreased primarily due to overall market declines.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue was unchanged from the third quarter of fiscal 2012. For the first nine months of fiscal 2013, service revenue decreased 1% compared to the first nine months of fiscal 2012 primarily due to a decreased volume of OEM product repair services, mostly offset by growth in revenue from branded service contracts associated with our StorNext appliances and midrange disk systems.

Royalty Revenue

Tape media royalties decreased 18% and 20% from the third quarter and first nine months of fiscal 2012 due to lower media unit sales sold by media licensees. The decrease was primarily due to higher than typical media sales during the third quarter and first nine months of fiscal 2012 due to inventories being increased in the third quarter and first nine months of fiscal 2012 in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan.

Gross Margin

	Three Months Ended
(In thousands)	December 31, 2012	Gross margin %	December 31, 2011	Gross margin %	Change	% Change
Product gross margin	$40,510	36.0%	$46,843	37.8%	$(6,333)	(13.5)%
Service gross margin	15,980	45.2%	12,825	36.3%	3,155	24.6%
Royalty gross margin	11,538	100.0%	14,049	100.0%	(2,511)	(17.9)%
Gross margin	$68,028	42.7%	$73,717	42.5%	$(5,689)	(7.7)%

	Nine Months Ended
	December 31, 2012	Gross margin %	December 31, 2011		Gross margin %	Change	% Change
Product gross margin	$101,754	33.2%	$123,431		36.1%	$(21,677)	(17.6)%
Service gross margin	47,212	44.1%	42,224		39.1%	4,988	11.8%
Royalty gross margin	34,081	100.0%	42,635		100.0%	(8,554)	(20.1)%
Gross margin	$183,047	40.9%	$208,590	*	42.4%	$(25,543)	(12.2)%

*Gross margin for the nine months ended December 31, 2011 includes $0.3 million of restructuring benefit related to cost of revenue.

The 20 basis point increase in gross margin percentage compared to the third quarter of fiscal 2012 was primarily due to offsetting factors, with increased service gross margins offsetting lower product gross margin and a $2.5 million decrease in royalty revenue. For the first nine months of fiscal 2013, our gross margin percentage decreased 150 basis points from the first nine months of fiscal 2012 primarily due to decreased product revenue and a corresponding lower product gross margin as well as an $8.6 million decrease in royalty revenue, partially offset by increased service gross margin. Some of our costs of goods sold are relatively fixed in the short term; therefore, revenue increases or decreases can have a material impact on the gross margin rate.

Product Margin

Product gross margin dollars decreased $6.3 million, or 14%, compared to the third quarter of fiscal 2012, and our product gross margin rate decreased 180 basis points primarily due to a 9% decrease in product revenue. For the first nine months of fiscal 2013, product gross margin decreased $21.7 million, or 18%, and our product gross margin rate decreased 290 basis points primarily due to a 10% decrease in product revenue. As noted above, some of our product costs of goods sold are relatively fixed in the short term; therefore, product revenue increases or decreases impact the product gross margin rate. The change in the mix of products sold also contributed to decreased product margins in the third quarter and first nine months of fiscal 2013. We had an increase in salaries and benefits in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 largely due to merit increases and investments in our software support team. In addition, we had an increase in the manufacturing inventory allowance in the first nine months of fiscal 2013 compared to the prior year period largely due to more products nearing end of life than in the first nine months of fiscal 2012. Partially offsetting these factors was lower intangible amortization in both the third quarter and first nine months of fiscal 2013 due to certain intangible assets becoming fully amortized in fiscal 2012 and the second quarter of fiscal 2013.

Service Margin

Service gross margin dollars increased $3.2 million, or 25%, compared to the third quarter of fiscal 2012, and service gross margin percentage increased 890 basis points while service revenue was unchanged. For the first nine months of fiscal 2013 service gross margin dollars increased $5.0 million, or 12%, and service gross margin percentage increased 500 basis points despite a decrease in service revenue of $0.8 million compared to the first nine months of fiscal 2012. These service margin increases were primarily due to reduced costs across our service delivery model in part due to bringing repair of certain product lines in-house and from a decreased volume of repairs. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

The more significant cost decreases in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 were service parts inventory allowance, compensation and benefits, external service providers and third party warehouse expense. For the first nine months of fiscal 2013, the more significant cost decreases compared to the prior year period were for third party warehouse, external service providers, compensation and benefits and service materials. Service parts inventory allowance expense decreased primarily due to increased service parts usage and lower overall service parts inventory. Compensation and benefits decreased due to reduced staffing levels. Third party warehouse expenses decreased due to reduced usage as a result of bringing repair of certain product lines in-house. External service provider expense decreased due to a combination of bringing repair of certain product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers. Service material decreases were primarily due to lower repair volumes compared to the prior year.

Research and Development Expenses

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Research and development	$18,615	11.7%	$17,629	10.2%	$986	5.6%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Research and development	$56,639	12.7%	$55,212	11.2%	$1,427	2.6%

The increase in research and development expenses compared to the third quarter and first nine months of fiscal 2012 was largely due to a $0.4 million and $0.9 million increase, respectively, in use of external service providers, primarily for next generation LTO product development. In addition, we had a $0.4 million increase in compensation and benefits expense in the third quarter of fiscal 2013 primarily due to merit increases. For the third quarter and first nine months of fiscal 2013, we also had a $0.3 million and a $0.7 million increase, respectively, in depreciation expense due to laboratory testing equipment purchases.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Sales and marketing	$33,588	21.1%	$33,350	19.2%	$238	0.7%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Sales and marketing	$103,307	23.1%	$94,990	19.3%	$8,317	8.8%

The increase in sales and marketing expense for the third quarter of fiscal 2013 was primarily due to a $1.5 million increase in compensation and benefits from growing our branded sales force and marketing team in the first half of fiscal 2013 and latter part of fiscal 2012, offset by a $1.4 million decrease in intangible amortization due to certain intangibles becoming fully amortized in the second quarter of fiscal 2013. The increase in sales and marketing expense for the first nine months of fiscal 2013 was primarily due to a $5.7 million increase in compensation and benefits from growing our branded sales force and marketing team. In addition, we had a $2.3 million increase in marketing and advertising expenses due to our awareness campaign and expanded marketing programs in the first half of fiscal 2013 intended to increase future demand for our products and services. As noted above, these efforts contributed to our new customer acquisition. We also had an increase of $0.8 million for external service providers, offset by a $2.2 million decrease in intangible amortization due to certain intangibles becoming fully amortized in the second quarter of fiscal 2013.

General and Administrative Expenses

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
General and administrative	$14,851	9.3%	$15,759	9.1%	$(908)	(5.8)%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
General and administrative	$46,910	10.5%	$46,991	9.5%	$(81)	(0.2)

The decrease in general and administrative expenses for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was due to a $0.4 million decrease in compensation and benefits and a number of expense reductions between $50,000 and $100,000 including telephone and data expenses, external service providers, depreciation, sales and use tax, software maintenance and legal expenses.

Restructuring Charges

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Restructuring charges	$6,602	4.1%	$—	—%	$6,602	n/a

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Restructuring benefit related to cost of
revenue	$—	—%	$(300)	(0.1)%	$300	100.0%
Restructuring charges in operating
expense	6,602	1.5%	699	0.1%	5,903	n/a
Total restructuring charges	$6,602	1.5%	$399	0.1%	$6,203	n/a

The increase in restructuring charges for the third quarter and first nine months of fiscal 2013 was primarily due to severance and benefits expense from eliminating positions in both the U.S. and internationally across most functions of the business to align spending with revenue expectations.

Gain on Sale of Patents

	Nine Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Gain on sale of patents	$—	—%	$1,500	0.3%	$(1,500)	(100.0)%

In the second quarter of fiscal 2012, we had a $1.5 million gain on the sale of certain patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Interest Expense

	Three Months Ended
(In thousands)	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Interest expense	$2,230	1.4%	$2,450	1.4%	$(220)	(9.0)%

	Nine Months Ended
	December 31, 2012	% of revenue	December 31, 2011	% of revenue	Change	% Change
Interest expense	$5,896	1.3%	$8,111	1.6%	$(2,215)	(27.3)%

Interest expense decreased from the third quarter of fiscal 2012 primarily due to decreased debt amortization expense as a result of debt refinancings in calendar 2012. For the first nine months of fiscal 2013, interest expense decreased primarily due to refinancing our senior debt in March 2012 which decreased interest rates and debt amortization expense compared to the prior credit agreement. In addition, principal payments in the prior fiscal year reduced the outstanding balance of senior debt, decreasing interest expense compared to the first nine months of fiscal 2012.

Income Taxes

	Three Months Ended
(In thousands)	December 31, 2012	% of pre-tax loss	December 31, 2011	% of pre-tax income	Change	% Change
Income tax provision	$348	(4.5)%	$473	10.8%	$(125)	(26.4)%

	Nine Months Ended
	December 31, 2012	% of pre-tax loss	December 31, 2011	% of pre-tax income	Change	% Change
Income tax provision	$1,217	(3.3)%	$1,416	38.6%	$(199)	(14.1)%

The income tax provision for the third quarter and first nine months of fiscal 2013 and 2012 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2011	Change	% Change
Cost of revenue	$911	$1,472	$(561)	(38.1)%
Sales and marketing	1,856	3,256	(1,400)	(43.0)%
	$2,767	$4,728	$(1,961)	(41.5)%

	Nine Months Ended
	December 31, 2012	December 31, 2011	Change	% Change
Cost of revenue	$3,407	$6,148	$(2,741)	(44.6)%
Sales and marketing	7,668	9,872	(2,204)	(22.3)%
General and administrative	—	32	(32)	(100.0)%
	$11,075	$16,052	$(4,977)	(31.0)%

The decrease in intangible amortization expense in the third quarter and first nine months of fiscal 2013 compared to the third quarter and first nine months of fiscal 2012 was primarily due to certain intangibles becoming fully amortized during fiscal 2012 and during the second quarter of fiscal 2013. For further information regarding amortizable intangible assets, refer to Note 4: “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2011	Change	% Change
Cost of revenue	$626	$495	$131	26.5%
Research and development	925	795	130	16.4%
Sales and marketing	1,273	1,127	146	13.0%
General and administrative	892	1,007	(115)	(11.4)%
	$3,716	$3,424	$292	8.5%

	Nine Months Ended
	December 31, 2012	December 31, 2011	Change	% Change
Cost of revenue	$1,839	$1,518	$321	21.1%
Research and development	2,772	2,466	306	12.4%
Sales and marketing	3,603	3,059	544	17.8%
General and administrative	3,515	3,203	312	9.7%
	$11,729	$10,246	$1,483	14.5%

The increase in share-based compensation from the third quarter and first nine months of fiscal 2012 was primarily due to $0.6 million and $2.2 million, respectively, of incremental RSU expense as a result of merit awards granted in the second quarter of fiscal 2013. This increase was partially offset by a $0.3 million and $0.7 million decrease in option expense from the third quarter and first nine months of fiscal 2012, respectively, due to a reduced number of unvested options as a result of no option grants in fiscal 2013 and existing options completing vesting.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2012	December 31, 2011
Net income (loss)	$(37,912)	$2,249

Net cash provided by (used in) operating activities	(8,132)	33,093
Net cash used in investing activities	(10,659)	(18,910)
Net cash provided by (used in) financing activities	18,884	(30,830)

Nine Months Ended December 31, 2012

The $29.8 million difference between reported net loss and cash used in operating activities during the nine months ended December 31, 2012 was primarily due to $40.3 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. This was partially offset by a $9.7 million decrease in accounts payable primarily due to decreased purchases and the timing of payments.

Cash used in investing activities was primarily due to $9.4 million of property and equipment purchases and $2.2 million used to purchase other investments. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities, and we made leasehold improvements to a location we started leasing in the first quarter of fiscal 2013. Other investments were from investments we made in private technology companies with products or features complementary to Quantum products.

Cash provided by financing activities during the first nine months of fiscal 2013 was primarily due to $18.2 million in net borrowings from issuing convertible subordinated debt and repaying our line of credit balance from a portion of the convertible debt proceeds. In addition, we received $2.6 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, largely offset by $1.9 million paid for taxes due upon vesting of restricted stock.

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

Cash used in investing activities reflected $8.5 million of equipment purchases during the first nine months of fiscal 2012 and $8.2 million of cash paid, net of cash acquired, for our acquisition of Pancetera. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities.

Cash used in financing activities during the first nine months of fiscal 2012 was primarily due to $35.7 million of principal payments on senior term debt, partially offset by $7.5 million in proceeds received from the exercise of stock options and issuance of shares under the employee stock purchase plan.

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue in higher margin areas of the business and continuing efforts to improve margins, return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

We have $205 million of convertible subordinated debt in addition to a line of credit under the Wells Fargo Credit agreement (“WF credit agreement”). The $135 million aggregate principal amount outstanding of 3.50% convertible subordinated notes is due November 15, 2015 and semi-annual interest payments are required on these notes.

We issued $70 million aggregate principal amount of convertible subordinated notes during the third quarter of fiscal 2013. This was comprised of $60 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 issued on October 31, 2012, and an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 issued on November 6, 2012 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We will pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of loan fees for the 4.50% notes which are included in other long-term assets in our Condensed Consolidated Balance Sheets. The fees are amortized to interest expense over the loan term.

Under the WF credit agreement, we had the ability to borrow up to $75 million under a senior secured revolving credit facility. The maximum principal amount that may be borrowed was the lesser of $75 million, reduced by $1 million per quarter commencing July 1, 2012, or the amount of the monthly borrowing base. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% convertible subordinated notes remain outstanding on that date.

On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of $25 million of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements. The average liquidity covenant requirements were amended to be at $15 million through December 31, 2012, increasing to $20 million on January 1, 2013.

On October 31, 2012, we repaid all outstanding borrowings under the WF credit agreement with $49.5 million of the proceeds from the 4.50% notes. We have letters of credit totaling $1.1 million, reducing the amount available to borrow to $71.9 million at December 31, 2012. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. As of December 31, 2012, we were in compliance with all covenants and had no borrowings on the line of credit.

With the completion of the $70 million convertible debt offering, we requested an amendment to our WF credit agreement to decrease the line of credit and modify certain covenants. An amendment was completed on January 31, 2013. The maximum borrowing amount decreased to the lesser of $55 million or the amount of the monthly borrowing base and will remain at this level for the remaining term of the credit agreement. The average liquidity covenant was eliminated. The fixed charge coverage ratio covenant is applicable only in fiscal quarters in which liquidity is below $16.5 million and decreased from 1.2 to 1.1 for the 12 month period ending on the last day of a fiscal quarter. The liquidity requirement to avoid triggering mandatory field audits decreased from $20 million to $18.5 million commencing January 31, 2013 and will remain at this level for the remaining term of the credit agreement. Both the fixed charge coverage ratio and liquidity are defined in the WF credit agreement and the January 31, 2013 amendment. In addition, compliance certificates must be filed monthly if borrowings exceed $15 million, otherwise they are to be filed quarterly.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of the recession and slow economic recovery and their impact on the data protection and big data and archive markets. We implemented cost reduction initiatives in the third quarter of fiscal 2013 in an effort to better align spending with revenue expectations. We cannot provide assurance that the actions we are currently undertaking, have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our borrowings under the Wells Fargo credit agreement. Our outstanding convertible subordinated notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during the nine months ended December 31, 2012. During the first nine months of fiscal 2013, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income. We did not have any outstanding borrowings under the Wells Fargo credit agreement at December 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed an Omnibus bill that required across-the-board automatic spending cuts effective January 1, 2013 if a budget agreement was not reached by December 31, 2012. The U.S. Congress passed the American Taxpayer Relief Act of 2012 which postponed automatic spending cuts until March 1, 2013 if there is not a budget agreement by that date. The potential automatic spending cuts could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

The price of our common stock has decreased recently, closing as low as $1.05 on October 31, 2012. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we will be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.

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

We have provided amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits recognized in the periods when we determine the liabilities have reduced. Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded. In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions. In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 39 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: February 8, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.3	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek.*‡
10.2	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.