Form 10-K/A
period 2012-03-31
QUANTUM CORP /DE/
filed 2013-03-08
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

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

EXPLANATORY NOTE

The purpose of this Amendment to the Form 10-K for the year ended March 31, 2012, originally filed with the Securities and Exchange Commission on June 14, 2012 (the "Form 10-K"), is solely to correct the Report of Independent Registered Public Accounting Firm to include reference to the Statements of Comprehensive Income (Loss), which was inadvertently omitted from the initial filing. This Amendment also contains currently dated certifications as Exhibits 31.1., 31.2, 32.1 and 32.2 and a currently dated consent of PricewaterhouseCoopers LLP as Exhibit 23. Although only the revised Report of Independent Registered Public Accounting Firm changed, the entire Item 8 is included in this Amendment.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' deficit, and of cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

	As of March 31
	2012	2011
Pro forma revenue	$652,404	$672,376
Pro forma net loss	(9,506)	(1,303)

NOTE 4: BALANCE SHEET DETAILS

Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31
	2012	2011
Cash	$17,715	$8,744
Certificates of deposit	—	569
Money market funds	37,776	68,560
	$55,491	$77,873

Manufacturing inventories consisted of (in thousands):

	As of March 31
	2012	2011
Finished goods	$22,122	$19,999
Work in process	5,781	7,385
Materials and purchased parts	33,208	20,747
	$61,111	$48,131

Service parts inventories consisted of (in thousands):

	As of March 31
	2012	2011
Finished goods	$19,202	$25,348
Component parts	19,848	19,688
	$39,050	$45,036

Property and equipment consisted of (in thousands):

	As of March 31
	2012	2011
Machinery and equipment	$162,182	$154,206
Furniture and fixtures	7,045	7,193
Leasehold improvements	23,348	22,563

	As of March 31
	2012	2011
	192,575	183,962
Less: accumulated depreciation	(167,135)	(158,982)
	$25,440	$24,980

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

       Investor Relations
       Quantum Corporation
       1650 Technology Drive, Suite 800
       San Jose, California 95110
       (408) 944-4450

(a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8	August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek.*	8-K	001-13449	10.3	April 5, 2011
10.3	Executive Chairman Change of Control Agreement between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.4	April 5, 2011
10.4	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.5	April 5, 2011
10.5	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO).*	8-K	001-13449	10.2	May 10, 2011
10.6	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.1	November 15, 2007
10.7	Form of Restricted Stock Unit Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.3	November 7, 2008
10.8	Form of Restricted Stock Unit Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.4	November 7, 2008
10.9	Form of Stock Option Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.9	June 14, 2011
10.10	Form of Stock Option Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.10	June 14, 2011
10.11	Form of Stock Option Agreement. For Chief Executive Officer under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-K	001-13449	10.11	June 14, 2011
10.12	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2	November 15, 2007
10.13	Form of Stock Option Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-K	001-13449	10.13	June 14, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-Q	001-13449	10.2	November 7, 2008
10.15	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Compensation Plan. *	S-8	001-13449	4.4	August 25, 2006
10.16	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek.*	8-K	001-13449	10.1	April 5, 2011
10.17	Offer Letter, dated March 31, 2011, between Registrant and Richard E. Belluzzo.*	8-K	001-13449	10.2	April 5, 2011
10.18	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.19	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.20	Amendment to Employment Offer Letter between Registrant and William C. Britts.*	10-Q	001-13449	10.3	February 5, 2010
10.21	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.22	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto. ‡
10.23	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.24	Offer Letter of Mr. David A. Krall, dated August 11, 2011.*	8-K	001-13449	10.1	August 22, 2011
10.25	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.26	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.27	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.28	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.30	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.31	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.32	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.33	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.34	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.35	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.36	Amended and Restated Employee Stock Purchase Plan, dated January 1, 2010.*	8-K	001-13449	10.1	January 6, 2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
12.1	Ratio of Earnings to Fixed Charges.	10-K	001-13449	12.1	June 14, 2012
21	Quantum Subsidiaries.	10-K	001-13449	21	June 14, 2012
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.	10-K	001-13449	101.INS	June 14, 2012
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-13449	101.SCH	June 14, 2012
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-13449	101.CAL	June 14, 2012
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-13449	101.DEF	June 14, 2012
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-13449	101.LAB	June 14, 2012
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-13449	101.PRE	June 14, 2012

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: March 8, 2013