Form 10-K
period 2013-03-31
QUANTUM CORP /DE/
filed 2013-06-07
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 1-13449

QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	94-2665054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive, Suite 700, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 944-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION COMMON STOCK	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐   NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $225.3 million on September 30, 2012 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of the close of business on May 31, 2013, there were 243,297,051 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 7, 2013, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including continuing to add customers and increasing revenue; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; and (5) our expectations regarding the outcome of any litigation in which we are involved and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Our data protection solutions include DXi® deduplication systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost and our vmPROTM virtual server backup and disaster recovery offerings that protect virtual environments while minimizing the impact to servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. For big data environments, we provide StorNext® tiered storage and LattusTM object storage solutions designed to help maximize revenue and results by enabling customers to extract the full value from their digital assets. We have a full range of services and the global scale and scope to support our worldwide customer base.

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

As a specialist providing end user customers with differentiated data protection and big data management solutions, our strategy is to continue to grow the independent channel for Quantum branded solutions and to increase revenue by offering products with superior performance and value. We plan to continue to expand and improve our product and solution offerings, with emphasis on branded disk systems, software solutions, virtual offerings, cloud solutions and next generation object storage. Using a balanced approach to take advantage of market opportunities and investing for growth while in a period of economic uncertainty, we are focused on revenue growth balanced with operating profit and generating cash from operations.

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

Products

Big Data Management and Archive

With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments are increasingly focused on managing this big data. Generally, big data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging and audio. Big data also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaning and increasingly, competitive advantage. In addition, in managing big data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. We offer StorNext software and appliance-based solutions, in addition to Lattus object storage, to address this growing need for managing and archiving big data.

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

StorNext Appliances

Our StorNext appliances leverage the power of StorNext software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk and archive enabled libraries. They are simple to deploy and architected to deliver scalable, industry-leading performance, drive lower operational costs and provide a flexible open system for enabling third party applications. These appliances also work seamlessly with traditional StorNext software and partner hardware offerings to provide additional options for building a shared storage area network (“SAN”) and scale out network-attached storage (“NAS”) environment. They are intended to serve a wide range of markets, such as film editing, seismic processing or genome sequencing and balance the highest performance with the lowest long-term cost for sharing big data files in data intensive operations.

Lattus Object Storage

Our family of Lattus object storage solutions enables high volumes of data to be immediately available to extract valuable information at any time, and over time. The Lattus family is designed as a forever disk archive with wide-ranging scalability from 500 terabytes to hundreds of petabytes with predictable retrieval times for high speed file access. They decrease capital and operating costs by using drives that have lower power and cooling requirements. In addition, they have self-healing capabilities that offer extremely high durability to ensure data is not lost and virtually eliminates unscheduled maintenance and performance degradation. Lattus has been designed to be self-migrating through innovative algorithms that simplify upgrades to new storage technologies.

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

Scalar Tape Automation Systems

We are a leading supplier of tape automation products and we continue to expand features and capabilities of our tape library offerings to increase storage capacity and improve performance. Our Scalar tape automation portfolio includes a range of products, from autoloaders with one tape drive and up to sixteen cartridges to large enterprise-class libraries which can hold hundreds of drives and thousands of cartridges. Our tape libraries intelligently manage and protect business critical data in workgroup, medium size business and enterprise data center environments. With an emphasis on ease of use, management features and investment optimization, Scalar tape libraries are designed to grow with business needs. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools, including integrated media integrity analysis in tape drives and library diagnostic systems. We also offer the SuperLoader®3 autoloader designed to maximize data density and performance.

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

We offer tape drives and media based on the LTO format and added LTO-6 technology to our portfolio in fiscal 2013. Our LTO family of devices is designed to deliver outstanding performance, capacity and reliability, combining the advantages of linear multi-channel, bi-directional formats with enhancements in servo technology, data compression, track layout and error correction. These LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery and cost-effective backup solutions.

We also sell a full range of storage media offerings to complement each tape drive technology and satisfy a variety of specific media requirements. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

Cloud Solutions

We offer a software platform to help customers take advantage of cloud-based data protection through a highly optimized, flexible approach designed to overcome the limitations of other cloud offerings. This platform is centered on our vmPRO technology and our virtual deduplication appliance, the DXi V1000TM. Our cloud-based data protection platform leverages our expertise in data protection to deliver a highly efficient, cost-effective foundation for cloud-based backup, restore and data recovery that helps customers transition easily and practically to the cloud on their terms and timeframe. Our approach is based on knowledge that most customers continue to use both disk and tape for data protection on a mix of physical and virtual servers and are more comfortable with a hybrid cloud strategy. This focus on flexibility is reflected in the benefits provided by our cloud-optimized software platform including fast restores, cost-effective disaster recovery and business continuity, significant data reduction and WAN-optimized replication.

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

Research and Development

We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are working on the next generation disk, data deduplication, virtual systems, cloud solutions, object storage solutions, tape automation and big data technologies as well as software solutions to advance these technologies for the big data management and archive and the data protection markets to meet changing customer requirements. We continue to focus our efforts on software solutions and integrated software and hardware solutions that offer improvements in the efficiency and cost of storing, moving, managing and protecting large amounts of data and providing solutions for the continuing convergence between backup and archive to provide compelling solutions for our customers.

We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection, including cloud environments, and big data and archive solutions. Research and development costs were $74.0 million, $74.3 million and $73.0 million for fiscal 2013, 2012 and 2011, respectively.

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

Customers

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 32% of revenue in fiscal 2013, 34% of revenue in fiscal 2012 and 33% of revenue in fiscal 2011. No customer accounted for 10% or more of our revenue in fiscal 2013 and 2012. In fiscal 2011, sales to Dell comprised 10% of revenue. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.

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

Our StorNext software and appliance products primarily face competition from EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”) and Spectra Logic Corporation. Our virtual solutions, vmPRO software and appliances, primarily compete with virtualization startups and traditional backup application vendors. Our cloud solutions face competition from a large number of businesses that provide hardware, software and virtual solutions as well as companies that offer cloud services based on other technology. The Lattus object storage solutions primarily compete with object storage solutions from other providers, ranging from startup companies to established companies such as EMC.

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

For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A titled, “We derive the majority of our revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of products employing tape technology and decreases in the market could materially and adversely impact our business, financial condition and operating results. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.”

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

We outsource the manufacture of certain tape automation systems, tape devices and service parts to contract manufacturers. Tape drives used in our products are primarily sourced from Hungary and Malaysia. Disk drives used in our products are largely sourced from Thailand and China. Certain tape automation system materials and assemblies as well as certain disk system materials and assemblies are sourced in China, Malaysia, Singapore, Thailand and the U.S.

Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2013, we hold over 400 U.S. patents and have over 100 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success will also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products have infringed on their patents. We conduct ongoing investigations into the assertions and presently believe that either licenses are not required or that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms. See Item 3 “Legal Proceedings” for additional disclosures regarding on-going lawsuits alleging patent infringement.

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

Employees

We had approximately 1,660 employees worldwide as of March 31, 2013.

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

Management Team

Following are the names and positions of our management team, including a brief account of his or her business experience.

Name	Position with Quantum
Jon W. Gacek	President and Chief Executive Officer
Linda M. Breard	Chief Financial Officer
William C. Britts	Senior Vice President, Operations and Global Services
Robert S. Clark	Senior Vice President, Data Protection Group
Shawn D. Hall	Senior Vice President, General Counsel and Secretary
Janae S. Lee	Senior Vice President, File System and Archive
Don Martella	Senior Vice President, Engineering
Jim Mudd	Senior Vice President, Operations
Henrik Rosendahl	Senior Vice President, Cloud Solutions
Ted Stinson	Senior Vice President, Worldwide Sales

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

Ms. Breard joined Quantum as Vice President of Finance in August 2006, upon Quantum’s acquisition of ADIC. In May 2009, she was promoted to Senior Vice President and assumed responsibility for IT and Facilities in addition to Finance. In January 2011, Ms. Breard was promoted to Chief Financial Officer, and in April 2012 she added Human Resources and Corporate Communications to her portfolio. Prior to Quantum, she spent eight years at ADIC, serving as Vice President of Finance and Accounting and in other leadership positions, where she was deeply involved in the company’s merger and acquisition activity and success in driving growth. Earlier in her career, Ms. Breard worked in public accounting for six years.

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

Ms. Lee joined Quantum in October 2007 as Vice President, Marketing and in April 2010 was promoted to Senior Vice President, Disk and Software Products, subsequently reorganized as File System and Archive. She has more than 30 years experience in the storage industry, including 10 years working with a variety of companies in data reduction and file system software and hardware. Previously, she was Chief Executive Officer at TimeSpring Software Corporation, Vice President of Product, Marketing and Business Development at Avamar Technologies and a senior sales and marketing executive at both Legato Systems, Inc. and IBM.

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

Mr. Rosendahl joined Quantum as Vice President, Virtualization Systems in June 2011, upon Quantum’s acquisition of Pancetera Software, Inc. (“Pancetera”) and in April 2012 assumed responsibility for cloud solutions, becoming Senior Vice President, Cloud Solutions. Mr. Rosendahl served as Chief Executive Officer at Pancetera from January 2010 until acquired by Quantum. He was the Director of Application Virtualization at VMware, Inc. (“VMware”) from January 2008 to December 2009 and Chief Executive Officer at Thinstall, Inc., from October 2006 until its acquisition by VMware. Previously, Mr. Rosendahl held executive and senior leadership positions at several technology companies in the U.S. and Europe.

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

As we introduce new products and solutions, we could negatively impact our relationship with channel partners that historically have sold other products and solutions that now compete with our new offerings. For example, we introduced various StorNext appliance solutions beginning in fiscal 2012 causing us to more directly compete for hardware sales with channel partners that sold other hardware products in conjunction with our StorNext software.

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

We derive the majority of our revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of products employing tape technology and decreases in the market could materially and adversely impact our business, financial condition and operating results. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. The use of products employing tape technology continues to decrease and is projected to continue to decrease. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and operating results and could materially and adversely impact our business, financial condition and operating results in the future.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed the American Taxpayer Relief Act of 2012 which implemented automatic spending cuts beginning March 1, 2013. These spending cuts could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

We continue to face risks related to economic uncertainty and slow economic growth.

Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. The slow economic growth in recent years along with periods of economic uncertainty in various countries around the world have had a material and adverse impact on our business and our financial condition, including reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about the potential default of various national bonds and debt backed by individual countries, as well the politics impacting these, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort of our OEM deduplication software partners in marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, except for the first quarter of fiscal 2011 when significant revenue was recognized in accordance with contractual requirements, our OEM deduplication software revenue has significantly declined, which negatively impacted our results. Any further disruptions to the factors on which our OEM deduplication software revenues depends could adversely affect our business, financial condition and operating results.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.

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

For instance, for the first quarter of fiscal 2013, our financial results were below our guidance for the period in part because we were unable to close a number of larger transactions. After we reported results on July 9, 2012, our share price declined by 28%. If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.

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

Because we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk, which could have a material and adverse effect on our results of operations and cash flows.

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

Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions. Our inability to successfully manage the changes that we implement, and detect and address issues as they arise could disrupt our business and adversely impact our results of operations and financial condition.

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

Our capital structure includes debt, which imposes upon us debt service obligations, and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations to meet these debt obligations or remain in compliance with the covenants, our business, financial condition and operating results could be materially and adversely affected.

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
  Mandatory field audits and control of cash receipts by the lender if we do not maintain liquidity above certain thresholds;
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

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. In addition, U.S. regulatory agencies have recently introduced new enforcement efforts that may proactively seek conduct-related information from companies operating in certain targeted industries or locations, without regard for whether potential violations have been identified. If we were to receive such an information request, we may incur increased personnel and legal costs in order to adequately review and respond to the request. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.

We may be sued by our customers as a result of failures in our products.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business. In addition, we could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

The price of our common stock has decreased during fiscal 2013, closing as low as $1.05 on October 31, 2012. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2013:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development, sales
Irvine, CA	Administration, sales, service, research and development
Colorado Springs, CO	Operations, service, research and development, sales, administration
Louisville, CO	Research and development
Englewood, CO	Research and development, service, sales, operations
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Administration and sales
Other North America	Sales

Europe
Paris, France	Sales
Boehmenkirch, Germany	Service
Munich, Germany	Sales and service
Zurich, Switzerland	Operations and administration
Bracknell, UK	Sales and service
Northampton, UK	Sales and service
Other Europe	Sales and service

Asia Pacific
Adelaide, Australia	Research and development
Beijing, China	Sales
Kuala Lumpur, Malaysia	Administration and customer service
Singapore City, Singapore	Sales and distribution
Other Asia Pacific	Sales

ITEM 3. LEGAL PROCEEDINGS

Overland

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves vigorously. We do not believe there is a reasonable possibility that we will pay material damages related to this lawsuit.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. We are seeking injunctive relief and the recovery of monetary damages.

On April 12, 2013, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patent 7,263,596 by the products in Overland’s SnapScale product lines. We are seeking injunctive relief and the recovery of monetary damages.

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we defended ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants has been dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of May 31, 2013, the closing price of our common stock was $1.55 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2013	High	Low
First quarter ended June 30, 2012	$2.71	$1.78
Second quarter ended September 30, 2012	2.19	1.20
Third quarter ended December 31, 2012	1.70	1.00
Fourth quarter ended March 31, 2013	1.47	1.20

Fiscal 2012	High	Low
First quarter ended June 30, 2011	$3.53	$2.44
Second quarter ended September 30, 2011	3.42	1.54
Third quarter ended December 31, 2011	2.84	1.65
Fourth quarter ended March 31, 2012	2.90	2.01

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

As of May 31, 2013, there were 1,222 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2013 for the period since March 31, 2008 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2008 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2009, March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quantum Corporation, the NASDAQ Composite Index,
and the S&P Computer Storage & Peripherals Index

Unregistered Securities Sold in Fiscal 2013

On October 31, 2012, we issued $60 million aggregate principal amount of 4.50% Convertible Senior Subordinated Notes due November 15, 2017 to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in a private placement, and on November 6, 2012, we issued an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 pursuant to an over-allotment provision (collectively, the “Notes”). The terms of the Notes are governed by an Indenture, dated October 31, 2012, by and between Quantum and U.S. Bank National Association, as Trustee. The net proceeds from the offering, after deducting the Initial Purchaser’s discounts and commissions of $2.1 million and $0.2 million of offering expenses paid by Quantum, were approximately $67.7 million. We offered and sold the Notes to the Initial Purchaser in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Initial Purchaser then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

The Notes are convertible at the option of the holders, into shares of our common stock, and the initial conversion rate was 607.1645 shares per $1,000 principal amount of Notes. The conversion rate may be adjusted for certain dilutive and concentrative events and may be increased upon conversion in connection with certain corporate transactions. The Notes are convertible at any time prior to the close of business on the business day immediately preceeding the maturity date of the Notes.

ITEM 6. SELECTED FINANCIAL DATA

This summary of selected consolidated financial information of Quantum for fiscal 2009 to 2013 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have certain items that affect the comparability of the selected financial information. Fiscal 2010 results included a $12.9 million gain on debt extinguishment, net of costs. Fiscal 2009 results included $11.0 million of royalty revenue from a legal settlement and a $339.0 million goodwill impairment charge.

	For the year ended March 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenue	$587,572	$652,370	$672,270	$681,427	$808,972
Total cost of revenue	346,921	378,535	389,288	401,390	504,658
Gross margin	240,651	273,835	282,982	280,037	304,314
Income (loss) from operations	(42,700)	5,192	24,704	29,309	(329,925)
Net income (loss)	(52,419)	(8,809)	4,541	16,634	(358,264)
Basic net income (loss) per share	(0.22)	(0.04)	0.02	0.08	(1.71)
Diluted net income (loss) per share	(0.22)	(0.04)	0.02	0.02	(1.71)

	As of March 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$371,140	$395,348	$430,965	$504,143	$549,369
Short-term debt	—	—	1,067	23,983	4,000
Long-term debt	205,000	184,495	238,267	305,899	404,000

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

Business

We offer a comprehensive range of solutions for data protection and big data management challenges that provide performance and value to end user customers of all sizes, from small businesses to multinational enterprises. We believe our combination of expertise, innovation and platform independence enables us to solve data protection and big data management issues more easily, cost-effectively and securely. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force to reach end user customers of all sizes. Our products are sold under both the Quantum brand name and the names of various OEM customers. They include DXi® deduplication systems for high speed recovery and reliability, Scalar® tape automation products for disaster recovery and long-term data retention, StorNext® data management software and appliances, Lattus™ object storage solutions for high-performance big data file sharing and archiving and vmPRO™ solutions for protecting virtual machine data. We also offer cloud solutions for cloud-based backup, fast restore, data recovery and business continuity. In addition, we have the global scale and scope to support our worldwide customer base.

As a specialist providing end user customers with differentiated data protection and big data management solutions, our strategy is to continue to grow the independent channel for Quantum branded solutions and to increase revenue by offering products with superior performance and value. We have implemented a number of initiatives in an effort to drive branded revenue growth. One key initiative for fiscal 2013 was to increase revenue from our disk systems and software solutions products. Another key area of focus for fiscal 2013 was our marketing and awareness campaign. A third initiative was to continue to introduce new products and enhanced offerings in the significant growth markets of disk and software for the data protection and big data and archive markets as well as strategic enhancements and offerings in the tape automation market while continuing to provide service and support to new and existing customers.

We started fiscal 2013 with the objectives of increasing total revenue, having operating profit and generating cash from operations. These objectives assumed the market for tape automation systems and tape drives would be approximately the same as fiscal 2012 and the market for disk systems and software solutions would grow compared to fiscal 2012. We experienced difficult market conditions during fiscal 2013, especially for products and solutions based on tape technology. Market analysts estimated the overall demand in tape market decreased approximately 20% in the first half of fiscal 2013. During that period we had a 17% decline in our tape automation systems revenue which caused a significant negative impact to both total revenue and operating profit. In addition, our disk systems and software revenue decreased in the first quarter of fiscal 2013 as a result of economic weakness in Europe, and large orders decreased due to customer caution from economic uncertainty. During the second half of fiscal 2013, we believe there was continued weakness in the storage market as a result of economic uncertainty regarding the fiscal cliff in the U.S., and companies continued to be cautious with their purchasing decisions. We believe global economic conditions also caused end users to continue to reduce or delay spending, resulting in lower than expected sales, particularly in Asia and Europe, in the fourth quarter of fiscal 2013.

In the second quarter of fiscal 2013, we met our objective of increasing revenue for disk systems and software revenue for the quarter, achieving record revenue in this category. This revenue growth continued in the third quarter of fiscal 2013, increasing disk systems and software solutions revenue from the third quarter of fiscal 2012, ending fiscal 2013 with record annual revenue from disk systems and software solutions. We believe this revenue increase reflects the market opportunity, the strength of our DXi and StorNext product portfolios and continued innovation in these product families in addition to achieving better sales traction in the channel and improved sales productivity.

We expected and experienced sequential improvement in tape automation systems revenue from year-end IT budget spending and the release of LTO-6 technology in the third quarter of fiscal 2013. We introduced LTO-6 tape drives and tape automation systems in certain of our products in December 2012, which contributed to increased tape automation revenue from the second quarter of fiscal 2013 and sales of products with LTO-6 technology contributed incremental tape automation revenue in the fourth quarter of fiscal 2013 compared to the third quarter of fiscal 2013. Overall, we believe we retained our market share leadership in open tape systems automation due to the smaller percentage decrease in branded tape automation systems revenue than the estimated decrease in overall market demand. Branded tape automation revenue decreased 13% in fiscal 2013 while OEM tape automation revenue decreased 20%.

We continued our focus on training our sales team and engaging with channel partners to take advantage of sales opportunities across our portfolio. We had stronger new customer acquisition in fiscal 2013 than in fiscal 2012 which we believe was due in part to increased end user and channel partner awareness as a result of our marketing and awareness campaign in the first half of fiscal 2013. In addition, we introduced several new products for big data environments during fiscal 2013, including Lattus–X and Lattus–M, the first products in our object storage solutions family for big data environments, and several StorNext appliances. We also expanded our data protection product portfolio with the introduction of DXi6800, enhancements and upgrades to enterprise disk, vmPRO software and enterprise tape in addition to releasing our Q-Cloud solution for cloud backup and disaster recovery which leverages our DXi and vmPRO technology.

Given the tape revenue decrease in the first half of fiscal 2013 compared to the first half of fiscal 2012, its impact on operating profit, and the use of cash in operations, we recognized the need for and implemented cost controls and spending reductions in the third and fourth quarters of fiscal 2013. As a result, our financial performance in the third quarter of fiscal 2013 improved from the second quarter of fiscal 2013, contributing to decreased operating loss and generating cash from operations. These cost controls resulted in additional decreases in operating expenses and we generated more cash from operations in the fourth quarter of fiscal 2013 than the third quarter of fiscal 2013. The sequential improvement in our financial results in the third quarter of fiscal 2013 also reflects the leverage in our business model where revenue growth quickly leads to improved operating results.

We continued to improve our capital structure during fiscal 2013. We issued $70 million of convertible subordinated notes and amended the Wells Fargo credit agreement to decrease the line of credit and modify certain covenants with terms that are financially more beneficial and provide additional flexibility to run our business.

We believe our product portfolio is the strongest it has been since we became a systems company and that it positions us well to continue to add customers and increase revenue in the next fiscal year. We plan to continue to expand and improve our product and solution offerings, with emphasis on branded disk systems, software solutions, virtual offerings, cloud solutions and next generation object storage. Using a balanced approach to take advantage of market opportunities and investing for growth while in a period of economic uncertainty, we are focused on revenue growth balanced with operating profit and generating cash from operations.

Results

We had total revenue of $587.6 million in fiscal 2013, a 10% decrease from fiscal 2012 primarily due to decreased market demand for products based on tape technology Product revenue from OEM customers decreased 18% and revenue from branded products decreased 10% both primarily due to decreased revenue from tape automation systems. Our continued efforts to increase revenue from disk systems and software solutions resulted in record annual revenue for this revenue category and a 4% increase from fiscal 2012. Service revenue was unchanged from fiscal 2012, while royalty revenue decreased 21% from fiscal 2012 as expected. Our focus on growing the branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business, at 83% in fiscal 2013, compared to 81% in fiscal 2012 and 79% in fiscal 2011.

Our gross margin percentage decreased 100 basis points from fiscal 2012 to 41.0% largely due to decreased product revenue and a corresponding lower product gross margin as well as a $12.2 million decrease in royalty revenue, partially offset by increased service gross margin. Some of our costs of goods sold are relatively fixed in the short term; therefore, revenue increases or decreases can have a material impact on the gross margin rate. Operating expenses increased $13.2 million, or 5% from fiscal 2012, primarily from restructuring charges in the second half of fiscal 2013 for severance and benefits to right-size our workforce in order to align spending with revised revenue expectations. We had a $42.7 million loss from operations in fiscal 2013 compared to operating income of $5.2 million in fiscal 2012.

Interest expense decreased 22% to $8.3 million primarily due to principal payments in the prior year and to a lesser extent from decreased debt amortization expense as a result of debt refinancings in calendar 2012. During fiscal 2013, we issued $70 million of subordinated convertible debt, using $49.5 million of the proceeds to fully repay the balance on the revolving credit line. We continued to generate cash from operating activities, with $7.7 million in fiscal 2013 compared to $45.7 million in fiscal 2012.

RESULTS OF OPERATIONS FOR FISCAL 2013, 2012 AND 2011

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Product revenue	$399,043	67.9%	$451,340	69.2%	$456,903	68.0%	$(52,297)	(11.6)%	$(5,563)	(1.2)%
Service revenue	144,037	24.5%	144,364	22.1%	151,095	22.5%	(327)	(0.2)%	(6,731)	(4.5)%
Royalty revenue	44,492	7.6%	56,666	8.7%	64,272	9.5%	(12,174)	(21.5)%	(7,606)	(11.8)%
Total revenue	$587,572	100.0%	$652,370	100.0%	$672,270	100.0%	$(64,798)	(9.9)%	$(19,900)	(3.0)%

Total revenue in fiscal 2013 decreased from fiscal 2012, reflecting a decline in the tape automation market, economic uncertainty and a decrease in large orders, or orders over $200,000. These factors impacted revenue from branded data protection products and services the most, with a $39.8 million, or 9%, decrease from fiscal 2012. Data protection products include our tape automation systems, disk systems and devices and media offerings. The market for big data management and archive continued to grow, and revenue from branded big data and archive products and services increased 18%, or $7.8 million, from fiscal 2012, partially offsetting the decreased revenue from data protection products. Big data management and archive products include StorNext software, StorNext appliances and Lattus object storage solutions. In addition, OEM product and service revenue decreased $20.6 million, or 19%, and royalty revenue decreased $12.2 million, or 21%, from fiscal 2012.

Total revenue decreased in fiscal 2012 compared to fiscal 2011 primarily due to expected reductions in OEM and royalty revenue. The largest decreases in OEM revenue were from lower deduplication software, tape automation products, devices and service revenue. Partially offsetting these decreases were increased sales of branded disk systems and software solutions in fiscal 2012.

Product Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Disk systems and software solutions	$124,074	21.1%	$119,044	18.2%	$110,678	16.5%	$5,030	4.2%	$8,366	7.6%
Tape automation systems	206,112	35.1%	245,030	37.6%	254,153	37.8%	(38,918)	(15.9)%	(9,123)	(3.6)%
Devices and media	68,857	11.7%	87,266	13.4%	92,072	13.7%	(18,409)	(21.1)%	(4,806)	(5.2)%
Total product revenue	$399,043	67.9%	$451,340	69.2%	$456,903	68.0%	$(52,297)	(11.6)%	$(5,563)	(1.2)%

Fiscal 2013 Compared to Fiscal 2012

Product revenue decreased 12% from fiscal 2012, primarily due to decreased sales of tape automation systems followed by lower revenue from devices and media, partially offset by increased revenue from disk systems and software solutions. Revenue from sales of branded products decreased 10% and OEM product revenue decreased 18% in fiscal 2013 compared to fiscal 2012, both primarily due to lower sales of tape automation systems.

Our disk systems and software solutions revenue increased 4% from 2012, resulting in record annual revenue in this revenue category. Revenue increases were primarily from sales of our StorNext appliances leading to record revenue for branded software solutions, and we also had record revenue from sales of midrange DXi products. The first StorNext appliances were introduced in fiscal 2012 and we added a number of products to the StorNext appliance family during fiscal 2013. Revenue from midrange disk systems increased 11% from the prior year; however, we believe our midrange disk systems cannibalized some revenue from enterprise disk solutions due to the capabilities of our newest midrange disk product. We had lower enterprise disk system revenue primarily due to fewer large orders, or orders over $200,000, during fiscal 2013.

The decrease in tape automation systems revenue in fiscal 2013 compared to fiscal 2012 was due to approximately $20 million decreases in both branded and OEM tape automation system sales. Midrange tape automation sales decreased the most, with 15% and 17% decreases, respectively, of branded midrange and OEM midrange tape automation systems revenue. Enterprise systems and entry-level sales of tape automation systems had similar revenue decreases from fiscal 2012. As noted above, demand for tape automation products decreased approximately 20% during the first half of fiscal 2013. Revenue from OEM tape automation systems decreased 20% while branded tape automation systems revenue decreased 13%, an indication that we gained market share in the branded tape business during fiscal 2013.

Product revenue from devices and media, which includes tape drives, removable hard drives and non-royalty media, decreased as expected from fiscal 2012 largely due to decreased media sales in addition to lower revenue from devices. These revenue decreases were primarily due to overall market declines. Higher than typical media sales during fiscal 2012 due to inventories being increased in response to concerns of supply disruptions following the March 2011 earthquake and tsunami in Japan also contributed to the decreased media revenue in fiscal 2013 compared to the prior year.

Fiscal 2012 Compared to Fiscal 2011

Product revenue decreased slightly from fiscal 2011, primarily due to decreased sales of tape automation systems and devices and media, mostly offset by increased revenue from disk systems and software solutions. Revenue from sales of branded products increased 3% in fiscal 2012 compared to fiscal 2011 primarily due to increased sales of disk systems and software solutions.

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

Product revenue from devices, including tape drives and removable hard drives, and non-royalty media sales decreased 5% to $87.3 million primarily due to anticipated decreases in sales of older branded and OEM device technologies that reached, or are nearing, end of life. Largely offsetting the decrease was an increase in branded media revenue primarily due to the March 2011 earthquake and tsunami in Japan and resulting concern of shortages and supply disruption in the market. We continue to be strategic with media sales and have chosen to not pursue opportunities that do not provide sufficient margins.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue was relatively unchanged in fiscal 2013 primarily due to a decreased volume of OEM product repair services that was offset by growth in revenue from branded service contracts associated with our StorNext appliances.

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

Royalty Revenue

Tape media royalties decreased 21%, or $12.2 million, from fiscal 2012 due to lower media unit sales sold by media licensees, largely due to an expected decrease in market demand for LTO media. In addition, royalties from DLT media continued to decrease as expected due to many companies no longer choosing to use this older technology.

Royalty revenue declined 12%, or $7.6 million, in fiscal 2012 primarily due to expected decreases of maturing DLT media unit sales by media licensees. Royalties from LTO media decreased 4% in fiscal 2012 primarily due to decreased LTO media unit sales by media licensees.

Gross Margin

	For the year ended March 31,								Change
(dollars in thousands)	2013		2012			2011			2013 vs. 2012		2012 vs. 2011
	Margin	Margin Rate	Margin		Margin Rate	Margin		Margin Rate
Product margin	$131,769	33.0%	$160,964		35.7%	$162,528		35.6%	$(29,195)	(18.1)%	$(1,564)	(1.0)%
Service margin	64,390	44.7%	55,905		38.7%	56,784		37.6%	8,485	15.2%	(879)	(1.5)%
Royalty margin	44,492	100.0%	56,666		100.0%	64,272		100.0%	(12,174)	(21.5)%	(7,606)	(11.8)%
Gross margin	$240,651	41.0%	$273,835	*	42.0%	$282,982	*	42.1%	$(33,184)	(12.1)%	$(9,147)	(3.2)%

* Fiscal 2012 total gross margin includes a $0.3 million restructuring benefit related to cost of revenue and fiscal 2011 total gross margin includes $0.6 million of restructuring charges related to cost of revenue.

Fiscal 2013 Compared to Fiscal 2012

The 100 basis point decrease in gross margin percentage compared to fiscal 2012 was primarily due to decreased product revenue and a corresponding lower product gross margin as well as a $12.2 million decrease in royalty revenue, partially offset by increased service gross margin. Some of our costs of goods sold are relatively fixed in the short term; therefore, revenue increases or decreases can have a material impact on the gross margin rate.

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

Product Margin

Fiscal 2013 Compared to Fiscal 2012

Product gross margin dollars decreased $29.2 million, or 18%, compared to fiscal 2012, and our product gross margin rate decreased 270 basis points primarily due to a 12% decrease in product revenue. As noted above, some of our product costs of goods sold are relatively fixed in the short term; therefore, product revenue increases or decreases impact the product gross margin rate. The change in the mix of products sold, as described above in product revenue, also contributed to decreased product margins in fiscal 2013. In addition, we had an increase in compensation and benefits in fiscal 2013 compared to fiscal 2012 primarily due to investment in our software support team. We also had an increase in the manufacturing inventory allowance in fiscal 2013 compared to the prior year largely due to more products nearing end of life. Partially offsetting these factors was lower intangible amortization in fiscal 2013 due to certain intangible assets becoming fully amortized in fiscal 2013 and fiscal 2012, decreased facility expense from reducing our warehouse footprint and lower freight expense as a result of fewer shipments compared to fiscal 2012.

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

Service Margin

Fiscal 2013 Compared to Fiscal 2012

Service gross margin dollars increased $8.5 million, or 15%, compared to fiscal 2012, and service gross margin percentage increased 600 basis points while service revenue was unchanged. The increase in service margin was primarily due to reduced costs across our service delivery model from a decreased volume of repairs and in part due to bringing repair of certain product lines in-house. The more significant cost decreases in fiscal 2013 compared to fiscal 2012 were for compensation and benefits, external service providers, third party warehouse and service materials. Compensation and benefits decreased due to reduced staffing requirements from decreased repair volumes. External service provider expense decreased due to a combination of having repair of certain product lines in-house for the full fiscal year, decreased repair volumes and negotiating lower rates on the renewals of contracts with certain service providers in fiscal 2012. Third party warehouse expenses decreased due to efforts to reduce service parts inventory levels including reduced usage of third party warehouses. Service material decreases were primarily due to lower repair volumes compared to the prior year. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Fiscal 2012 Compared to Fiscal 2011

Service gross margin dollars decreased $0.9 million, or approximately 2%, in fiscal 2012 compared to fiscal 2011. Our service gross margin percentage increased 110 basis points to 38.7% in fiscal 2012, largely due to decreased external provider expenses and inventory allowance expense. External service provider expense decreased due to a combination of bringing repair of additional product lines in-house and negotiating lower rates on the renewals of contracts with certain service providers in fiscal 2012. We had higher inventory allowance expense in fiscal 2011 due to end of service life plans for several products. In addition, our service activities for fiscal 2012 reflected a greater proportion of revenue from branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Research and development	$73,960	12.6%	$74,365	11.4%	$73,008	10.9%	$(405)	(0.5)%	$1,357	1.9%

Fiscal 2013 Compared to Fiscal 2012

The decrease in research and development expenses compared to fiscal 2012 was the net result of several factors. Due to the implementation of cost reduction measures in the second half of fiscal 2013, including restructuring actions that decreased headcount, we had a decrease of $0.8 million in compensation and benefits and also had smaller decreases in several other areas including travel expenses, dues and subscriptions and facilities expense. In addition, we had a $0.6 million decrease in project materials as a result of the types of products under development and related testing material requirements compared to the prior year. Mostly offsetting these decreases, we had a $0.9 million increase in depreciation expense due to laboratory testing equipment purchases and a $0.6 million increase in use of external service providers, primarily for next generation LTO product development.

Fiscal 2012 Compared to Fiscal 2011

The increase in research and development expenses for fiscal 2012 was primarily due to a $1.7 million increase in compensation and benefits from investment in our disk systems software and hardware and our virtual systems engineering teams to support new product development efforts. Partially offsetting this increase was a $0.5 million decrease in travel expenses compared to the prior year.

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Sales and marketing	$137,041	23.3%	$130,938	20.1%	$122,768	18.3%	$6,103	4.7%	$8,170	6.7%

Fiscal 2013 Compared to Fiscal 2012

The increase in sales and marketing expense in fiscal 2013 compared to fiscal 2012 was primarily due to a $5.6 million increase in compensation and benefits from growing our branded sales force and marketing team in the first half of fiscal 2013. In addition, we had a $2.2 million net increase in advertising and marketing expenses and a $0.7 million increase in external service provider expense due to our awareness campaign and expanded advertising programs in the first half of fiscal 2013 intended to increase current and future demand for our products and services. As noted above, these efforts contributed to the stronger new customer acquisition in fiscal 2013. These increases were partially offset by a $3.6 million decrease in intangible amortization due to certain intangibles becoming fully amortized.

Fiscal 2012 Compared to Fiscal 2011

Sales and marketing expenses increased in fiscal 2012 primarily due to a $7.2 million increase in compensation and benefits, including commissions. Commissions increased due to increased branded product revenue and salaries and benefits increased largely due to growing our branded sales force. In addition, travel expenses increased $1.0 million due in part to increased airfare and fuel costs, incremental travel by our sales engineers to support customer sales and increased travel for sales training events to expand our position with existing and new channel partners to drive future growth.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
General and administrative	$62,179	10.6%	$62,910	9.6%	$59,460	8.8%	$(731)	(1.2)%	$3,450	5.8%

Fiscal 2013 Compared to Fiscal 2012

The decrease in general and administrative expenses from fiscal 2012 was primarily due to a $0.8 million decrease in compensation and benefits from reduced headcount as a result of restructuring actions taken in the second half of fiscal 2013.

We may incur higher than typical legal costs in fiscal 2014 to defend ourselves while patent infringement lawsuits are ongoing. We do not believe there is a reasonable possibility that we will pay material damages related to these lawsuits. These lawsuits are discussed in more detail in Note 13 “Commitments and Contingencies” under Legal Proceedings.

Fiscal 2012 Compared to Fiscal 2011

The increase in general and administrative expenses was primarily due to a $2.2 million increase in compensation and benefits primarily from increased stock compensation expense due to equity grants related to promotions and merit increases. In addition, we had $1.4 million in credits in fiscal 2011 primarily due to accounts receivable recoveries and a litigation settlement that were not repeated.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Restructuring charges (benefit) related to cost of revenue	$—	—%	$(300)	0.0%	$602	0.1%	$300	100.0%	$(902)	(149.8)%
Restructuring charges in operating expenses	10,171	1.7%	1,930	0.3%	3,042	0.5%	8,241	n/m	(1,112)	(36.6)%
Total restructuring charges	$10,171	1.7%	$1,630	0.2%	$3,644	0.5%	$8,541	n/m	$(2,014)	(55.3)%

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. Given the tape revenue decrease in the first half of fiscal 2013, its impact on operating profit and the use of cash in operations, we recognized the need for and implemented restructuring plans in the second half of fiscal 2013. In fiscal 2011 and 2012, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. For additional information and disclosure of restructuring charges refer to Note 8 “Restructuring Charges” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Fiscal 2013 Compared to Fiscal 2012

The increase in restructuring charges in fiscal 2013 compared to the prior year was primarily due to a $6.7 million increase in severance and benefits expense from eliminating more positions in both the U.S. and internationally across most functions of the business to align spending with revenue expectations. Facility restructuring expense increased $1.6 million compared to fiscal 2012 primarily due to accruing remaining lease expense related to the portion of a U.S. facility that was vacated in the fourth quarter of fiscal 2013.

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

Gain on Sale of Patents

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Gain on sale of patents	$—	—%	$1,500	0.2%	$—	—%	$(1,500)	(100.0)%	$1,500	n/a

During fiscal 2012, we had a $1.5 million gain on the sale of patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Other Income and Expense

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Other income and (expense)	$(216)	0.0%	$(118)	0.0%	$1,199	0.2%	$(98)	(83.1)%	$(1,317)	(109.8)%

Other expense in fiscal 2013 was relatively unchanged from fiscal 2012. Other income and expense decreased $1.3 million in fiscal 2012 compared to fiscal 2011 primarily due to a $1.6 million net decrease in investment gains from fiscal 2011, largely due to gains from private technology venture limited partnerships that were not repeated. In addition, we had a $0.4 million net increase in foreign exchange losses primarily due to the U.S. dollar strengthening against the euro in fiscal 2012. These were partially offset by $0.9 million in fees for an amendment to our senior secured credit agreement in fiscal 2011 that were not repeated.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Interest expense	$8,342	1.4%	$10,686	1.6%	$20,163	3.0%	$(2,344)	(21.9)%	$(9,477)	(47.0)%

Fiscal 2013 Compared to Fiscal 2012

Interest expense decreased from fiscal 2012 primarily due to principal payments in the prior year that reduced the outstanding debt balance in fiscal 2013 compared to fiscal 2012. We also had a lower average interest rate during fiscal 2013 than the prior year that contributed to decreased interest expense. In addition, the debt refinancing in March 2012 to a revolving credit facility that had lower debt issuance costs than the prior credit facility decreased amortization of debt issuance costs in fiscal 2013 compared to fiscal 2012.

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

Loss on Debt Extinguishment

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of revenue		% of revenue		% of revenue
Loss on debt extinguishment	$—	—%	$(2,310)	(0.4)%	$ (1,186)	(0.2)%	$2,310	100.0%	$(1,124)	(94.8)%

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

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
		% of pre-tax loss		% of pre-tax loss		% of pre-tax income
Income tax provision	$1,161	(2.3)%	$887	(11.2)%	$13	0.3%	$274	30.9%	$874	n/m

The $0.3 million increase in tax expense in fiscal 2013 compared to fiscal 2012 was primarily due to higher foreign taxes. The $0.9 million increase in tax expense in fiscal 2012 compared to fiscal 2011 was primarily due to the release in fiscal 2011 of $0.9 million in tax liabilities in foreign jurisdictions that were not repeated. Tax expense in fiscal 2013 and fiscal 2012 was primarily comprised of foreign income taxes and state taxes. Tax expense in fiscal 2011 was primarily comprised of foreign income taxes and state taxes, offset by the release of tax liabilities in foreign jurisdictions due to a favorable settlement and expiration of statutes of limitation.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Cost of revenue	$3,775	$7,583	$14,662	$(3,808)	(50.2)%	$(7,079)	(48.3)%
Research and development	—	—	200	—	—%	(200)	(100.0)%
Sales and marketing	9,524	13,128	13,419	(3,604)	(27.5)%	(291)	(2.2)%
General and administrative	—	32	100	(32)	(100.0)%	(68)	(68.0)%
	$13,299	$20,743	$28,381	$(7,444)	(35.9)%	$(7,638)	(26.9)%

The decreased intangible asset amortization in fiscal 2013 and 2012 compared to the respective prior years was due to certain intangible assets becoming fully amortized. Refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Cost of revenue	$2,389	$2,203	$1,768	$186	8.4%	$435	24.6%
Research and development	3,665	3,250	2,486	415	12.8%	764	30.7%
Sales and marketing	4,699	4,048	3,121	651	16.1%	927	29.7%
General and administrative	4,386	4,236	3,046	150	3.5%	1,190	39.1%
	$15,139	$13,737	$10,421	$1,402	10.2%	$3,316	31.8%

The increase in share-based compensation in fiscal 2013 was primarily due to $2.5 million of incremental RSU expense largely for merit awards granted in 2013 to sales and marketing and research and development team members. This increase was partially offset by a $0.9 million decrease in option expense from fiscal 2012 due to existing options becoming fully vested during fiscal 2013 and a $0.2 million decrease in expense related to the employee stock purchase plan (“ESPP”) due to lower stock prices than fiscal 2012.

The increase in share-based compensation expense in fiscal 2012 compared to fiscal 2011 was primarily due to a $3.7 million increase in expense related to restricted stock units due to more restricted stock units granted for employee merit increases at a higher grant-date stock price in fiscal 2012 than fiscal 2011. In addition we had a $0.6 million increase in expense related to the ESPP due to increased participation in fiscal 2012. This was partially offset by a $1.0 million decrease in expense related to options due to more options vesting in fiscal 2012 than were replaced by new option grants.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2013	2012	2011
Cash and cash equivalents	$68,976	$51,261	$76,010
Net income (loss)	(52,419)	(8,809)	4,541
Net cash provided by operating activities	7,735	45,660	52,327
Net cash used in investing activities	(10,908)	(21,974)	(10,103)
Net cash provided by (used in) financing activities	20,975	(48,353)	(81,286)

Fiscal 2013

The $60.2 million difference between reported net loss and cash provided by operating activities during fiscal 2013 was primarily due to $52.1 million in non-cash items, the largest of which were share-based compensation, amortization, depreciation and service parts lower of cost or market adjustment. In addition, we had an $11.7 million decrease in accounts receivable primarily due to lower revenue and service billings in the fourth quarter of fiscal 2013 than the fourth quarter of fiscal 2012. This was partially offset by an $8.6 million decrease in accounts payable primarily due to decreased purchases and the timing of payments.

Cash used in investing activities was primarily due to $10.1 million of property and equipment purchases and $2.2 million used to purchase other investments. Equipment purchases were primarily for engineering equipment and testing hardware to support product development activities and equipment to update our network. We also made leasehold improvements to a location we started leasing in the first quarter of fiscal 2013. Other investment purchases we made were in private technology companies with products or features complementary to Quantum products and our strategy.

Cash provided by financing activities during fiscal 2013 was primarily due to $18.2 million in net borrowings from issuing convertible subordinated debt and repaying our line of credit balance from a portion of the convertible debt proceeds. In addition, we received $4.8 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, partially offset by $2.0 million paid for taxes due upon vesting of restricted stock.

Fiscal 2012

The $54.5 million difference between reported net loss and cash provided by operating activities in fiscal 2012 was primarily due to $60.4 million of non-cash expenses, including amortization, share-based compensation, depreciation and service parts lower of cost or market adjustment. In addition, we had an $8.1 million increase in deferred revenue primarily due to increased sales of service contracts. Partially offsetting these was a $21.4 million use of cash from increased manufacturing inventories primarily due to purchasing materials to build and configure new products and securing hard disk drives in light of supply constraints from flooding in Thailand earlier in the fiscal year.

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

Fiscal 2011

The $47.8 million difference between reported net income and cash provided by operating activities in fiscal 2011 was primarily due to $67.5 million of non-cash expenses, including amortization, service parts lower of cost or market adjustment, depreciation and share-based compensation. These noncash expenses were partially offset by a $14.9 million increase in accounts receivable primarily due to increased sales of products and service billings in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Cash used in investing activities during fiscal 2011 was primarily due to $12.3 million in purchases of property and equipment. Equipment purchases were primarily for engineering test equipment to support product development activities.

Cash used in financing activities during fiscal 2011 was primarily due to net debt repayments of $95.5 million, including $81.7 million of principal on our senior secured term debt. We refinanced subordinated term loans with 3.50% convertible subordinated debt in fiscal 2011, and the repayment of this long-term debt was offset by borrowings of convertible subordinated debt. In addition, we received $16.5 million from the issuance of common stock.

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates. For additional information, see Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

We have $205 million of convertible subordinated debt in addition to a line of credit under the Wells Fargo Credit agreement (“WF credit agreement”). The $135 million aggregate principal amount outstanding of 3.50% convertible subordinated notes is due November 15, 2015, the terms of which are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association (“3.50% notes”). The $70 million aggregate principal amount outstanding of 4.50% convertible subordinated notes further described below is due November 15, 2017, the terms of which are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association (“4.50% notes”). Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments.

During the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of convertible subordinated notes. This was comprised of $60 million aggregate principal amount issued on October 31, 2012, and an additional $10 million aggregate principal amount issued on November 6, 2012 pursuant to an over-allotment provision. These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of fees for the 4.50% notes which are included in other long-term assets in our Consolidated Balance Sheets. The fees are amortized to interest expense over the term of the notes.

Under the WF credit agreement, as amended, we have the ability to borrow under a senior secured revolving credit facility. The maximum borrowing amount is the lesser of $55 million or the amount of the monthly borrowing base. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% notes remain outstanding on that date. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. On October 31, 2012, we repaid all outstanding borrowings under the WF credit agreement with $49.5 million of the proceeds from the 4.50% notes. We have letters of credit totaling $1.1 million, reducing the amount available to borrow to $53.9 million at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants and had no outstanding balance on the line of credit.

There were two primary amendments made to the WF credit agreement during fiscal 2013. On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of one third of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements.

With the completion of the convertible debt offering in the third quarter of fiscal 2013, we requested an amendment to the WF credit agreement to decrease the line of credit and modify certain covenants. An amendment was completed on January 31, 2013. The average liquidity covenant was eliminated. The fixed charge coverage ratio covenant is applicable only in fiscal quarters in which liquidity is below $16.5 million and decreased from 1.2 to 1.1 for the 12 month period ending on the last day of any fiscal quarter in which the covenant is applicable. The liquidity requirement to avoid triggering mandatory field audits decreased from $20 million to $18.5 million commencing January 31, 2013 and will remain at this level for the remaining term of the credit agreement. Both the fixed charge coverage ratio and liquidity are defined in the WF credit agreement and the January 31, 2013 amendment. In addition, compliance certificates must be filed monthly if borrowings exceed $15 million, otherwise they are to be filed quarterly. The fixed charge coverage ratio was not applicable for the fourth quarter of fiscal 2013 because our liquidity level exceeded the contractual threshold.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and big data and archive markets. We implemented cost reduction initiatives in the third quarter of fiscal 2013 and additional spending control programs in the fourth quarter of fiscal 2013 in an effort to better align spending with revenue expectations. We cannot provide assurance that the actions we are currently undertaking, have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier of any reduction or product mix shift in the forecast relative to materials that the supplier had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2013, we had issued non-cancelable purchase commitments for $22.3 million to purchase inventory from our suppliers.

Stock Repurchases

As of March 31, 2013, there was $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2013, 2012 and 2011. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the WF credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$7,875	$150,750	$76,300	$—	$234,925
Purchase obligations	22,308	—	—	—	22,308
Operating leases	10,027	17,195	10,642	13,415	51,279
Total contractual cash obligations	$40,210	$167,945	$86,942	$13,415	$308,512

The contractual commitments shown above include $29.9 million in interest payments on our various debt obligations. As of March 31, 2013, we had $5.1 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.

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

Impairment of Long-lived Assets and Goodwill

We apply judgment when reviewing amortizable intangible and other long-lived assets (“long-lived assets”) and goodwill for impairment, including when evaluating potential impairment indicators. Indicators we consider include adverse changes in the economy or business climate that could affect the value of our long-lived assets or goodwill, overall financial performance such as negative or declining cash flows or operating income, changes in our business strategy, product mix or to the long-term economic outlook, a sustained decrease in our stock price and, in the case of goodwill, testing long-lived assets for recoverability. In addition, we evaluate on the basis of the weight of evidence the significance of identified events and circumstances along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances.

We use an undiscounted cash flow approach to evaluate our long-lived assets for recoverability when there are impairment indicators. Estimates of future cash flows require significant judgments about the future and include company forecasts and our expectations of future use of our long-lived assets, both of which may be impacted by market conditions. Other critical estimates include determining the asset group or groups within our long-lived assets, the primary asset of an asset group and the primary asset’s useful life. During fiscal 2013, we early adopted the accounting guidance that allows entities the option to perform a qualitative assessment to determine whether it is more likely than not an indefinite-lived asset is impaired.

In addition to comparing the carrying value of the reporting unit to its fair value, because we have negative book value, we perform a qualitative analysis to determine whether it is not more likely than not that the fair value of goodwill is less than its carrying amount. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step must be performed to quantify the amount of goodwill impairment, if any, requiring additional assumptions and judgments.

If the second step of a goodwill impairment test is required, the following assumptions and estimates may be used by management in an income approach analysis. We derive discounted cash flows using estimates and assumptions about the future. Other significant assumptions may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. Inherent in our development of cash flow projections for the income approach used in an impairment test are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also make certain assumptions about future economic conditions, applicable interest rates and other market data.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on outstanding borrowings under the WF credit agreement and in fiscal 2012 affected interest expense on borrowings under the Credit Suisse credit agreement. Our convertible subordinated notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during fiscal 2013 and fiscal 2012. During fiscal 2013 and fiscal 2012, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income.

At March 31, 2013 we had no outstanding borrowings with variable interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.

During fiscal 2012, interest accrued on our CS credit agreement at our option, based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%, and the interest rate on amounts borrowed on our WF credit agreement was based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. A hypothetical 100 basis point increase in interest rates would have increased interest expense $0.2 million in fiscal 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows, and of stockholders' deficit present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 7, 2013

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$68,976	$51,261
Restricted cash	3,023	4,230
Accounts receivable, net of allowance for doubtful accounts of $62 and $217, respectively	99,093	110,840
Manufacturing inventories	53,075	61,111
Service parts inventories	35,368	39,050
Other current assets	12,192	14,729
Total current assets	271,727	281,221
Long-term assets:
Property and equipment, less accumulated depreciation	21,456	25,440
Intangible assets, less accumulated amortization	12,813	26,112
Goodwill	55,613	55,613
Other long-term assets	9,531	6,962
Total long-term assets	99,413	114,127
	$371,140	$395,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,634	$56,304
Accrued warranty	7,520	7,586
Deferred revenue, current	91,108	93,441
Accrued restructuring charges	4,756	1,752
Accrued compensation	30,311	31,971
Other accrued liabilities	20,188	18,999
Total current liabilities	201,517	210,053
Long-term liabilities:
Deferred revenue, long-term	38,393	36,430
Long-term debt	—	49,495
Convertible subordinated debt	205,000	135,000
Other long-term liabilities	7,812	11,050
Total long-term liabilities	251,205	231,975
Commitments and contingencies
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2013 and March 31, 2012	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 243,080 and 236,402 shares issued and outstanding as of March 31, 2013 and 2012, respectively	2,431	2,364
Capital in excess of par value	427,611	409,770
Accumulated deficit	(517,816)	(465,397)
Accumulated other comprehensive income	6,192	6,583
Stockholders’ deficit	(81,582)	(46,680)
	$371,140	$395,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2013	2012	2011
Product revenue	$399,043	$451,340	$456,903
Service revenue	144,037	144,364	151,095
Royalty revenue	44,492	56,666	64,272
Total revenue	587,572	652,370	672,270
Product cost of revenue	267,274	290,376	294,375
Service cost of revenue	79,647	88,459	94,311
Restructuring charges (benefit) related to cost of revenue	—	(300)	602
Total cost of revenue	346,921	378,535	389,288
Gross margin	240,651	273,835	282,982
Operating expenses:
Research and development	73,960	74,365	73,008
Sales and marketing	137,041	130,938	122,768
General and administrative	62,179	62,910	59,460
Restructuring charges	10,171	1,930	3,042
Total operating expenses	283,351	270,143	258,278
Gain on sale of patents	—	1,500	—
Income (loss) from operations	(42,700)	5,192	24,704
Other income and expense	(216)	(118)	1,199
Interest expense	(8,342)	(10,686)	(20,163)
Loss on debt extinguishment	—	(2,310)	(1,186)
Income (loss) before income taxes	(51,258)	(7,922)	4,554
Income tax provision	1,161	887	13
Net income (loss)	$(52,419)	$(8,809)	$4,541

Basic and diluted net income (loss) per share	$(0.22)	$(0.04)	$0.02

Weighted average shares:
Basic	239,855	232,599	220,888
Diluted	239,855	232,599	229,738

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended March 31,
	2013	2012	2011
Net income (loss)	$(52,419)	$(8,809)	$4,541
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(583)	(513)	1,083
Net unrealized gain (loss) on revaluation of long-term intercompany balances, net of taxes of $51, $(52) and $(37), respectively	192	(197)	(139)
Total other comprehensive income (loss)	(391)	(710)	944
Total comprehensive income (loss)	$(52,810)	$(9,519)	$5,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(52,419)	$(8,809)	$4,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,413	11,774	11,657
Amortization	14,646	23,101	30,304
Service parts lower of cost or market adjustment	10,081	10,736	13,796
Loss on debt extinguishment	—	2,310	1,186
Deferred income taxes	(142)	(1,280)	(184)
Share-based compensation	15,139	13,737	10,421
Other non-cash writeoffs	—	—	302
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	11,747	4,134	(14,935)
Manufacturing inventories	(2,098)	(21,373)	(1,460)
Service parts inventories	3,735	3,642	1,955
Accounts payable	(8,630)	4,107	(1,466)
Accrued warranty	(66)	552	1,150
Deferred revenue	(370)	8,073	(3,876)
Accrued restructuring charges	3,009	(2,284)	227
Accrued compensation	(1,452)	810	(302)
Other assets and liabilities	2,142	(3,570)	(989)
Net cash provided by operating activities	7,735	45,660	52,327
Cash flows from investing activities:
Purchases of property and equipment	(10,099)	(11,414)	(12,339)
(Increase) decrease in restricted cash	1,113	(2,505)	32
Purchase of other investments	(2,169)	—	—
Return of principal from other investments	247	97	2,204
Payment for business acquisition, net of cash acquired	—	(8,152)	—
Net cash used in investing activities	(10,908)	(21,974)	(10,103)
Cash flows from financing activities:
Borrowings of long-term debt, net	—	48,535	—
Repayments of long-term debt	(49,495)	(104,334)	(203,449)
Borrowings of convertible subordinated debt, net	67,701	—	130,022
Repayments of convertible subordinated debt	—	—	(22,099)
Payment of taxes due upon vesting of restricted stock	(2,036)	(2,944)	(2,307)
Proceeds from issuance of common stock	4,805	10,390	16,547
Net cash provided by (used in) financing activities	20,975	(48,353)	(81,286)
Effect of exchange rate changes on cash and cash equivalents	(87)	(82)	125
Net increase (decrease) in cash and cash equivalents	17,715	(24,749)	(38,937)
Cash and cash equivalents at beginning of period	51,261	76,010	114,947
Cash and cash equivalents at end of period	$68,976	$51,261	$76,010
Supplemental disclosure of cash flow information:
Fair value of common stock issued for business combination	$—	$2,767	$—
Purchases of property and equipment included in accounts payable	354	1,902	—
Cash paid during the year for:
Interest	5,672	8,266	16,478
Income taxes, net of refunds	2,596	1,857	1,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances as of March 31, 2010	214,946	$2,149	$361,374	$(461,129)	$6,349	$(91,257)
Net income	—	—	—	4,541	—	4,541
Foreign currency translation adjustments	—	—	—	—	1,083	1,083
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(37)	—	—	—	—	(139)	(139)
Shares issued under employee stock purchase plan	3,234	32	3,912	—	—	3,944
Shares issued under employee stock incentive plans, net	9,131	92	10,204	—	—	10,296
Share-based compensation expense	—	—	10,421	—	—	10,421
Balances as of March 31, 2011	227,311	2,273	385,911	(456,588)	7,293	(61,111)
Net loss	—	—	—	(8,809)	—	(8,809)
Foreign currency translation adjustments	—	—	—	—	(513)	(513)
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(52)	—	—	—	—	(197)	(197)
Shares issued under employee stock purchase plan	3,036	31	5,012	—	—	5,043
Shares issued under employee stock incentive plans, net	5,084	51	2,352	—	—	2,403
Shares issued in connection with business acquisition	971	9	2,758	—	—	2,767
Share-based compensation expense	—	—	13,737	—	—	13,737
Balances as of March 31, 2012	236,402	2,364	409,770	(465,397)	6,583	(46,680)
Net loss	—	—	—	(52,419)	—	(52,419)
Foreign currency translation adjustments	—	—	—	—	(583)	(583)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $51	—	—	—	—	192	192
Shares issued under employee stock purchase plan	3,783	38	4,402	—	—	4,440
Shares issued under employee stock incentive plans, net	2,895	29	(1,700)	—	—	(1,671)
Share-based compensation expense	—	—	15,139	—	—	15,139
Balances as of March 31, 2013	243,080	$2,431	$427,611	$(517,816)	$6,192	$(81,582)

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

The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. On June 13, 2011, we acquired Pancetera Software, Inc. (“Pancetera”), and Pancetera’s results of operations are included in our Consolidated Statements of Operations from that date. All intercompany accounts and transactions have been eliminated. Several prior period amounts have been reclassified to conform to current period presentation in the Consolidated Balance Sheets. Deferred income taxes in current assets has been reclassified into other current assets. Amortizable intangible assets, less accumulated amortization and in-process research and development have been combined and reclassified into intangible assets, less accumulated amortization. Income taxes payable has been reclassified into other accrued liabilities, and deferred income taxes in long-term liabilities has been reclassified into other long-term liabilities. In addition, in the Consolidated Statements of Cash Flows prior period income taxes payable has been reclassified into other assets and liabilities to conform to current period presentation. These reclassifications had no impact on total assets, income (loss) from operations, net income (loss) or net cash provided by operating activities.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $16.0 million, $20.3 million and $22.2 million in fiscal 2013, 2012 and 2011, respectively.

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

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2013, 2012 and 2011 was $8.2 million, $4.3 million and $5.0 million, respectively.

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

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are also reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense were a $0.5 million loss in fiscal 2013, a $0.1 million loss in fiscal 2012 and a $0.3 million gain in fiscal 2011.

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

Investments in private technology venture limited partnerships are currently accounted for using the equity method because these investments individually represent voting ownership interests of less than 20%. Ownership interests in these limited partnerships are accounted for under the equity method unless our interest is so minor (typically less than 5%) that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used.

Investments in other privately held companies are accounted for under the cost method unless we hold a significant stake. We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. Investments in non-marketable equity investments are recorded in other long-term assets in the Consolidated Balance Sheets.

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

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 1 to 3 years and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their fair value. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and we dispose of parts with no use and a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Amortizable Intangible and Other Long-lived Assets

We review the useful life of amortizable intangible and other long-lived assets (“long-lived assets”) quarterly and review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The company operates as a single reporting unit for business and operating purposes, and our impairment evaluation also treats the company as a single asset group. Impairment indicators we consider include a significant decrease in the market price of our long-lived asset group, adverse changes in the extent or manner in which our long-lived assets are being used, adverse changes in the business climate that could affect the value of our long-lived assets, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of our long-lived assets and an expectation that it is more likely than not our long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. If we identify impairment indicators, we evaluate recoverability using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. If impairment is indicated, an impairment charge is recorded to write the long-lived assets down to their estimated fair value.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reporting unit and consider the company as a whole when reviewing impairment factors. In addition to comparing the carrying value of the reporting unit to its fair value, because we have negative book value, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a sustained decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value.

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

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2013 and 2012, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the Wells Fargo credit agreement (“WF credit agreement”).

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

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2013	2012
Money market funds	$32,394	$37,776

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets, in-process research and development (“IPR&D”) and goodwill. We did not record impairments to any non-financial assets in fiscal 2013 or fiscal 2012. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities were as follows (in thousands):

	As of March 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt(1)	$205,000	$194,639	$135,000	$136,350
Senior secured revolving debt(2)	—	—	49,495	49,495
____________________

(1)	Fair value based on quoted market prices (level 1).
(2)	Fair value based on outstanding borrowings and market interest rates (level 2).

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

Sales to our top five customers represented 32% of revenue in fiscal 2013 compared to 34% of revenue in fiscal 2012 and 33% of revenue in fiscal 2011. We had no customers that comprised 10% or greater of revenue in fiscal 2013 or fiscal 2012. Sales to our largest customer, Dell Inc. (“Dell”), were 10% of revenue in fiscal 2011.

Recently Adopted Accounting Pronouncements

Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides entities the option to perform a qualitative assessment to determine whether it is more likely than not an indefinite-lived asset is impaired, similar to the goodwill impairment testing guidance. If an entity determines the fair value of the indefinite-lived asset is not more likely than not impaired, then no additional testing is required. ASU 2012-02 also provides examples of changes in events and circumstances that an entity should consider for impairment indicators in interim periods. ASU 2012-02 is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012 and may be early adopted. We early adopted ASU 2012-02 in the fourth quarter of fiscal 2013 and adoption did not impact our statements of financial position or results of operations.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. We do not anticipate adoption of ASU 2013-05 will materially impact our statements of financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, disclosure of these significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income is required. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We do not anticipate adoption of ASU 2013-02 will materially impact our statements of financial position or results of operations.

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

The amortizable intangible assets are all related to developed technology and are included in purchased technology within Note 5 “Intangible Assets and Goodwill.” Purchased technology, which comprises products that have reached technological feasibility, was primarily related to SmartRead®. SmartRead is patented technology, primarily comprised of a set of algorithms that reduce storage input-output when performing maintenance tasks such as backup, replication or migration of virtual machines. Pancetera products containing the SmartRead technology included SmartViewTM and SmartMotionTM, which have been rebranded as vmPRO software solutions. Purchased technology intangible assets also include a combination of Pancetera processes, patents and trade secrets related to the design and development of these products. This proprietary know-how can be leveraged to develop new technology and improve our products. The SmartRead purchased technology intangible asset has an amortization period of four years.

IPR&D represents incomplete Pancetera research and development projects that had not reached technological feasibility as of the acquisition date. Due to the nature of IPR&D, the expected life is indeterminate and we periodically evaluate for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects. During fiscal 2013, $0.2 million of IPR&D reached technological feasibility, was transferred to amortizable purchased technology intangible assets and is being amortized over its estimated useful life of four years.

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In addition, we incurred acquisition expenses of $0.3 million during fiscal 2012 which were included in general and administrative expense in our Consolidated Statements of Operations.

NOTE 4: BALANCE SHEET DETAILS

Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31,
	2013	2012
Cash	$39,605	$17,715
Money market funds	32,394	37,776
	$71,999	$55,491

Manufacturing inventories consisted of (in thousands):

	As of March 31,
	2013	2012
Finished goods	$19,480	$22,122
Work in process	8,633	5,781
Materials and purchased parts	24,962	33,208
	$53,075	$61,111

Service parts inventories consisted of (in thousands):

	As of March 31,
	2013	2012
Finished goods	$19,750	$19,202
Component parts	15,618	19,848
	$35,368	$39,050

Property and equipment consisted of (in thousands):

	As of March 31,
	2013	2012
Machinery and equipment	$149,245	$162,182
Furniture and fixtures	6,521	7,045
Leasehold improvements	19,734	23,348
	175,500	192,575
Less: accumulated depreciation	(154,044)	(167,135)
	$21,456	$25,440

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

Following is the weighted average amortization period for our amortizable intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	6.0
Customer lists	7.2
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011 follows (in thousands):

	For the year ended March 31,
	2013	2012	2011
Purchased technology	$3,775	$7,583	$14,862
Trademarks	244	700	810
Non-compete agreements	—	32	100
Customer lists	9,280	12,428	12,609
	$13,299	$20,743	$28,381

The following table provides a summary of the carrying value of intangible assets (in thousands):

	As of March 31,
	2013			2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$180,613	$(178,168)	$2,445	$182,922	$(176,893)	$6,029
Trademarks	3,900	(3,900)	—	3,900	(3,656)	244
Customer lists	105,719	(95,509)	10,210	106,419	(86,929)	19,490
In-process research and
development	158	—	158	349	—	349
	$290,390	$(277,577)	$12,813	$293,590	$(267,478)	$26,112

The total expected future amortization related to amortizable intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2014	$8,896
Fiscal 2015	3,589
Fiscal 2016	138
Fiscal 2017	32
Total as of March 31, 2013	$12,655

We evaluate our long-lived assets for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in fiscal 2013, 2012 and 2011. In fiscal 2013 and fiscal 2012, we wrote off $3.2 million and $30.9 million, respectively, of fully amortized intangible assets related to fiscal 2002 and 2003 acquisitions. In-process research and development of $0.2 million reached technological feasibility during fiscal 2013, was transferred to amortizable purchased technology intangible assets and is being amortized over its estimated useful life.

Goodwill

The following provides a summary of the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance March 31, 2011	$385,770	$(339,000)	$46,770
Pancetera acquisition	8,843	—	8,843
Balance March 31, 2012 and March 31, 2013	$394,613	$(339,000)	$55,613

Our annual impairment evaluation for goodwill in the fourth quarters of fiscal 2013, 2012 and 2011 did not indicate any impairment of our goodwill in fiscal 2013, 2012 and 2011.

NOTE 6: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2013	2012
Beginning balance	$7,586	$7,034
Additional warranties issued	9,632	9,973
Adjustments for warranties issued in prior fiscal years	1,070	1,956
Settlements	(10,768)	(11,377)
Ending balance	$7,520	$7,586

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

NOTE 7: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Our debt consisted of the following (in thousands):

	As of March 31,
	2013	2012
Convertible subordinated debt	$205,000	$135,000
Senior secured revolving debt	—	49,495
	$205,000	$184,495

Convertible Subordinated Debt

4.50% Notes

On October 31, 2012, we issued $60 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of fees for the 4.50% notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the term of the notes.

3.50% Notes

On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 with a conversion price of $4.33 per share of our common stock (“3.50% notes”). We may not redeem the 3.50% notes prior to their maturity date although investors may convert the 3.50% notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act, the 3.50% notes have not been registered under the Securities Act. We pay 3.50% interest per annum on the principal amount of the 3.50% notes semi-annually on May 15 and November 15 of each year. The terms of the 3.50% notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The 3.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $5.0 million of loan fees in fiscal 2011 for the 3.50% notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the term of the notes.

4.375% Notes

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem the 4.375% convertible subordinated notes outstanding at that date in accordance with the contractual terms at maturity. These notes matured August 1, 2010.

Long-Term Debt

Wells Fargo Credit Agreement

On March 29, 2012, we refinanced the senior secured credit agreement with Credit Suisse (“CS credit agreement”) by entering into a senior secured credit agreement with Wells Fargo Capital Finance, LLC providing a senior secured revolving credit facility up to $75 million, subsequently amended to $55 million (“WF credit agreement”). The WF credit agreement matures March 29, 2017, or August 16, 2015 if our 3.50% notes remain outstanding on that date. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We borrowed $49.5 million on March 29, 2012 to repay all borrowings under the CS credit agreement. Amounts borrowed are included in long-term debt on the Consolidated Balance Sheets. We incurred and capitalized $1.0 million of fees related to the WF credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the term of the WF credit agreement.

There were two primary amendments made to the WF credit agreement during fiscal 2013. On June 28, 2012, the WF credit agreement was amended in order to allow the assignment of one third of the total revolver commitment to Silicon Valley Bank. This amendment also made certain other conforming and related modifications, including changes to the average liquidity requirements.

On January 31, 2013, the WF credit agreement was amended to decrease the line of credit and modify certain covenants. The maximum borrowing amount decreased to the lesser of $55 million or the amount of the monthly borrowing base and will remain at this level for the remaining term of the credit agreement. The average liquidity covenant was eliminated. The fixed charge coverage ratio covenant is applicable only in fiscal quarters in which liquidity is below $16.5 million and decreased from 1.2 to 1.1 for the 12 month period ending on the last day of any fiscal quarter in which the covenant is applicable. The liquidity requirement to avoid triggering mandatory field audits decreased from $20 million to $18.5 million commencing January 31, 2013 and will remain at this level for the remaining term of the credit agreement. Both the fixed charge coverage ratio and liquidity are defined in the WF credit agreement and the January 31, 2013 amendment.

In addition, compliance certificates must be filed monthly if borrowings exceed $15 million, otherwise they are to be filed quarterly. The fixed charge coverage ratio was not applicable for the fourth quarter of fiscal 2013 because our liquidity level exceeded the contractual threshold.

On October 31, 2012, we repaid all outstanding borrowings under the WF credit agreement with $49.5 million of the proceeds from the 4.50% notes. We have letters of credit totaling $1.1 million, reducing the amount available to borrow to $53.9 million at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants and had no outstanding balance on the line of credit.

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

Loss on Debt Extinguishment

In fiscal 2012, in connection with fully extinguishing the CS term loan and credit agreement on March 29, 2012, we wrote off $2.3 million of unamortized debt costs related to the CS term loan and credit agreement.

In fiscal 2011, in connection with the repayment of our subordinated term loans on November 15, 2010, we wrote off $1.2 million of unamortized debt costs related to these term loans.

Debt Maturities

A summary of the scheduled maturities for our outstanding debt as of March 31, 2013 follows (in thousands):

Debt Maturity
Fiscal 2014 to fiscal 2015	$—
Fiscal 2016	135,000
Fiscal 2017	—
Fiscal 2018	70,000
Total as of March 31, 2013	$205,000

NOTE 8: RESTRUCTURING CHARGES

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2013, 2012 and 2011, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. The following summarizes the type of restructuring expense for fiscal 2013, 2012 and 2011 (in thousands):

	For the year ended March 31,
	2013	2012	2011
Severance and benefits	$8,251	$1,585	$3,580
Facilities	1,920	345	(538)
Other	—	(300)	602
	$10,171	$1,630	$3,644

Fiscal 2013

Restructuring charges in fiscal 2013 were primarily due to severance and benefits expenses of $8.3 million for positions eliminated in both the U.S. and internationally across most functions of the business. Facility restructuring charges for fiscal 2013 were primarily due to accruing the remaining lease obligation for a vacant facility in the U.S.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2010	$494	$3,301	$—	$3,795
Restructuring costs	3,586	307	602	4,495
Restructuring charge reversal	(6)	(845)	—	(851)
Cash payments	(1,189)	(1,920)	—	(3,109)
Non-cash charges and other	—	—	(302)	(302)
Balance as of March 31, 2011	2,885	843	300	4,028
Restructuring costs	1,864	345	—	2,209
Restructuring charge reversal	(279)	—	(300)	(579)
Cash payments	(3,181)	(748)	—	(3,929)
Assumed restructuring liability	23	—	—	23
Balance as of March 31, 2012	1,312	440	—	1,752
Restructuring costs	8,815	1,920	—	10,735
Restructuring charge reversal	(564)	—	—	(564)
Cash payments	(6,852)	(315)	—	(7,167)
Balance as of March 31, 2013	$2,711	$2,045	$—	$4,756
Estimated timing of future payouts:
Fiscal 2014	$2,711	$310	$—	$3,021
Fiscal 2015 to 2019	—	1,735	—	1,735
	$2,711	$2,045	$—	$4,756

The $4.8 million restructuring accrual as of March 31, 2013 is comprised of both severance and benefits obligations and facilities obligations. The majority of the severance and benefits obligations are expected to be paid during the first half of fiscal 2014, with the remainder paid in the second half of fiscal 2014. The amounts accrued for vacant facilities will be paid over their respective lease terms, which continue through fiscal 2019.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. Until we achieve sustained profitability, we may incur additional charges in the future related to additional cost reduction initiatives. Future charges that we may incur associated with future cost reductions are not estimable at this time.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Description of Stock Incentive Plans

2012 Long-Term Incentive Plan

During fiscal 2013, our stockholders approved an amendment to rename the 1993 Long-Term Incentive Plan to the 2012 Long-Term Incentive Plan (the “Plan”) and retire the 2003 Nonemployee Directors Equity Incentive Plan, merging it into the Plan and transferring all outstanding shares to the Plan. As part of this amendment our stockholders approved an additional 13.2 million shares for issuance and transferred 2.5 million shares available for issuance from the 1993 Long-Term Incentive Plan and 2003 Nonemployee Directors Equity Incentive Plan as of August 14, 2012. In addition, as of March 31, 2013, 2.4 million shares were transferred to the Plan that otherwise would have been returned to the 1993 Long-Term Incentive Plan or 2003 Nonemployee Directors Equity Incentive Plan after August 14, 2012 in accordance with the amendment. These actions combined to bring the total shares authorized under the Plan to 42.3 million shares. There were 17.5 million shares available for grant, and 24.6 million stock options and restricted shares were outstanding under the Plan as of March 31, 2013, which expire at various times through June 2018.

No stock options were granted in fiscal 2013. Stock options granted in fiscal 2012 and 2011 generally vest over three to four years and have contractual terms of seven years. Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted to employees vest over two to three years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock units granted under the Plan are subject to forfeiture if employment terminates.

Other Stock Incentive Plans

In addition to the Plan, we have other stock incentive plans, including plans assumed in acquisitions, under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to employees, consultants, officers and affiliates were authorized (“Other Plans”). During fiscal 2012, we assumed outstanding unvested options and unvested restricted shares of Pancetera which were exchanged into options and restricted shares of Quantum common stock, respectively, in accordance with the merger agreement. As of June 13, 2011, Pancetera had approximately 0.8 million unvested stock options and 0.5 million unvested restricted shares outstanding. Based on the exchange ratio of 0.2403 calculated in accordance with the formula in the merger agreement, we assumed the outstanding unvested options, which were exercisable for an aggregate of 194,000 shares of Quantum common stock. Based on the relative cash and stock consideration for Pancetera shares per the merger agreement, the unvested restricted shares became 33,000 unvested restricted shares of Quantum common stock and $200,000 in cash held in escrow. The estimated fair value of unvested Pancetera options, unvested restricted shares and cash held in escrow related to future service was recognized over the remaining service period. Service periods were completed in fiscal 2012 and fiscal 2013, and amounts in escrow were released during fiscal 2013 in accordance with the applicable agreements.

Stock options granted and assumed under the Other Plans generally vested over one to four years and expired ten years after the grant date and restricted stock granted under the Other Plans generally vested over one to three years. The Other Plans have been terminated, and outstanding stock options granted and assumed remain outstanding and continue to be governed by the terms and conditions of the respective Other Plan. Stock options and restricted stock granted under the Other Plans are subject to forfeiture if employment terminates. Stock options under the Other Plans were granted at prices determined by the Board of Directors, but at not less than the fair market value and stock options assumed were governed by the acquisition agreement. Stock options under the Other Plans expire at various times through June 2021.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. During fiscal 2013, our stockholders approved a 6.0 million share increase to the maximum number of shares that may be issued under the Purchase Plan from 51.8 million shares to 57.8 million shares. As of March 31, 2013, 52.7 million shares had been issued. The Purchase Plan allows a maximum amount of two million shares to be purchased in any six month offering period. Employees purchased 3.8 million shares, 3.0 million shares and 3.2 million shares of common stock under the Purchase Plan in fiscal 2013, 2012 and 2011, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.17, $1.66 and $1.22 in fiscal 2013, 2012 and 2011, respectively. There were 5.1 million shares available for issuance as of March 31, 2013.

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

Stock Options

No stock options were granted in fiscal 2013. The weighted-average estimated fair values and the assumptions used in calculating fair values for stock options granted under the Plan during each fiscal period are as follows:

	For the year ended March 31,
	2013	2012	2011
Stock option life (in years)	n/a	4.0	4.2
Risk-free interest rate	n/a	1.57%	2.02%
Stock price volatility	n/a	112.33%	106.75%
Weighted-average grant date fair value	n/a	$1.91	$1.96

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

Stock Purchase Plan

The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2013	2012	2011
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.13%	0.06%	0.19%
Stock price volatility	69.73%	70.29%	68.56%
Weighted-average grant date fair value	$0.48	$0.82	$0.72

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2013	2012	2011
Share-based compensation expense:
Cost of revenue	$2,389	$2,203	$1,768
Research and development	3,665	3,250	2,486
Sales and marketing	4,699	4,048	3,121
General and administrative	4,386	4,236	3,046
Total share-based compensation expense	$15,139	$13,737	$10,421

	For the year ended March 31,
	2013	2012	2011
Share-based compensation by type of award:
Stock options	$1,681	$2,622	$3,586
Restricted stock	11,630	9,053	5,329
Stock purchase plan	1,828	2,062	1,506
Total share-based compensation expense	$15,139	$13,737	$10,421

The total share-based compensation cost capitalized as part of inventory as of March 31, 2013 and 2012 was not material. During fiscal 2013, 2012 and 2011, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.

As of March 31, 2013, there was $1.6 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years. Total intrinsic value of stock options exercised for the years ended March 31, 2013, 2012 and 2011 was $0.3 million, $3.7 million and $8.9 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2013, there was $16.8 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.7 years. Total fair value of awards released during the years ended March 31, 2013, 2012 and 2011 was $7.4 million, $9.4 million and $7.5 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2010	31,329	$2.40
Granted	204	2.66
Exercised	(6,634)	1.90
Forfeited	(1,747)	2.05
Expired	(1,072)	5.56
Outstanding as of March 31, 2011	22,080	2.43
Granted and assumed	1,619	2.33
Exercised	(2,982)	1.79
Forfeited	(619)	1.90
Expired	(704)	8.25
Outstanding as of March 31, 2012	19,394	2.32
Exercised	(379)	0.96
Forfeited	(406)	2.43
Expired	(2,559)	3.65
Outstanding as of March 31, 2013	16,050	$2.14	1.95	$1,592
Vested and expected to vest at March 31, 2013	15,974	$2.14	1.93	$1,591
Exercisable as of March 31, 2013	15,200	$2.12	1.77	$1,558

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2013 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.11	-	$0.63	182	$0.54	5.63	133	$0.50
$0.77	-	$0.98	4,644	0.98	2.90	4,639	0.98
$1.00	-	$1.42	655	1.22	2.59	648	1.22
$1.52	-	$2.21	4,344	2.02	0.57	4,342	2.02
$2.30	-	$3.42	3,922	2.90	2.66	3,135	2.98
$3.43	-	$4.00	2,303	3.81	0.95	2,303	3.81
			16,050	$2.14	1.95	15,200	$2.12

Expiration dates ranged from April 2013 to June 2021 for stock options outstanding at March 31, 2013. Prices for stock options exercised during the three-year period ended March 31, 2013, ranged from $0.11 to $3.86.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2010	5,135	$1.64
Granted	5,757	1.95
Vested	(3,665)	1.60
Forfeited	(587)	1.45
Nonvested at March 31, 2011	6,640	1.95
Granted and assumed	6,669	3.14
Vested	(3,058)	1.88
Forfeited	(1,390)	2.73
Nonvested at March 31, 2012	8,861	2.75
Granted	5,514	1.98
Vested	(3,566)	2.55
Forfeited	(922)	2.30
Nonvested at March 31, 2013	9,887	$2.43

NOTE 10: 401K PLAN

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $2.8 million, $3.0 million and $2.6 million in fiscal 2013, 2012 and 2011, respectively.

NOTE 11: INCOME TAXES

Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011 follows (in thousands):

	For the year ended March 31,
	2013	2012	2011
U.S.	$(53,180)	$(8,589)	$271
Foreign	1,922	667	4,283
	$(51,258)	$(7,922)	$4,554

Income tax provision consists of the following (in thousands):

	For the year ended March 31,
	2013	2012	2011
Federal:
Current	$—	$—	$(302)
State:
Current	231	301	446
Foreign:
Current	1,090	1,847	74
Deferred	(160)	(1,261)	(205)
Total foreign	930	586	(131)
Income tax provision	$1,161	$887	$13

The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2013	2012	2011
Expense (benefit) at federal statutory rate	$(17,940)	$(2,773)	$1,594
State taxes	300	301	380
Unbenefited losses and credits	18,799	3,471	(1,235)
Net release of contingent tax reserves	(130)	(176)	(466)
Other	132	64	(260)
	$1,161	$887	$13

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2013	2012
Deferred tax assets:
Inventory valuation method	$3,870	$6,429
Accrued warranty expense	2,873	3,072
Distribution reserves	1,407	2,377
Loss carryforwards	72,969	54,162
Foreign tax and research and development credit carryforwards	206,764	221,459
Restructuring charge accruals	1,810	710
Other accruals and reserves not currently deductible for tax purposes	34,824	35,177
Depreciation and amortization methods	—	4,824
	324,517	328,210
Less valuation allowance	(269,373)	(252,402)
Deferred tax asset	$55,144	$75,808
Deferred tax liabilities:
Depreciation	$(6,466)	$—
Acquired intangibles	(2,664)	(10,186)
Tax on unremitted foreign earnings	(15,679)	(15,712)
Other	(29,492)	(49,179)
Deferred tax liability	$(54,301)	$(75,077)
Net deferred tax asset	$843	$731

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2013	2012	2011
Beginning balance	$32,744	$33,012	$33,292
Settlement and effective settlements with tax authorities and related remeasurements	(60)	(255)	(357)
Lapse of statute of limitations	(135)	(105)	(228)
Increase in balances related to tax positions taken in prior period	—	92	82
Increases in balances related to tax positions taken during current period	—	—	223
Ending balance	$32,549	$32,744	$33,012

During fiscal 2013, we recorded a net decrease in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2013 was $33.5 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2013 accrued interest and penalties totaled $0.9 million. Our practice is to recognize interest and penalties related to income tax matters in income tax provision in the Consolidated Statements of Operations. Unrecognized tax benefits, including interest and penalties, were recorded in other long-term liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2013, we had federal net operating loss and tax credit carryforwards of approximately $252.9 million and $152.4 million, respectively. Our federal net operating loss carryforwards include $33.6 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2014 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $15.6 million of acquired net operating losses and $10.8 million of credits.

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

NOTE 12: NET INCOME (LOSS) PER SHARE

Equity Instruments Outstanding

We have stock options and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, respectively, would increase shares outstanding. During fiscal 2013, we issued 4.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $1.65 per share. We also have 3.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.33 per share. Both the 4.50% and the 3.50% notes, if converted, would increase shares outstanding.

On June 23, 2009, we issued a warrant to EMC Corporation to purchase 10 million shares of our common stock at a $0.38 per share exercise price. Only in the event of a change of control of Quantum will this warrant vest and be exercisable. The warrant expires seven years from the date of issuance or three years after change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.

Net Income (Loss) per Share

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2013	2012	2011
Net income (loss)	$(52,419)	$(8,809)	$4,541
Weighted average shares and common share equivalents (“CSE”):
Basic	239,855	232,599	220,888
Dilutive CSE from stock plans	—	—	8,815
Dilutive CSE from purchase plan	—	—	35
Diluted	239,855	232,599	229,738
Basic and diluted net income (loss) per share	$(0.22)	$(0.04)	$0.02

The computations of diluted net income (loss) per share for the periods presented excluded the following because the effect would have been antidilutive:

  For fiscal 2013, 2012 and 2011, 31.2 million, 31.2 million and 11.6 million weighted equivalent shares, respectively, of the 3.50% convertible subordinated notes were excluded. In addition, for fiscal 2013, 17.6 million weighted equivalent shares of the 4.50% notes were excluded.

  Stock options to purchase 17.3 million, 11.5 million and 10.4 million weighted average shares in fiscal 2013, 2012 and 2011 respectively, were excluded.

  Unvested restricted stock units of 10.1 million, 5.1 million and 49,000 weighted average shares for fiscal 2013, 2012 and 2011, respectively, were excluded.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. The future minimum lease payment schedule below includes $26.3 million for this Colorado Springs campus.

Rent expense was $11.5 million in fiscal 2013 and $12.7 million in both fiscal 2012 and 2011. Sublease income was immaterial in fiscal 2013, 2012 and 2011.

Future minimum lease payments are as follows (in thousands):

Lease Payments
For the year ending March 31,
2014	$10,027
2015	9,507
2016	7,688
2017	5,423
2018	5,219
Thereafter	13,415
$51,279

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2013 and 2012, we had issued non-cancelable purchase commitments for $22.3 million and $34.3 million, respectively, to purchase finished goods from our contract manufacturers.

Legal Proceedings

Overland

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland is seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement. We do not believe we infringe the Overland patents and we will defend ourselves vigorously. We do not believe there is a reasonable possibility that we will pay material damages related to this lawsuit.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. We are seeking injunctive relief and the recovery of monetary damages.

On April 12, 2013, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patent 7,263,596 by the products in Overland’s SnapScale product lines. We are seeking injunctive relief and the recovery of monetary damages.

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we defended ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants has been dismissed with prejudice.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2013 and 2012, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

NOTE 14: GEOGRAPHIC AND CUSTOMER INFORMATION

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2013		2012		2011
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$378,623	$20,182	$411,517	$23,738	$430,125	$23,596
Europe	151,700	756	177,661	1,030	179,519	787
Asia Pacific	57,249	518	63,192	672	62,626	597
	$587,572	$21,456	$652,370	$25,440	$672,270	$24,980

No customer accounted for 10% or more of our revenue in fiscal 2013 and 2012. Dell accounted for $68.7 million and 10% of revenue in fiscal 2011.

Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2013	2012	2011
Disk systems and software solutions	$124,074	$119,044	$110,678
Tape automation systems	206,112	245,030	254,153
Devices and media	68,857	87,266	92,072
Service	144,037	144,364	151,095
Royalty	44,492	56,666	64,272
Total revenue	$587,572	$652,370	$672,270

NOTE 15: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2013
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$140,879	$147,340	$159,395	$139,958
Gross margin	55,795	59,224	68,028	57,604
Net loss	(17,498)	(12,268)	(8,146)	(14,507)
Basic and diluted net loss per share	(0.07)	(0.05)	(0.04)	(0.06)

	For the year ended March 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$153,535	$165,039	$173,492	$160,304
Gross margin	63,262	71,611	73,717	65,245
Net income (loss)	(5,226)	3,561	3,914	(11,058)
Basic and diluted net income (loss) per share	(0.02)	0.01	0.02	(0.05)

NOTE 16: SUBSEQUENT EVENT

On May 8, 2013, we entered into an intellectual property agreement with Microsoft Corporation (“Microsoft”). Under this agreement, the parties each provide the other with broad patent protection across their respective product lines. In addition, Microsoft agreed to make a one-time cash payment of $15 million to Quantum, which will be recorded as royalty revenue during the first quarter of fiscal 2014.

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Net additions (releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2013	$217	$3	$(158)	$62
March 31, 2012	403	(125)	(61)	217
March 31, 2011	798	(502)	107	403
____________________

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of PricewaterhouseCoopers LLP as described below for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. This control evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2013, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2013. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	Year ended March 31, 2013
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	24,581	$1.31	19,610
Equity compensation plans not approved by stockholders (2), (3)	1,356	$1.53	—
	25,937	$1.32	19,610
____________________

(1)

Included in the stockholder approved plans are 9.9 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $2.20.

(2)

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

(3)

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

We also have an employee stock purchase plan with 5.1 million shares available for issuance that has been approved by stockholders.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

       Investor Relations
       Quantum Corporation
       1650 Technology Drive, Suite 800
       San Jose, California 95110
       (408) 944-4450

       (a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

       (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8	August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	April 5, 2011
10.3	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.5	April 5, 2011
10.4	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.2	May 10, 2011
10.5	Quantum Corporation 2012 Long-Term Incentive Plan. *	8-K	001-13449	10.1	August 21, 2012
10.6	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.2	February 15, 2013
10.7	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.3	February 15, 2013
10.8	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.4	February 15, 2013
10.9	Quantum Corporation Employee Stock Purchase Plan. *	8-K	001-13449	10.2	August 21, 2012
10.10	Quantum Corporation Executive Officer Incentive Plan. *	8-K	001-13449	10.3	August 21, 2012
10.11	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Plan. *	S-8	001-13449	4.4	August 25, 2006
10.12	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.1	April 5, 2011
10.13	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.1	February 8, 2013
10.14	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.15	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.16	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.3	February 5, 2010
10.17	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.18	Offer Letter of Mr. David A. Krall, dated August 11, 2011. *	8-K	001-13449	10.1	August 22, 2011
10.19	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.20	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.21	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto.	10-K	001-13449	10.22	June 14, 2012
10.22	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.23	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
10.24	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
10.25	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.26	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.27	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.28	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.29	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.30	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.31	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.32	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.33	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.34	Agreement, dated as of May 13, 2013, by and among Registrant, Starboard Value LP, and certain of its affiliates.	8-K	001-13449	10.1	May 14, 2013
12.1	Ratio of Earnings to Fixed Charges. ‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document. ††
101.SCH	XBRL Taxonomy Extension Schema Document. ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††
____________________

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Filed herewith.

†	Furnished herewith.

††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: June 7, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 7, 2013.

Signature	Title
/s/ JON W. GACEK	Director, President and Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ LINDA M. BREARD	Chief Financial Officer
Linda M. Breard	(Principal Financial and Chief Accounting Officer)

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ MICHAEL A. BROWN	Director
Michael A. Brown

/s/ THOMAS S. BUCHSBAUM	Director
Thomas S. Buchsbaum

/s/ ELIZABETH A. FETTER	Director
Elizabeth A. Fetter

/s/ DAVID A. KRALL	Director
David A. Krall

/s/ JOSEPH A. MARENGI	Director
Joseph A. Marengi

/s/ DAVID E. ROBERSON	Director
David E. Roberson

/s/ JEFFREY C. SMITH	Director
Jeffrey C. Smith