Form 10-Q
period 2013-06-30
QUANTUM CORP /DE/
filed 2013-08-09
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

––––––––––––––––

Form 10-Q

––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of the close of business on August 5, 2013, there were 247,585,318 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$76,731	$68,976
Restricted cash	3,104	3,023
Accounts receivable, net of allowance for doubtful accounts of $78 and $62, respectively	86,967	97,546
Manufacturing inventories	51,290	53,075
Service parts inventories	31,876	35,368
Other current assets	12,760	12,192
Total current assets	262,728	270,180
Long-term assets:
Property and equipment, less accumulated depreciation	20,216	21,456
Intangible assets, less accumulated amortization	10,589	12,813
Goodwill	55,613	55,613
Other long-term assets	9,264	9,531
Total long-term assets	95,682	99,413
	$358,410	$369,593
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,274	$47,634
Accrued warranty	7,015	7,520
Deferred revenue, current	88,321	91,108
Accrued restructuring charges, current	4,117	3,021
Accrued compensation	28,599	30,964
Other accrued liabilities	18,842	20,188
Total current liabilities	182,168	200,435

Long-term liabilities:
Deferred revenue, long-term	39,011	38,393
Convertible subordinated debt	205,000	205,000
Other long-term liabilities	9,540	9,547
Total long-term liabilities	253,551	252,940
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 243,493 and 243,080 shares
issued and outstanding at June 30, 2013 and March 31, 2013, respectively	2,435	2,431
Capital in excess of par	430,820	427,611
Accumulated deficit	(516,623)	(520,016)
Accumulated other comprehensive income	6,059	6,192
Total stockholders’ deficit	(77,309)	(83,782)
	$358,410	$369,593

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Product revenue	$85,969	$93,785
Service revenue	36,492	36,087
Royalty revenue	25,508	10,981
Total revenue	147,969	140,853
Cost of product revenue	58,783	64,750
Cost of service revenue	19,231	20,304
Total cost of revenue	78,014	85,054
Gross margin	69,955	55,799
Operating expenses:
Research and development	16,694	18,549
Sales and marketing	30,158	34,444
General and administrative	14,697	16,780
Restructuring charges	2,559	—
Total operating expenses	64,108	69,773
Income (loss) from operations	5,847	(13,974)
Other income and expense	375	(338)
Interest expense	(2,439)	(1,849)
Income (loss) before income taxes	3,783	(16,161)
Income tax provision	390	499
Net income (loss)	$3,393	$(16,660)

Basic and diluted net income (loss) per share	$0.01	$(0.07)

Weighted-average shares
Basic	243,309	236,628
Diluted	245,844	236,628

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income (loss)	$3,393	$(16,660)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(69)	(802)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(64)	284
Total other comprehensive loss	(133)	(518)
Total comprehensive income (loss)	$3,260	$(17,178)

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$3,393	$(16,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,872	3,021
Amortization	2,633	4,912
Service parts lower of cost or market adjustment	4,028	2,029
Deferred income taxes	128	382
Share-based compensation	3,356	4,287
Changes in assets and liabilities:
Accounts receivable	10,579	24,009
Manufacturing inventories	337	(4,603)
Service parts inventories	913	722
Accounts payable	(12,372)	(8,891)
Accrued warranty	(505)	211
Deferred revenue	(2,169)	(7,351)
Accrued restructuring charges	1,026	(484)
Accrued compensation	(2,370)	(1,138)
Other assets and liabilities	(2,676)	(1,555)
Net cash provided by (used in) operating activities	9,173	(1,109)

Cash flows from investing activities:
Purchases of property and equipment	(1,230)	(3,984)
(Increase) decrease in restricted cash	(37)	109
Return of principal from other investments	–	208
Net cash used in investing activities	(1,267)	(3,667)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(203)	(321)
Proceeds from issuance of common stock	60	176
Net cash used in financing activities	(143)	(145)

Effect of exchange rate changes on cash and cash equivalents	(8)	(70)

Net increase (decrease) in cash and cash equivalents	7,755	(4,991)
Cash and cash equivalents at beginning of period	68,976	51,261
Cash and cash equivalents at end of period	$76,731	$46,270

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In the Consolidated Statements of Cash Flows prior period income taxes payable has been reclassified into other assets and liabilities to conform to current period presentation. This reclassification had no impact on total assets, income (loss) from operations, net income (loss) or net cash provided by (used in) operating activities. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Balance Sheet as of March 31, 2013 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.

NOTE 2 REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal 2014, we identified an error related to certain allowances recorded for estimated future price adjustments on products and services sold to our customers that had accumulated over a significant number of years, resulting in a $1.5 million cumulative overstatement of revenue and accounts receivable at April 1, 2013. Revenue for fiscal 2013, 2012 and 2011 was $0.1 million overstated, $0.1 million understated and $0.1 million overstated, respectively, for this error. In addition, we identified a $0.7 million under accrual of sales commission expense for the fourth quarter of fiscal 2013 that was not recorded in fiscal 2013. The cumulative effect of recording these two items in the first quarter of fiscal 2014 would have been a $2.2 million reduction in net income.

In addition, we had previously identified the following items:

  A $0.7 million overstatement of DXi OEM software revenue in fiscal 2010 that was corrected as an out-of-period adjustment in fiscal 2011;
  A $0.5 million understatement of royalty revenue in fiscal 2011 that was corrected as an out-of-period adjustment in fiscal 2012; and
  A $0.9 million understatement of payroll tax expense on commissions that was corrected as an out-of-period adjustment in fiscal 2013. Of the cumulative adjustment, $0.3 million related to fiscal 2012 and $0.6 million related to periods prior to fiscal 2011.

We evaluated these errors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 and determined that the errors were not material to our results of operations, financial position or cash flows in our previously issued financial statements, and therefore amendments of previously filed reports are not required. However, if the entire correction of the error was recorded during the first quarter of fiscal 2014, the impact would be significant to the quarter ended June 30, 2013. As a result, we have determined that it is appropriate to revise our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin No. 108 for the items discussed above. The revisions to correct these items in the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revisions had no net impact on our Consolidated Statements of Cash Flows or net income (loss) per diluted share for any prior period.

The impact of these revisions to our Consolidated Balance Sheets at March 31, 2013 and 2012; our Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011; and our Consolidated Statements of Operations for each quarter of fiscal 2013 and 2012 is summarized as follows (in thousands):

Consolidated Balance Sheets

The As Reported column includes certain reclassifications to conform to the current presentation.

	As of March 31,
	2013		2012
	As Reported	As Revised	As Reported	As Revised
Accounts receivable	$99,093	$97,546	$110,840	$109,399
Total current assets	271,727	270,180	281,221	279,780
Total assets	371,140	369,593	395,348	393,907
Accrued compensation	30,311	30,964	31,971	32,835
Total current liabilities	199,782	200,435	209,910	210,774
Accumulated deficit	(517,816)	(520,016)	(465,397)	(467,702)
Total stockholders’ deficit	(81,582)	(83,782)	(46,680)	(48,985)
Total liabilities and stockholders’ deficit	371,140	369,593	395,348	393,907

Consolidated Statements of Operations – Annual

	Fiscal Year Ended March 31,
	2013		2012		2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Product revenue	$399,043	$398,937	$451,340	$451,468	$456,903	$457,505
Royalty revenue	44,492	44,492	56,666	56,154	64,272	64,784
Total revenue	587,572	587,466	652,370	651,986	672,270	673,384
Cost of service revenue	79,647	79,604	88,459	88,466	94,311	94,311
Total cost of revenue	346,921	346,878	378,535	378,542	389,288	389,288
Gross margin	240,651	240,588	273,835	273,444	282,982	284,096
Sales and marketing expenses	137,041	136,873	130,938	131,239	122,768	122,767
Total operating expenses	283,351	283,183	270,143	270,444	258,278	258,277
Income (loss) from operations	(42,700)	(42,595)	5,192	4,500	24,704	25,819
Income (loss) before income taxes	(51,258)	(51,153)	(7,922)	(8,614)	4,554	5,669
Net income (loss)	(52,419)	(52,314)	(8,809)	(9,501)	4,541	5,656

Consolidated Statements of Operations – Quarterly – Fiscal 2013

	Fiscal 2013
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$93,811	$93,785	$100,067	$100,041
Total revenue	140,879	140,853	147,340	147,314
Cost of service revenue	20,334	20,304	20,232	20,232
Total cost of revenue	85,084	85,054	88,116	88,116
Gross margin	55,795	55,799	59,224	59,198
Sales and marketing expenses	35,278	34,444	34,441	34,441
Total operating expenses	70,607	69,773	69,195	69,195
Loss from operations	(14,812)	(13,974)	(9,971)	(9,997)
Loss before income taxes	(16,999)	(16,161)	(11,898)	(11,924)
Net loss	(17,498)	(16,660)	(12,268)	(12,294)

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$112,517	$112,490	$92,648	$92,621
Total revenue	159,395	159,368	139,958	139,931
Cost of service revenue	19,360	19,360	19,721	19,708
Total cost of revenue	91,367	91,367	82,354	82,341
Gross margin	68,028	68,001	57,604	57,590
Sales and marketing expenses	33,588	33,588	33,734	34,400
Total operating expenses	73,656	73,656	69,893	70,559
Loss from operations	(5,628)	(5,655)	(12,289)	(12,969)
Loss before income taxes	(7,798)	(7,825)	(14,563)	(15,243)
Net loss	(8,146)	(8,173)	(14,507)	(15,187)

Consolidated Statements of Operations – Quarterly – Fiscal 2012

	Fiscal 2012
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$102,268	$102,300	$115,126	$115,158
Royalty revenue	14,571	14,059	14,015	14,015
Total revenue	153,535	153,055	165,039	165,071
Cost of service revenue	22,066	22,064	21,129	21,132
Total cost of revenue	90,273	90,271	93,428	93,431
Gross margin	63,262	62,784	71,611	71,640
Sales and marketing expenses	30,525	30,263	31,115	31,171
Total operating expenses	64,943	64,681	66,211	66,267
Income (loss) from operations	(1,681)	(1,897)	6,900	6,873
Income (loss) before income taxes	(4,588)	(4,804)	3,866	3,839
Net income (loss)	(5,226)	(5,442)	3,561	3,534

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$124,081	$124,113	$109,865	$109,897
Royalty revenue	14,049	14,049	14,031	14,031
Total revenue	173,492	173,524	160,304	160,336
Cost of service revenue	22,537	22,548	22,727	22,722
Total cost of revenue	99,775	99,786	95,059	95,054
Gross margin	73,717	73,738	65,245	65,282
Sales and marketing expenses	33,350	33,736	35,948	36,069
Total operating expenses	66,738	67,124	72,251	72,372
Income (loss) from operations	6,979	6,614	(7,006)	(7,090)
Income (loss) before income taxes	4,387	4,022	(11,587)	(11,671)
Net income (loss)	3,914	3,549	(11,058)	(11,142)

These revisions impacted our Consolidated Statements of Comprehensive Income (Loss) for each period by an amount equal to the impact to net income (loss) for the applicable period.

NOTE 3 FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	June 30, 2013	March 31, 2013
Money market funds	$41,525	$32,394

We did not record impairments to any non-financial assets in the first quarter of fiscal 2014 or 2013. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $205.0 million in convertible subordinated debt at June 30, 2013, and the estimated fair value of our convertible subordinated debt was approximately $219.2 million, based on quoted market prices (level 1 fair value measurements).

NOTE 4 INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2013	March 31, 2013
Manufacturing inventories:
Finished goods	$19,436	$19,480
Work in process	7,253	8,633
Materials and purchased parts	24,601	24,962
	$51,290	$53,075

	As of
	June 30, 2013	March 31, 2013
Service parts inventories:
Finished goods	$19,538	$19,750
Component parts	12,338	15,618
	$31,876	$35,368

NOTE 5 INTANGIBLE ASSETS AND GOODWILL

We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the first quarter of fiscal 2014 and 2013. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	June 30, 2013			March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$180,613	$(178,536)	$2,077	$180,613	$(178,168)	$2,445
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	105,719	(97,365)	8,354	105,719	(95,509)	10,210
In-process research and development	158	—	158	158	—	158
	$290,390	$(279,801)	$10,589	$290,390	$(277,577)	$12,813

Total intangible amortization expense was $2.2 million and $4.6 million for the first quarter of fiscal 2014 and 2013, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the first quarter of fiscal 2014. The following table provides a summary of the goodwill balance at both June 30, 2013 and March 31, 2013 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6 ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Beginning balance	$7,520	$7,586
Additional warranties issued	2,142	2,624
Adjustments for warranties issued in prior fiscal years	(60)	317
Settlements	(2,587)	(2,730)
Ending balance	$7,015	$7,797

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

NOTE 7 RESTRUCTURING CHARGES

In the first quarter of fiscal 2014, restructuring actions were primarily the result of strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities. We had no restructuring expense in the first quarter of fiscal 2013. The types of restructuring expense for the three months ended June 30, 2013 were (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Severance and benefits	$2,483	$—
Facilities	76	—
	$2,559	$—

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended June 30, 2013
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2013	$2,711	$2,045	$4,756
Restructuring costs	3,036	76	3,112
Restructuring charge reversal	(553)	—	(553)
Cash payments	(1,429)	(110)	(1,539)
Balance as of June 30, 2013	$3,765	$2,011	$5,776

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$3,765	$352	$4,117
July 2014 through February 2021	—	1,659	1,659
	$3,765	$2,011	$5,776

As noted above, the $3.0 million severance and benefit restructuring costs during the first quarter of fiscal 2013 were the result of deciding to outsource our manufacturing operations and further consolidate production and service activities. The restructuring charge reversal during the first quarter of fiscal 2014 was due to retaining certain positions and employees transferring from eliminated positions to fill other staffing needs. The $1.7 million of facility restructuring lease payments scheduled to occur between July 2014 and February 2021 is included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8 STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Share-based compensation:
Cost of revenue	$528	$571
Research and development	868	900
Sales and marketing	1,074	1,084
General and administrative	886	1,732
	$3,356	$4,287
Share-based compensation by type of award:
Stock options	$232	$959
Restricted stock	2,738	2,753
Stock purchase plan	386	575
	$3,356	$4,287

Stock Incentive Plans - Grants and Fair Value

Stock Options

No options were granted during the first quarter of fiscal 2014 or 2013. The Black-Scholes option pricing model is used to estimate the fair value of options.

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employee. The weighted-average grant date fair values of restricted stock units granted during the first quarter of fiscal 2014 and 2013 were $1.32 and $2.20, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2014 or 2013. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under our Purchase Plan.

Stock Incentive Plans - Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	16,050	$2.14
Exercised	(63)	0.95
Forfeited	(62)	1.49
Expired	(4)	2.62
Outstanding as of June 30, 2013	15,921	2.15	1.70	2,023
Vested and expected to vest at June 30, 2013	15,863	2.15	1.68	2,022
Exercisable as of June 30, 2013	15,192	2.13	1.55	1,996

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2013	9,887	$2.43
Granted	315	1.32
Vested	(500)	2.51
Forfeited	(203)	2.41
Nonvested at June 30, 2013	9,499	$2.39

NOTE 9 INCOME TAXES

Income tax provision for the first quarter of fiscal 2014 and 2013 was $ 0.4 million and $0.5 million, respectively, and reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 10 NET INCOME (LOSS) PER SHARE

The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income (loss)	$3,393	$(16,660)
Divided by
Weighted average shares and common share equivalents (“CSE”):
Basic	243,309	236,628
Dilutive CSE from stock plans	2,463	—
Dilutive CSE from purchase plan	72	—
Diluted	245,844	236,628
Basic and diluted net income (loss) per share	$0.01	$(0.07)

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  At June 30, 2013 and 2012, 31.2 million weighted equivalent shares of 3.50% convertible subordinated notes were excluded. At June 30, 2013, 42.5 million weighted equivalent shares of 4.50% convertible subordinated notes were excluded.
  Stock options to purchase 10.7 million and 18.9 million weighted-average shares at June 30, 2013 and 2012, respectively, were excluded.
  Unvested restricted stock units of 7.5 million and 8.7 million weighted-average shares at June 30, 2013 and 2012, respectively, were excluded.

NOTE 11 LEGAL PROCEEDINGS

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

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we defended ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants has been dismissed with prejudice. On July 10, 2013, CTS appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance including increasing revenue, investing wisely in our business, having operating profit and generating cash from operations; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a proven global expert in data protection and big data management. We provide solutions for storing and protecting information in physical, virtual and cloud environments and for enabling high performance sharing of content. These solutions are designed to help customers be certain they are maximizing the value of their data over its entire lifecycle. With our products, customers can better adapt in a world of continuing change by keeping and protecting more data for a longer period of time and leveraging it more effectively to meet their business or organizational objectives, while at the same time reducing costs and increasing return on investment. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection and big data management needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

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

Our goals for fiscal 2014 are to grow revenue and invest wisely in our business to create operating profit and generate cash from operations. Our revenue growth strategy is focused on our DXi product lines, StorNext software and appliances and Lattus for big data, data protection and cloud. As a specialist providing end user customers with differentiated data protection and big data management solutions, one of our strategies to increase revenue is to continue to grow the independent channel for Quantum branded solutions. We continued our focus on go-to-market activities across all product lines during the first quarter of fiscal 2014, which we believe contributed to the continued addition of new customers for our tape automation systems and our disk systems and software solutions. We plan to further expand and improve our product and solution offerings in fiscal 2014, with emphasis on software solutions, branded disk systems, next generation object storage, virtual offerings and cloud solutions. New products introduced during the first quarter of fiscal 2014 included additional StorNext appliances and expansion of our Lattus object storage offerings. We followed a balanced approach to take advantage of market opportunities and invest for growth, resulting in operating profit and cash from operations during the quarter.

Results

We had total revenue of $148.0 million in the first quarter of fiscal 2014, a 5% increase from the first quarter of fiscal 2013, primarily due to a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014. Our branded product revenue decreased 7% largely due to decreased enterprise disk systems revenue and expected decreases in revenue from tape automation systems, while product revenue from OEM customers decreased 13% as expected. Service revenue increased $0.4 million, or 1%, primarily due to increased sales of branded hardware service contracts for our StorNext appliances mostly offset by decreased OEM repair services. Our continued focus on our branded business is reflected in the greater proportion of non-royalty revenue from branded business, at 83% in the first quarter of fiscal 2014, compared to 82% in the first quarter of fiscal 2013. Royalty revenue more than doubled from the first quarter of fiscal 2013 due to the $15.0 million royalty received in connection with an intellectual property agreement as noted above.

Our gross margin percentage increased 770 basis points from the first quarter of fiscal 2013 to 47.3%, primarily due to increased royalty revenue.Operating expenses decreased $5.7 million, or 8%, primarily from cost controls and spending reductions that we began implementing in the third quarter of fiscal 2013 and continued into the first quarter of fiscal 2014. The largest spending decrease compared to the first quarter of fiscal 2013 was for compensation and benefits as a result of reduced staffing to right-size our workforce in order to align spending with revenue expectations. These cost reductions impacted sales and marketing expenses the most compared to the first quarter of fiscal 2013. As a result of increased revenue, increased gross margins and reduced operating expenses, we had operating income of $5.8 million in the first quarter of fiscal 2014 compared to a $14.0 million loss from operations in the first quarter of fiscal 2013.

Interest expense increased $0.6 million to $2.4 million primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. We generated $9.2 million in cash from operations during the first quarter of fiscal 2014 compared to net cash used in operating activities of $1.1 million in the first quarter of fiscal 2013.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Product revenue	$85,969	58.1%	$93,785	66.6%	$(7,816)	(8.3)%
Service revenue	36,492	24.7%	36,087	25.6%	405	1.1%
Royalty revenue	25,508	17.2%	10,981	7.8%	14,527	132.3%
Total revenue	$147,969	100.0%	$140,853	100.0%	$7,116	5.1%

Total revenue increased from the first quarter of fiscal 2013 primarily due to increased royalty revenue as noted above, partially offset by decreased product revenue. Revenue from branded data protection products and services decreased $5.6 million, or 6%, from the first quarter of fiscal 2013. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded big data and archive products and services increased $1.5 million, or 14% from the first quarter of fiscal 2013. Big data and archive products include StorNext software and StorNext and Q-Series appliances. In addition, OEM product and service revenue decreased $3.3 million from the first quarter of fiscal 2013, and royalty revenue increased $14.5 million primarily due to a $15.0 million payment received in connection with an intellectual property agreement.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $7.8 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, primarily due to decreased revenue from sales of enterprise disk systems and expected decreases in revenue from tape automation systems. Revenue from sales of branded products decreased 7% and sales of products to our OEM customers decreased 13% in the first quarter of fiscal 2014 compared to the prior year period.

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Disk systems and software solutions	$23,205	15.7%	$24,661	17.5%	$(1,456)	(5.9)%
Tape automation systems	44,665	30.2%	50,480	35.8%	(5,815)	(11.5)%
Devices and media	18,099	12.2%	18,644	13.3%	(545)	(2.9)%
Total product revenue	$85,969	58.1%	$93,785	66.6%	$(7,816)	(8.3)%

Our disk systems and software solutions revenue decreased $1.5 million, or 6%, from the first quarter of fiscal 2013 primarily due to decreased sales of enterprise disk systems worldwide. We had fewer large orders, or orders over $200,000, in the first quarter of fiscal 2014 which impacted enterprise disk systems sales. In addition, our DXi6800, which we include in our midrange results, scales into enterprise class systems. We have seen strong sales of the DXi6800 which contributed to a 23% increase in midrange disk systems revenue. In addition, our StorNext archive enabled libraries, server-based appliances and related disk revenue increased over 60% from the first quarter of fiscal 2013. These increases were partially offset by decreased standalone StorNext software revenue mainly due to reduced large orders.

Our branded tape automation business performed better in the first quarter of fiscal 2014 than our OEM tape automation systems business, declining 10% or $3.1 million, compared to a 13%, or $2.7 million, decrease in OEM tape automation revenue. This is consistent with revenue decreases over the past year, with larger percentage decreases in OEM than branded tape automation system revenue. OEM tape automation systems decreases were primarily due to a 34% decline in enterprise sales from the first quarter of fiscal 2013. Within our branded tape automation systems categories, midrange tape automation systems sales decreased the most, at 13% from the first quarter of fiscal 2013, followed by smaller percentage revenue decreases from enterprise and entry-level tape automation systems.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased as expected from the first quarter of fiscal 2013.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased 1% from the first quarter of fiscal 2013 primarily due to an increase in branded hardware service contracts for our StorNext appliances, mostly offset by a decreased volume of OEM product repair services.

Royalty Revenue

As noted above, in the first quarter of fiscal 2014 we received a one-time cash payment of $15 million from Microsoft Corporation pursuant to an intellectual property agreement entered into in May. Partially offsetting this increase, tape media royalties decreased as expected from the first quarter of fiscal 2013 primarily from decreased sales of older DLT media due to lower media unit sales sold by media licensees. We had a nominal increase in LTO royalties in the first quarter of fiscal 2014, largely due to a change in the basis on which royalties were reported and paid by one of the media manufacturers in the first quarter of fiscal 2013. This change affected the timing of royalties, but not the ultimate amount from this media manufacturer; therefore, it only negatively impacted our royalty results in the first quarter of fiscal 2013 when the transition took effect.

Gross Margin

	Three Months Ended
(In thousands)
	June 30, 2013	Gross margin %	June 30, 2012	Gross margin %	Change	Basis point change
Product gross margin	$27,186	31.6%	$29,035	31.0%	$(1,849)	60
Service gross margin	17,261	47.3%	15,783	43.7%	1,478	360
Royalty gross margin	25,508	100.0%	10,981	100.0%	14,527	–
Gross margin	$69,955	47.3%	$55,799	39.6%	$14,156	770

The 770 basis point increase in gross margin percentage for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to the $14.5 million increase in royalty revenue. In addition, we had a 360 basis point increase in service margin as a result of cost reductions and continued mix shift to more service for branded products and reduced OEM repair service.

Product Margin

Product gross margin dollars decreased $1.8 million, or 6%, on a product revenue decrease of $7.8 million, or 8%, compared to the first quarter of fiscal 2013; however, our product gross margin rate increased 60 basis points primarily due to lower intangible amortization from certain intangible assets becoming fully amortized in fiscal 2013. We also had decreased compensation and benefits expense from reduced staffing levels and a decrease in warranty expense from a reduced number of products under warranty compared to the first quarter of fiscal 2013.

Service Margin

Service gross margin dollars increased $1.5 million, or 9%, compared to the first quarter of fiscal 2013, and service gross margin percentage increased 360 basis points on a nominal increase in service revenue. These increases were primarily due to reduced compensation and benefits from lower staffing levels as a result of implementing changes in our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Research and development	$16,694	11.3%	$18,549	13.2%	$(1,855)	(10.0)%

The $1.9 million decrease in research and development expense in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to cost controls that resulted in a $1.3 million decrease in compensation and benefits from lower staffing levels. In addition, we had a $0.3 million decrease in external service provider expense related to specific development activities in the prior year.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Sales and marketing	$30,158	20.4%	$34,444	24.5%	$(4,286)	(12.4)%

The $4.3 million decrease in sales and marketing expense in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was due to a $1.4 million decrease in intangible amortization due to certain intangibles becoming fully amortized in fiscal 2013 and from cost reduction initiatives. We had a $1.3 million decrease in compensation and benefits from decreased staffing levels, a $0.7 million decrease in travel expenses and a $0.4 million decrease in advertising and marketing expenses due to more advertising and marketing programs in the prior year.

General and Administrative Expenses

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
General and administrative	$14,697	9.9%	$16,780	11.9%	$(2,083)	(12.4)%

The decrease in general and administrative expenses for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to a $1.2 million decrease in compensation and benefits, largely from reduced stock compensation expense due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013. In addition, cost reduction initiatives resulted in decreases of $0.2 million in external service provider expense, $0.2 million in expensed equipment and $0.2 million in facility expenses from lower lease renewal rates and consolidating facilities during fiscal 2013.

Restructuring Charges

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Restructuring charges	$2,559	1.7%	$–	–%	$2,559	n/a

Restructuring charges in the first quarter of fiscal 2014 were primarily due to severance and benefits costs as a result of deciding to outsource our manufacturing operations and further consolidate production and service activities.

Other Income and Expense

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Other income and expense	$375	0.3%	$(338)	(0.2)%	$713	n/a

Other income in the first quarter of fiscal 2014 was primarily due to net foreign exchange gains compared to other expense in the first quarter of fiscal 2013 largely due to net foreign exchange losses. Foreign exchange gains in the first quarter of fiscal 2014 were primarily due to the U.S. dollar strengthening against the Australian dollar, and foreign exchange losses in the first quarter of fiscal 2013 were primarily due to the U.S. dollar strengthening against the euro.

Interest Expense

	Three Months Ended
(In thousands)
	June 30, 2013	% of revenue	June 30, 2012	% of revenue	Change	% Change
Interest expense	$2,439	1.6%	$1,849	1.3%	$590	31.9%

Interest expense increased from the first quarter of fiscal 2013 primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. These convertible subordinated notes have a higher interest rate and a larger principal balance.

Income Taxes

	Three Months Ended
(In thousands)
	June 30, 2013	% of pre-tax income	June 30, 2012	% of pre- tax loss	Change	% Change
Income tax provision	$390	10.3%	$499	(3.1)%	$(109)	(21.8)%

The income tax provision for both the first quarter of fiscal 2014 and fiscal 2013 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
Cost of revenue	$368	$1,362	$(994)	(73.0)%
Sales and marketing	1,856	3,256	(1,400)	(43.0)%
	$2,224	$4,618	$(2,394)	(51.8)%

The decrease in intangible amortization expense in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was due to certain intangible assets becoming fully amortized in fiscal 2013. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
Cost of revenue	$528	$571	$(43)	(7.5)%
Research and development	868	900	(32)	(3.6)%
Sales and marketing	1,074	1,084	(10)	(0.9)%
General and administrative	886	1,732	(846)	(48.8)%
	$3,356	$4,287	$(931)	(21.7)%

The decrease in share-based compensation expense was primarily due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013 that was not repeated.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income (loss)	$3,393	$(16,660)

Net cash provided by (used in) operating activities	9,173	(1,109)
Net cash used in investing activities	(1,267)	(3,667)
Net cash used in financing activities	(143)	(145)

Three Months Ended June 30, 2013

The $5.8 million difference between net income and net cash provided by operating activities during the three months ended June 30, 2013 was primarily due to $13.0 million in non-cash items, the largest of which were service parts lower of cost or market adjustment, share-based compensation, depreciation and amortization. In addition we had a $10.6 million decrease in accounts receivable, which was offset by a $12.4 million decrease in accounts payable. The decrease in accounts receivable was primarily due to decreased sales in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. Accounts payable decreased due to reduced purchases in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 and timing of payments.

Cash used in investing activities reflects $1.2 million of property and equipment purchases during the first quarter of fiscal 2014. Equipment purchases were primarily for IT equipment and software, largely related to an ERP system upgrade, engineering equipment to support product development activities and permanent demo units.

Three Months Ended June 30, 2012

The $15.6 million difference between net loss and net cash used in operating activities during the three months ended June 30, 2012 was primarily due to a $24.0 million decrease in accounts receivable and $14.6 million in non-cash expenses, partially offset by an $8.9 million decrease in accounts payable and a $7.4 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased sales in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Non-cash expenses included $4.9 million in amortization, $4.3 million in share-based compensation and $3.0 million in depreciation. Accounts payable decreased due to the timing of payments in addition to decreased purchases compared to the fourth quarter of fiscal 2012. The decrease in deferred revenue was primarily due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.

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

We have $205 million of convertible subordinated debt in addition to a line of credit under a Wells Fargo Credit agreement (“WF credit agreement”). The $205 million of convertible subordinated debt is comprised of $135 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments.

Under the WF credit agreement, we have the ability to borrow the lesser of $55 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% convertible subordinated notes remain outstanding on that date. We had no outstanding borrowings on the revolving credit line as of June 30, 2013 and were in compliance with all debt covenants.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the Securities and Exchange Commission on June 7, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the three months ended June 30, 2013. During the first quarter of fiscal 2014, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

We had no outstanding borrowings under the WF credit agreement and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls were effective.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. We do not believe we infringe the CTS patent; we believe that the CTS patent is invalid, and we defended ourselves vigorously. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants has been dismissed with prejudice. On July 10, 2013, CTS appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed the American Taxpayer Relief Act of 2012, which implemented automatic spending cuts beginning March 1, 2013. These spending cuts could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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
  Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products and
  Competitors acquiring our current suppliers or business partners and negatively impacting our business model.

These transactions also create uncertainty and disruption in the market, because whether a pending transaction will be completed, the timing of such a transaction and its degree of impact are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.

A significant decline in media royalty, branded software or OEM deduplication software revenues could materially and adversely affect our business, financial condition and operating results.

Our media royalties, branded software and OEM deduplication software revenues are relatively profitable and can significantly impact total company profitability. We receive media royalty revenue based on tape media cartridges sold by various tape media manufacturers and resellers. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our media royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:

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

Our media royalties depend on royalty rates and the quantity of media consumed in the market. We do not control licensee sales of these tape media cartridges. Reduced royalty rates, or a reduced installed device base using tape media cartridges, would result in further reductions in our media royalty revenue and could reduce gross margins. This could materially and adversely affect our business, financial condition and results of operations.

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners. Disruptions to any one of these factors could reduce our branded software revenues, which could adversely affect our business, financial condition and operating results.

Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort of our OEM deduplication software partners in marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape, including the impact of acquisitions. At various times, we had significant revenue from OEM deduplication software revenue and at times we had negligible revenue from OEM deduplication software, which negatively impacted our results. Any further disruptions to the factors on which our OEM deduplication software revenues depends could adversely affect our business, financial condition and operating results.

Some of our products contain licensed, third-party technology that provides important product functionality and features. Our license agreements contain contractual protections; however, the risk of continued access to this technology, along with other risks, remains.

Our products may contain technology licensed from third parties that provides important product functionality and features. For example, our Lattus product family contains technology licensed from a private, international company. We have contractual protections within our license agreements to help mitigate against the risks of incorporating third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and operating results. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigating the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and operating results.

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

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Overland Storage and Compression Technology Solutions described in Legal Proceedings. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

  Quality and supplier conduct
  We have limited control over the quality of products and components produced and services provided by our supply chain and third party contract manufacturing business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Sub-tier suppliers selected by the primary third party could have process control issues or could select components with latent defects that manifest over a longer period of time. We may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations.

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

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. In addition, U.S. regulatory agencies have introduced enforcement efforts that may proactively seek conduct-related information from companies operating in certain targeted industries or locations, without regard for whether potential violations have been identified. If we were to receive such an information request, we may incur increased personnel and legal costs in order to adequately review and respond to the request. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.

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

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: August 9, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	November 15, 2010
10.1	Agreement, dated as of May 13, 2013, by and among Quantum Corporation, Starboard Value LP, and certain of its affiliates.	8-K	001-13449	10.1	May 14, 2013
10.2	Offer Letter, dated May 14, 2013, between Registrant and Mr. Jeffrey C. Smith.*‡
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.