Form 10-Q
period 2013-09-30
QUANTUM CORP /DE/
filed 2013-11-12
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

––––––––––––––––

Form 10-Q

––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-13449

––––––––––––––––

QUANTUM CORPORATION

––––––––––––––––

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

224 Airport Parkway, San Jose, California 95110

(408) 944-4000

Former Address: 1650 Technology Drive, Suite 700, San Jose, California, 95110

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

As of the close of business on November 6, 2013, there were 248,114,430 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$73,829	$68,976
Restricted cash	3,255	3,023
Accounts receivable, net of allowance for doubtful accounts of $70 and $62, respectively	87,097	97,546
Manufacturing inventories	49,847	53,075
Service parts inventories	30,064	35,368
Other current assets	10,748	12,192
Total current assets	254,840	270,180

Long-term assets:
Property and equipment, less accumulated depreciation	19,437	21,456
Intangible assets, less accumulated amortization	8,364	12,813
Goodwill	55,613	55,613
Other long-term assets	9,541	9,531
Total long-term assets	92,955	99,413
	$347,795	$369,593
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$33,417	$47,634
Accrued warranty	6,489	7,520
Deferred revenue, current	84,273	91,108
Accrued restructuring charges, current	3,529	3,021
Accrued compensation	25,902	30,964
Other accrued liabilities	21,766	20,188
Total current liabilities	175,376	200,435

Long-term liabilities:
Deferred revenue, long-term	38,778	38,393
Convertible subordinated debt	205,000	205,000
Other long-term liabilities	9,433	9,547
Total long-term liabilities	253,211	252,940

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 247,904 and 243,080 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	2,479	2,431
Capital in excess of par	434,887	427,611
Accumulated deficit	(524,583)	(520,016)
Accumulated other comprehensive income	6,425	6,192
Total stockholders’ deficit	(80,792)	(83,782)
	$347,795	$369,593

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Product revenue	$84,707	$100,041	$170,676	$193,826
Service revenue	36,194	35,711	72,686	71,798
Royalty revenue	10,529	11,562	36,037	22,543
Total revenue	131,430	147,314	279,399	288,167
Cost of product revenue	57,882	67,884	116,665	132,634
Cost of service revenue	17,116	20,232	36,347	40,536
Restructuring charges	89	—	89	—
Total cost of revenue	75,087	88,116	153,101	173,170
Gross margin	56,343	59,198	126,298	114,997
Operating expenses:
Research and development	16,359	19,475	33,053	38,024
Sales and marketing	29,995	34,441	60,153	68,885
General and administrative	14,813	15,279	29,510	32,059
Restructuring charges	208	—	2,767	—
Total operating expenses	61,375	69,195	125,483	138,968
Income (loss) from operations	(5,032)	(9,997)	815	(23,971)
Other income and expense	46	(110)	421	(448)
Interest expense	(2,440)	(1,817)	(4,879)	(3,666)
Loss before income taxes	(7,426)	(11,924)	(3,643)	(28,085)
Income tax provision	534	370	924	869
Net loss	$(7,960)	$(12,294)	$(4,567)	$(28,954)

Basic and diluted net loss per share:	$(0.03)	$(0.05)	$(0.02)	$(0.12)

Weighted average common and common equivalent shares:
Basic and Diluted	247,074	239,856	246,569	238,251

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(7,960)	$(12,294)	$(4,567)	$(28,954)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	464	659	395	(143)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(98)	(110)	(162)	174
Total other comprehensive income	366	549	233	31
Total comprehensive loss	$(7,594)	$(11,745)	$(4,334)	$(28,923)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(4,567)	$(28,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,671	6,151
Amortization	5,265	8,895
Service parts lower of cost or market adjustment	6,659	4,700
Deferred income taxes	59	274
Share-based compensation	6,847	8,013
Changes in assets and liabilities:
Accounts receivable	10,449	11,328
Manufacturing inventories	185	1,499
Service parts inventories	1,688	2,019
Accounts payable	(14,245)	(13,347)
Accrued warranty	(1,031)	318
Deferred revenue	(6,449)	(11,058)
Accrued restructuring charges	359	(828)
Accrued compensation	(5,195)	(4,546)
Other assets and liabilities	2,533	1,014
Net cash provided by (used in) operating activities	8,228	(14,522)

Cash flows from investing activities:
Purchases of property and equipment	(3,226)	(6,691)
(Increase) decrease in restricted cash	(117)	169
Purchases of other investments	(534)	(2,169)
Return of principal from other investments	-	208
Net cash used in investing activities	(3,877)	(8,483)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(1,770)	(1,882)
Proceeds from issuance of common stock	2,247	2,599
Net cash provided by financing activities	477	717

Effect of exchange rate changes on cash and cash equivalents	25	(1)

Net increase (decrease) in cash and cash equivalents	4,853	(22,289)
Cash and cash equivalents at beginning of period	68,976	51,261
Cash and cash equivalents at end of period	$73,829	$28,972

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. We reclassified the long-term portion of accrued restructuring from current accrued restructuring charges to other long-term liabilities in the March 31, 2013 Condensed Consolidated Balance Sheet to conform to current period presentation. In the Condensed Consolidated Statements of Cash Flows prior period income taxes payable has been reclassified into other assets and liabilities to conform to current period presentation. These reclassifications had no impact on total assets, total liabilities, income (loss) from operations, net loss or net cash used in operating activities. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2013 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will adopt ASU 2013-11 prospectively in the first quarter of fiscal 2015 and do not anticipate adoption will impact our statements of financial position or results of operations.

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

The impact of these revisions to our Consolidated Balance Sheets at March 31, 2013 and 2012; our Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011; and our Condensed Consolidated Statements of Operations for each quarter of fiscal 2013 and 2012 and the six months ended September 30, 2013 and 2012 is summarized as follows (in thousands, except per share amounts):

Consolidated Balance Sheets

The As Reported column includes certain reclassifications to conform to the current presentation.

	As of March 31,
	2013		2012
	As Reported	As Revised	As Reported	As Revised
Accounts receivable	$99,093	$97,546	$110,840	$109,399
Total current assets	271,727	270,180	281,221	279,780
Total assets	371,140	369,593	395,348	393,907
Accrued compensation	30,311	30,964	31,971	32,835
Total current liabilities	199,782	200,435	209,910	210,774
Accumulated deficit	(517,816)	(520,016)	(465,397)	(467,702)
Total stockholders’ deficit	(81,582)	(83,782)	(46,680)	(48,985)
Total liabilities and stockholders’ deficit	371,140	369,593	395,348	393,907

Consolidated Statements of Operations – Annual

	Fiscal Year Ended March 31,
	2013		2012		2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Product revenue	$399,043	$398,937	$451,340	$451,468	$456,903	$457,505
Royalty revenue	44,492	44,492	56,666	56,154	64,272	64,784
Total revenue	587,572	587,466	652,370	651,986	672,270	673,384
Cost of service revenue	79,647	79,604	88,459	88,466	94,311	94,311
Total cost of revenue	346,921	346,878	378,535	378,542	389,288	389,288
Gross margin	240,651	240,588	273,835	273,444	282,982	284,096
Sales and marketing expenses	137,041	136,873	130,938	131,239	122,768	122,767
Total operating expenses	283,351	283,183	270,143	270,444	258,278	258,277
Income (loss) from operations	(42,700)	(42,595)	5,192	4,500	24,704	25,819
Income (loss) before income taxes	(51,258)	(51,153)	(7,922)	(8,614)	4,554	5,669
Net income (loss)	(52,419)	(52,314)	(8,809)	(9,501)	4,541	5,656
Diluted net income (loss) per share	(0.22)	(0.22)	(0.04)	(0.04)	0.02	0.02

Consolidated Statements of Operations – Quarterly – Fiscal 2013

	Fiscal 2013
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$93,811	$93,785	$100,067	$100,041
Total revenue	140,879	140,853	147,340	147,314
Cost of service revenue	20,334	20,304	20,232	20,232
Total cost of revenue	85,084	85,054	88,116	88,116
Gross margin	55,795	55,799	59,224	59,198
Sales and marketing expenses	35,278	34,444	34,441	34,441
Total operating expenses	70,607	69,773	69,195	69,195
Loss from operations	(14,812)	(13,974)	(9,971)	(9,997)
Loss before income taxes	(16,999)	(16,161)	(11,898)	(11,924)
Net loss	(17,498)	(16,660)	(12,268)	(12,294)
Diluted net loss per share	(0.07)	(0.07)	(0.05)	(0.05)

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$112,517	$112,490	$92,648	$92,621
Total revenue	159,395	159,368	139,958	139,931
Cost of service revenue	19,360	19,360	19,721	19,708
Total cost of revenue	91,367	91,367	82,354	82,341
Gross margin	68,028	68,001	57,604	57,590
Sales and marketing expenses	33,588	33,588	33,734	34,400
Total operating expenses	73,656	73,656	69,893	70,559
Loss from operations	(5,628)	(5,655)	(12,289)	(12,969)
Loss before income taxes	(7,798)	(7,825)	(14,563)	(15,243)
Net loss	(8,146)	(8,173)	(14,507)	(15,187)
Diluted net loss per share	(0.04)	(0.04)	(0.06)	(0.06)

	Six Months Ended
	September 30, 2012
	As Reported	As Revised
Product revenue	$193,878	$193,826
Total revenue	288,219	288,167
Cost of service revenue	40,566	40,536
Total cost of revenue	173,200	173,170
Gross margin	115,019	114,997
Sales and marketing expenses	69,719	68,885
Total operating expenses	139,802	138,968
Loss from operations	(24,783)	(23,971)
Loss before income taxes	(28,897)	(28,085)
Net loss	(29,766)	(28,954)
Diluted net loss per share	(0.12)	(0.12)

Consolidated Statements of Operations – Quarterly – Fiscal 2012

	Fiscal 2012
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$102,268	$102,300	$115,126	$115,158
Royalty revenue	14,571	14,059	14,015	14,015
Total revenue	153,535	153,055	165,039	165,071
Cost of service revenue	22,066	22,064	21,129	21,132
Total cost of revenue	90,273	90,271	93,428	93,431
Gross margin	63,262	62,784	71,611	71,640
Sales and marketing expenses	30,525	30,263	31,115	31,171
Total operating expenses	64,943	64,681	66,211	66,267
Income (loss) from operations	(1,681)	(1,897)	6,900	6,873
Income (loss) before income taxes	(4,588)	(4,804)	3,866	3,839
Net income (loss)	(5,226)	(5,442)	3,561	3,534
Diluted net income (loss) per share	(0.02)	(0.02)	0.01	0.01

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$124,081	$124,113	$109,865	$109,897
Royalty revenue	14,049	14,049	14,031	14,031
Total revenue	173,492	173,524	160,304	160,336
Cost of service revenue	22,537	22,548	22,727	22,722
Total cost of revenue	99,775	99,786	95,059	95,054
Gross margin	73,717	73,738	65,245	65,282
Sales and marketing expenses	33,350	33,736	35,948	36,069
Total operating expenses	66,738	67,124	72,251	72,372
Income (loss) from operations	6,979	6,614	(7,006)	(7,090)
Income (loss) before income taxes	4,387	4,022	(11,587)	(11,671)
Net income (loss)	3,914	3,549	(11,058)	(11,142)
Diluted net income (loss) per share	0.02	0.02	(0.05)	(0.05)

	Six Months Ended
	September 30, 2011
	As Reported	As Revised
Product revenue	$217,394	$217,458
Royalty revenue	28,586	28,074
Total revenue	318,574	318,126
Cost of service revenue	43,195	43,196
Total cost of revenue	183,701	183,702
Gross margin	134,873	134,424
Sales and marketing expenses	61,640	61,434
Total operating expenses	131,154	130,948
Income from operations	5,219	4,976
Loss before income taxes	(722)	(965)
Net loss	(1,665)	(1,908)
Diluted net loss per share	(0.01)	(0.01)

These revisions impacted our Consolidated Statements of Comprehensive Income (Loss) for each period by an amount equal to the impact to net income (loss) for the applicable period.

NOTE 3: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	September 30, 2013	March 31, 2013
Money market funds	$63,769	$60,496

We did not record impairments to any non-financial assets in the second quarter and first six months of fiscal 2014 or 2013. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $205.0 million in convertible subordinated debt at September 30, 2013, and the estimated fair value of our convertible subordinated debt was approximately $206.3 million, based on quoted market prices in less active markets (level 2 fair value measurements). We transferred the fair value level of the convertible subordinated debt to level 2 from level 1 at September 30, 2013 due to our assessment that the convertible subordinated notes were not actively traded during the second quarter of fiscal 2014.

NOTE 4: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2013	March 31, 2013
Manufacturing inventories:
Finished goods	$22,105	$19,480
Work in process	6,455	8,633
Materials and purchased parts	21,287	24,962
	$49,847	$53,075

	As of
	September 30, 2013	March 31, 2013
Service parts inventories:
Finished goods	$18,647	$19,750
Component parts	11,417	15,618
	$30,064	$35,368

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the second quarter or first six months of fiscal 2014 and 2013. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	September 30, 2013			March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$180,613	$(178,904)	$1,709	$180,613	$(178,168)	$2,445
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	105,719	(99,222)	6,497	105,719	(95,509)	10,210
In-process research and
development	158	—	158	158	—	158

As of
September 30, 2013			March 31, 2013
Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
$290,390	$(282,026)	$8,364	$290,390	$(277,577)	$12,813

Total intangible amortization expense was $2.2 million and $4.4 million for the three and six months ended September 30, 2013, respectively, and was $3.7 million and $8.3 million for the three and six months ended September 30, 2012, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the second quarter or first six months of fiscal 2014. The following table provides a summary of the goodwill balance at both September 30, 2013 and March 31, 2013 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Beginning balance	$7,015	$7,797	$7,520	$7,586
Additional warranties issued	1,787	2,579	3,929	5,203
Adjustments for warranties issued in prior fiscal years	(22)	273	(82)	590
Settlements	(2,291)	(2,745)	(4,878)	(5,475)
Ending balance	$6,489	$7,904	$6,489	$7,904

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

NOTE 7: RESTRUCTURING CHARGES

In the second quarter of fiscal 2014, restructuring actions were primarily the result of continued implementation efforts to further consolidate manufacturing and service activities with contract manufacturers that were initiated the first quarter of fiscal 2014. We had no restructuring expense in the second quarter or first six months of fiscal 2013. The types of restructuring expense for the three and six months ended September 30, 2013 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
By expense type
Severance and benefits	$108	$—	$2,591	$—
Facilities	12	—	88	—
Other	177	—	177	—
Total	$297	$—	$2,856	$—

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2013
	Severance and Benefits	Facilities	Other	Total
Balance as of June 30, 2013	$3,765	$2,011	$—	$5,776
Restructuring charges	503	12	177	692
Restructuring charges reversal	(395)	—	—	(395)
Cash payments	(748)	(127)	(90)	(965)
Balance as of September 30, 2013	$3,125	$1,896	$87	$5,108

	Six Months Ended September 30, 2013
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2013	$2,711	$2,045	$—	$4,756
Restructuring charges	3,539	88	177	3,804
Restructuring charges reversal	(948)	—	—	(948)
Cash payments	(2,177)	(237)	(90)	(2,504)
Balance as of September 30, 2013	$3,125	$1,896	$87	$5,108

	As of September 30, 2013
	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Next twelve months	$3,125	$317	$87	$3,529
October 2014 through February 2021	—	1,579	—	1,579
	$3,125	$1,896	$87	$5,108

The $0.5 million of severance and benefit restructuring costs for the three months ended September 30, 2013 was primarily due to further consolidation of sales territories to improve utilization of our global sales team, and the $3.5 million severance and benefit restructuring costs for the six months ended September 30, 2013 was primarily the result of deciding to outsource our manufacturing operations and further consolidate production and service activities. The restructuring charge reversal was primarily due to actual costs being lower than estimated, followed by employees transferring from eliminated positions to fill other staffing needs during the second quarter and first six months of fiscal 2014. Other restructuring expenses were comprised of incremental retention bonuses for certain key employees whose positions are being eliminated, freight charges and travel costs as a result of transitioning toward an outsource model.

We anticipate the $3.1 million and $0.1 million severance and benefits and other restructuring accruals, respectively, will be substantially paid by the end of fiscal 2014. Facility restructuring accruals will be paid in accordance with the respective facility lease terms. The $1.6 million of lease payments scheduled to occur between October 2014 and February 2021 is included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Share-based compensation:
Cost of revenue	$523	$642	$1,051	$1,213
Research and development	908	947	1,776	1,847
Sales and marketing	1,080	1,246	2,154	2,330
General and administrative	980	891	1,866	2,623
	$3,491	$3,726	$6,847	$8,013

Share-based compensation by type of award:
Stock options	$208	$247	$440	$1,206
Restricted stock	2,968	3,028	5,706	5,781
Stock purchase plan	315	451	701	1,026
	$3,491	$3,726	$6,847	$8,013

Stock Options

No stock options were granted during the second quarter or first six months of fiscal 2014 or 2013. The Black-Scholes option pricing model is used to estimate the fair value of stock options.

Restricted Stock

The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2014 were $1.41 and $1.40, respectively. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2013 were $1.99 and $2.00, respectively.

During the second quarter of fiscal 2014, we granted 0.8 million RSUs with market conditions (“market RSUs”) and estimated the fair value of these market RSUs using a Monte Carlo simulation model. The number of market RSUs is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates.

The Monte Carlo model requires the input of assumptions including expected volatility, risk-free interest rate and expected term in order to simulate a large number of possible outcomes to provide an estimated fair value of the market RSUs. We used an expected volatility of 66%, a risk free interest rate of 0.5% and expected terms of ten months, twenty two months and thirty four months that mirrors the various vesting dates of the awards. The estimated fair value of the market RSUs was $0.7 million which will be recognized over the respective vesting periods of the awards.

Stock Purchase Plan

Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2014 and fiscal 2013, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2013 and 2012 are as follows:

	Three and Six Months Ended
	September 30, 2013	September 30, 2012
Option life (in years)	0.5	0.5
Risk-free interest rate	0.07%	0.15%
Stock price volatility	47.65%	74.81%
Weighted-average grant date fair value	$0.47	$0.51

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	16,050	$2.14
Exercised	(345)	1.01
Forfeited	(1,010)	2.14
Expired	(2,859)	2.06
Outstanding as of September 30, 2013	11,836	$2.19	1.89	$1,953
Vested and expected to vest at September 30, 2013	11,798	$2.19	1.88	$1,952
Exercisable as of September 30, 2013	11,279	$2.18	1.76	$1,937

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2013	9,887	$2.43
Granted	7,403	1.40
Vested	(4,087)	2.42
Forfeited	(733)	2.16
Nonvested at September 30, 2013	12,470	$1.85

NOTE 9: INCOME TAXES

Income tax provisions for the second quarter and first six months of fiscal 2014 were $0.5 million and $0.9 million, respectively, and were $0.4 million and $0.9 million for the second quarter and first six months of fiscal 2013, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes.

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

NOTE 10: NET LOSS PER SHARE

The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(7,960)	$(12,294)	$(4,567)	$(28,954)
Weighted average basic and diluted shares	247,074	239,856	246,569	238,251
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.02)	$(0.12)

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For all periods presented, 31.2 million weighted equivalent shares of the 3.50% convertible subordinated notes were excluded. For the second quarter and first six months of fiscal 2014, 42.5 million weighted equivalent shares of the 4.50% convertible subordinated notes were excluded.
  For the second quarter and first six months of fiscal 2014, options to purchase 13.9 million and 14.9 million weighted average shares, respectively, were excluded. For the second quarter and first six months of fiscal 2013, options to purchase 17.6 million and 18.3 million weighted average shares, respectively, were excluded.
  Unvested RSUs of 10.9 million and 10.4 million weighted average shares for the second quarter and first six months of fiscal 2014, respectively, were excluded. Unvested RSUs of 10.7 million and 9.7 million weighted average shares for the second quarter and first six months of fiscal 2013, respectively, were excluded.

NOTE 11: LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to: (1) our goals for future operating performance including increasing revenue, investing wisely in our business, having operating profit and generating cash from operations; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved and (6) our business goals, objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Our goals for fiscal 2014 are to continue to capitalize on market opportunities to balance the cash flow and operating profit against revenue growth associated with potential opportunities and go-to-market strategies, with an emphasis on delivering results that we expect to be more predictable and controllable. In some cases, as was the case in the second quarter of fiscal 2014, this means we may generate lower overall revenue but more cash flow and profit in order to provide greater operating leverage for future revenue increases. Our revenue growth strategy is focused on leveraging our StorNext and Lattus solutions to drive deeper into big data vertical markets and extend their reach into the data center and the cloud in addition to expanding relationships with our partners and gaining additional access to end users through existing and new channel partners. We continue our efforts to further leverage our tape automation and DXi expertise, our installed product base and our broad data protection product portfolio in order to gain market share in the data center.

During the second quarter of fiscal 2014, we had record quarterly revenue from our big data solutions, largely from object storage solutions and StorNext appliance revenue contributions. We plan to further expand and improve our product and solution offerings in fiscal 2014, with emphasis on software solutions, branded disk systems, next generation object storage, virtual offerings and cloud solutions. New products announced during the second quarter of fiscal 2014 included StorNext 5 software, and we launched Lattus-D, an object storage system for the data center. In addition, we expanded our strategic partnerships to combine our Lattus-D offering with a partner’s software to expand data center environment solutions and provide an object storage based private cloud solution.

Results

We had total revenue of $131.4 million in the second quarter of fiscal 2014, an 11% decrease from the second quarter of fiscal 2013, primarily due to lower than expected revenue from sales outside of North America and to the U.S. federal government. Our gross margin percentage increased 270 basis points from the second quarter of fiscal 2013 to 42.9% primarily due to improvements in our service delivery model, partially offset by reduced high-margin royalty revenue. Operating expenses decreased $7.8 million, or 11% from the second quarter of fiscal 2013, primarily from cost controls and spending reductions that we began implementing in the third quarter of fiscal 2013. The largest spending decrease compared to the second quarter of fiscal 2013 was for compensation and benefits as a result of reduced staffing to right-size our workforce in order to align spending with revenue expectations. These cost reductions impacted sales and marketing expenses the most compared to the second quarter of fiscal 2013. Despite the 11% decrease in revenue, we had a $5.0 million loss from operations in the second quarter of fiscal 2014 compared to an operating loss of $10.0 million in the second quarter of fiscal 2013.

Interest expense increased 34% to $2.4 million primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. We generated $8.2 million of cash from operating activities in the first six months of fiscal 2014 compared to a net use of cash from operating activities of $14.5 million in the first half of fiscal 2013.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Product revenue	$84,707	64.5%	$100,041	67.9%	$(15,334)	(15.3)%
Service revenue	36,194	27.5%	35,711	24.2%	483	1.4%
Royalty revenue	10,529	8.0%	11,562	7.9%	(1,033)	(8.9)%
Total revenue	$131,430	100.0%	$147,314	100.0%	$(15,884)	(10.8)%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Product revenue	$170,676	61.1%	$193,826	67.3%	$(23,150)	(11.9)%
Service revenue	72,686	26.0%	71,798	24.9%	888	1.2%
Royalty revenue	36,037	12.9%	22,543	7.8%	13,494	59.9%
Total revenue	$279,399	100.0%	$288,167	100.0%	$(8,768)	(3.0)%

Total revenue decreased in the second quarter of fiscal 2014 primarily due to lower than expected revenue from sales outside of North America and sales to the U.S. federal government. We believe decreased sales in Europe were largely due to economic uncertainty and its impact on the European business climate, especially in September, which is typically our highest revenue month of the second fiscal quarter. We believe sales to the U.S. federal government were also negatively impacted in September by the pending U.S. federal government shut down, causing delays and cancelations of orders. Total revenue in the first six months of fiscal 2014 decreased from the first six months of fiscal 2013, reflecting decreased sales in Europe and to the U.S. federal government, partially offset by a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014.

Revenue from branded data protection products and services decreased $14.3 million, or 14%, from the second quarter of fiscal 2013 and decreased $19.9 million, or 10%, from the first six months of fiscal 2013, largely due to a decrease in disk systems revenue followed by a tape automation systems revenue decrease. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded big data and archive products and services increased $1.0 million, or 6% from the second quarter of fiscal 2013 and increased 10% from the first six months of fiscal 2013 largely due to increased sales of our big data appliance offerings and Lattus object storage solutions. Big data and archive products include StorNext software, StorNext and Q-Series appliances and Lattus object storage solutions. In addition, OEM product and service revenue decreased $1.6 million and $4.9 million from the second quarter and first six months of fiscal 2013, respectively. Royalty revenue decreased $1.0 million from the second quarter of fiscal 2013 and increased $13.5 million from the first six months of fiscal 2013.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $15.3 million and $23.2 million in the second quarter and first six months of fiscal 2014, respectively, compared to the prior year periods, largely due to decreased revenue from sales of enterprise disk systems and slightly larger than expected decreases in revenue from tape automation systems. As noted above, total revenue decreased largely due to lower than expected revenue from sales in Europe and to the U.S. federal government, and these were also the primary drivers of decreased product revenue. Revenue from sales of branded products decreased 17% and 12%, respectively, and sales of products to our OEM customers decreased 7% and 10%, respectively, in the second quarter and first six months of fiscal 2014 compared to the prior year periods.

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Disk systems and software solutions	$26,424	20.1%	$35,749	24.3%	$(9,325)	(26.1)%
Tape automation systems	41,570	31.6%	48,812	33.1%	(7,242)	(14.8)%
Devices and media	16,713	12.8%	15,480	10.5%	1,233	8.0%
Product revenue	$84,707	64.5%	$100,041	67.9%	$(15,334)	(15.3)%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Disk systems and software solutions	$49,629	17.8%	$60,410	21.0%	$(10,781)	(17.8)%
Tape automation systems	86,235	30.9%	99,292	34.5%	(13,057)	(13.2)%
Devices and media	34,812	12.4%	34,124	11.8%	688	2.0%
Product revenue	$170,676	61.1%	$193,826	67.3%	$(23,150)	(11.9)%

Our disk systems and software solutions revenue decreased 26% and 18%, respectively, from the second quarter and first six months of fiscal 2013 primarily due to decreased sales of enterprise disk systems worldwide. We had fewer large orders, or orders over $200,000, in the second quarter and first six months of fiscal 2014 which negatively impacted enterprise disk systems revenue. Partially offsetting this decrease was increased revenue from certain of our big data offerings, notably our StorNext archive enabled libraries and server-based appliances and our Lattus object storage solutions, compared to the second quarter and first half of fiscal 2013.

The decrease in tape automation systems revenue in the second quarter and first six months of fiscal 2014 compared to the prior year periods was primarily due to decreased branded enterprise tape automation system sales as a result of a decline in large orders. Sales of branded tape automation systems decreased more than revenue from OEM product sales in both the second quarter and first half of fiscal 2014 from the prior year periods. As noted above, the largest branded revenue decrease was in enterprise products, followed by entry level then midrange products. Branded midrange tape automation sales were slightly above our expectations in the second quarter of fiscal 2014. For the second quarter of fiscal 2014, OEM tape automation revenue decreased from the second quarter of fiscal 2013 primarily due to reduced midrange tape automation sales and decreased from the first six months of fiscal 2013 primarily due to decreased enterprise sales.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased from the second quarter and first six months of fiscal 2013. The increase in the second quarter of fiscal 2014 was primarily due to increased revenue from devices while the increase in the first half of fiscal 2014 was primarily due to increased media sales.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts and product repairs. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased 1% from both the second quarter and first six months of fiscal 2013 primarily due to increased revenue from branded service contracts associated with our StorNext appliances, partially offset by lower revenue from a decreased volume of OEM product repair services.

Royalty Revenue

Tape media royalties decreased 9% from the second quarter of fiscal 2013 primarily due to expected decreases of media unit sales sold by media licensees. For the first six months of fiscal 2014, royalty revenue increased 60% primarily due to the receipt of a one-time cash payment of $15 million from Microsoft Corporation pursuant to an intellectual property agreement entered into in May which was partially offset by expected sales decreases of media sold by media licensees.

Gross Margin

	Three Months Ended
(In thousands)	September 30, 2013		Gross margin %	September 30, 2012	Gross margin %	Change	Basis point change
Product gross margin	$26,825		31.7%	$32,157	32.1%	$(5,332)	(40)
Service gross margin	19,078		52.7%	15,479	43.3%	3,599	940
Royalty gross margin	10,529		100.0%	11,562	100.0%	(1,033)	—
Gross margin	$56,343	*	42.9%*	$59,198	40.2%	$(2,855)	270

	Six Months Ended
	September 30, 2013		Gross margin %	September 30, 2012	Gross margin %	Change	Basis point change
Product gross margin	$54,011		31.6%	$61,192	31.6%	$(7,181)	—
Service gross margin	36,339		50.0%	31,262	43.5%	5,077	650
Royalty gross margin	36,037		100.0%	22,543	100.0%	13,494	—
Gross margin	$126,298	*	45.2%*	$114,997	39.9%	$11,301	530

* The second quarter and first six months of fiscal 2014 includes $0.1 million of restructuring charges related to cost of revenue.

The 270 basis point increase in gross margin percentage compared to the second quarter of fiscal 2013 was primarily due to improvements in our service delivery model, partially offset by reduced royalty revenue. For the first six months of fiscal 2014, approximately half of the 530 basis point increase in gross margin percentage compared to the prior year period was attributable to the improvements in our service delivery model and the other half was due to the $13.5 million net increase in royalty revenue.

Product Margin

Product gross margin dollars decreased $5.3 million, or 17%, compared to the second quarter of fiscal 2013, and our product gross margin rate decreased 40 basis points. For the first six months of fiscal 2014, product gross margin decreased $7.2 million, or 12%, and our product gross margin rate was the same as the first six months of fiscal 2013. The decreased product revenue was mostly offset in the second quarter and first six months of fiscal 2014 by decreased costs as a result of several items. Product material costs decreased the most, commensurate with the decrease in product revenue, followed by reduced expenses as a result of cost reduction initiatives that began in the second half of fiscal 2013, lower intangible amortization from certain intangible assets becoming fully amortized in fiscal 2013 and a decrease in warranty expense from a reduced number of products under warranty compared to the second quarter and first six months of fiscal 2013. The most significant decreased cost as a result of cost reduction initiatives was compensation and benefits expense from reduced staffing levels.

Service Margin

Service gross margin dollars increased $3.6 million, or 23%, compared to the second quarter of fiscal 2013, and service gross margin percentage increased 940 basis points on a slight increase in service revenue. For the first six months of fiscal 2014 service gross margin dollars increased $5.1 million, or 16%, and service gross margin percentage increased 650 basis points on a slight increase in service revenue compared to the first half of fiscal 2013. These increases in service gross margin rate were primarily due to reduced compensation and benefits from lower staffing levels as a result of implementing improvements in our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Research and development	$16,359	12.4%	$19,475	13.2%	$(3,116)	(16.0)%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Research and development	$33,053	11.8%	$38,024	13.2%	$(4,971)	(13.1)%

The decrease in research and development expenses compared to the second quarter and first six months of fiscal 2013 was primarily due to cost controls that resulted in a $1.7 million and $3.0 million decrease, respectively, in compensation and benefits from reduced staffing levels. In addition, we had decreases of $0.7 million and $1.0 million, respectively, in external service provider expense and had decreases of $0.4 million and $0.6 million, respectively, in project materials expense related to the nature of projects under development and specific development activities in the prior year periods that were not repeated at the same levels this quarter.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Sales and marketing	$29,995	22.8%	$34,441	23.4%	$(4,446)	(12.9)%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Sales and marketing	$60,153	21.5%	$68,885	23.9%	$(8,732)	(12.7)%

The decrease in sales and marketing expense for the second quarter and first six months of fiscal 2014 was primarily due to cost reduction initiatives that resulted in decreases of $3.1 million and $4.4 million, respectively, in compensation and benefits from decreased staffing levels compared to the second quarter and first six months of fiscal 2013. We also had decreases of $0.7 million and $ 2.1 million compared to the second quarter and first six months of fiscal 2013, respectively, in intangible amortization due to certain intangibles becoming fully amortized in fiscal 2013. Other decreases from cost reduction initiatives included declines of $0.3 million and $1.0 million, respectively, in travel expenses and $0.3 million and $0.6 million, respectively, in recruiting expenses compared to the second quarter and first six months of fiscal 2013. For the first six months of fiscal 2014, advertising and marketing expenses decreased $0.5 million compared to the first half of fiscal 2013 due to more advertising and marketing programs in the prior year.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
General and administrative	$14,813	11.3%	$15,279	10.4%	$(466)	(3.0)%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
General and administrative	$29,510	10.6%	$32,059	11.1%	$(2,549)	(8.0)%

The decrease in general and administrative expense from the second quarter of fiscal 2013 was primarily due to the implementation of cost controls that resulted in a $0.2 million decrease in facility expenses from lower rates on lease renewals and consolidating facilities during fiscal 2013, a $0.2 million decrease in compensation and benefits from lower staffing levels and a $0.1 million decrease in telephone and network expenses. For the first six months of fiscal 2014, the decrease in general and administrative expense from the first six months of fiscal 2013 was primarily due to a $1.4 million decrease in compensation and benefits, largely from reduced stock compensation expense due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013. In addition, cost reduction initiatives resulted in decreases of $0.4 million in facility expenses from lower lease renewal rates and consolidating facilities during fiscal 2013, $0.3 million in expensed equipment and $0.3 million in telephone and network expenses.

Restructuring Charges

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$89	0.1%	$—	—%	$89	n/a
Restructuring charges in operating expenses	208	0.2%	—	—%	208	n/a
Total restructuring charges	$297	0.2%	$—	—%	$297	n/a

	Six Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$89	0.1%	$—	—%	$89	n/a
Restructuring charges in operating expenses	2,767	1.0%	—	—%	2,767	n/a
Total restructuring charges	$2,856	1.0%	$—	—%	$2,856	n/a

Restructuring charges in the second quarter and first half of fiscal 2014 were primarily due to severance and benefits costs as a result of our decision to outsource our manufacturing operations and further consolidate production and service activities. In addition, we had severance and benefits costs in the second quarter of fiscal 2014 due to further consolidation of sales territories to improve utilization of our global sales team. For further information regarding restructuring charges, refer to Note 7 “Restructuring charges.”

Other Income and Expense

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Other income and (expense)	$46	0.1%	$(110)	0.1%	$156	n/a

	Six Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Other income and (expense)	$421	0.2%	$(448)	0.2%	$869	n/a

Other income in the first half of fiscal 2014 was primarily due to net foreign exchange gains compared to other expense in the first half of fiscal 2013 largely due to net foreign exchange losses. Foreign exchange gains in the first half of fiscal 2014 were primarily due to the U.S. dollar strengthening against the Australian dollar, and foreign exchange losses in the first half of fiscal 2013 were primarily due to the U.S. dollar strengthening against the euro.

Interest Expense

	Three Months Ended
(In thousands)	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Interest expense	$2,440	1.9%	$1,817	1.2%	$623	34.3%

	Six Months Ended
	September 30, 2013	% of revenue	September 30, 2012	% of revenue	Change	% Change
Interest expense	$4,879	1.7%	$3,666	1.3%	$1,213	33.1%

Interest expense increased compared to the second quarter and first six months of fiscal 2013 due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. These convertible subordinated notes have a higher interest rate and a larger principal balance.

Income Taxes

	Three Months Ended
(In thousands)	September 30, 2013	% of pre-tax loss	September 30, 2012	% of pre-tax loss	Change	% Change
Income tax provision	$534	(7.2)%	$370	(3.1)%	$164	44.3%

	Six Months Ended
	September 30, 2013	% of pre-tax loss	September 30, 2012	% of pre-tax loss	Change	% Change
Income tax provision	$924	(25.4)%	$869	(3.1)%	$55	6.3%

The income tax provision for the second quarter and first six months of fiscal 2014 and 2013 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
Cost of revenue	$368	$1,134	$(766)	(67.5)%
Sales and marketing	1,857	2,556	(699)	(27.3)%
	$2,225	$3,690	$(1,465)	(39.7)%

	Six Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
Cost of revenue	$736	$2,496	$(1,760)	(70.5)%
Sales and marketing	3,713	5,812	(2,099)	(36.1)%
	$4,449	$8,308	$(3,859)	(46.4)%

The decrease in intangible amortization expense in the second quarter and first six months of fiscal 2014 compared to the second quarter and first six months of fiscal 2013 was primarily due to certain intangibles becoming fully amortized during fiscal 2013. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
Cost of revenue	$523	$642	$(119)	(18.5)%
Research and development	908	947	(39)	(4.1)%
Sales and marketing	1,080	1,246	(166)	(13.3)%
General and administrative	980	891	89	10.0%
	$3,491	$3,726	$(235)	(6.3)%

	Six Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
Cost of revenue	$1,051	$1,213	$(162)	(13.4)%
Research and development	1,776	1,847	(71)	(3.8)%
Sales and marketing	2,154	2,330	(176)	(7.6)%
General and administrative	1,866	2,623	(757)	(28.9)%
	$6,847	$8,013	$(1,166)	(14.6)%

The decrease in share-based compensation expense in the second quarter of fiscal 2014 compared to the prior year period was primarily due to options that completed their vesting period and corresponding expense at the beginning of the second quarter of fiscal 2014. For the first six months of fiscal 2014, the decrease in share-based compensation expense was primarily due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013 that was not repeated.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2013	September 30, 2012
Net loss	$(4,567)	$(28,954)
Net cash provided by (used in) operating activities	8,228	(14,522)
Net cash used in investing activities	(3,877)	(8,483)
Net cash provided by financing activities	477	717

Six Months Ended September 30, 2013

The $12.8 million difference between reported net loss and net cash provided by operating activities during the six months ended September 30, 2013 was primarily due to $24.5 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization. In addition, we had a $10.4 million decrease in accounts receivable primarily due to decreased sales in the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. These were partially offset by cash uses from a $14.2 million decrease in accounts payable and a $6.4 million decrease in deferred revenue. Accounts payable decreased due to reduced purchases in addition to the timing of payments. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.

Cash used in investing activities for the six months ended September 30, 2013 was primarily due to $3.2 million of property and equipment purchases and $0.5 million used to purchase other investments. Equipment purchases were primarily for engineering equipment to support product development activities, IT equipment and software, largely related to an ERP system upgrade, and permanent demo units. Other investments were from investments we made in private technology companies with products or features complementary to Quantum products.

Six Months Ended September 30, 2012

The $14.4 million difference between reported net loss and cash used in operating activities during the six months ended September 30, 2012 was primarily due to $28.0 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. In addition, we had an $11.3 million decrease in accounts receivable primarily due to decreased sales in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. These were partially offset by cash uses from a $13.3 million decrease in accounts payable and an $11.1 million decrease in deferred revenue. Accounts payable decreased due to decreased purchases in addition to the timing of payments. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes.

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

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates.

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

Under the WF credit agreement, we have the ability to borrow the lesser of $55 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% notes remain outstanding on that date. We had no outstanding borrowings on the revolving credit line as of September 30, 2013 and were in compliance with all debt covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the three months ended September 30, 2013. During the second quarter of fiscal 2014, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed the American Taxpayer Relief Act of 2012, which implemented automatic spending cuts beginning March 1, 2013. Additionally, from October 1 to October 16, 2013, the U.S. federal government partially shut down and curtailed most routine operations during this period. These spending cuts as well as the shut down could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We have announced our intention to increase the use of third party contract manufacturers, service providers and/or product integrators over the next several months. We face a number of risks as a result of these relationships, including, among others:

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

Any or all of these risks could have a material adverse effect on our business. In the past we have successfully transitioned products or component supply from one supplier or manufacturing location to another without significant financial or operational impact, but there is no guarantee of our continued ability to do so.

If we do not successfully manage the changes that we have made and may continue to make to our infrastructure and management, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions and are increasing our reliance on certain third party business relationships. Our inability to successfully manage the changes that we implement, and detect and address issues as they arise could disrupt our business and adversely impact our results of operations and financial condition.

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

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities and manufacturing processes as well as the safety of our employees and the public. Current regulations in the U.S. and various international jurisdictions restrict the use of certain potentially hazardous materials used in electronic products and components, including lead and some flame retardants impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and require extensive investigation into and disclosure regarding certain minerals used in our supply chain. We anticipate that future regulations might further restrict allowable materials in our products, require the establishment of additional recycling or take back programs or require additional public disclosure of environmental impact information. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our manufacturing or personnel costs or product sales by requiring us to acquire costly equipment or materials, redesign production processes or to incur other significant expenses in adapting our manufacturing programs or waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to many laws and regulations, and violation of or changes in those requirements could materially and adversely affect our business.

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: November 12, 2013

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	November 15, 2010
10.1	Offer Letter, dated May 14, 2013, between Registrant and Mr. Jeffrey C. Smith.*	10-Q	001-13449	10.2	August 9, 2013
10.2	Offer Letter, dated August 7, 2013, between Registrant and Mr. Philip Black.*‡
10.3	Offer Letter, dated August 7, 2013, between Registrant and Louis DiNardo.*‡
10.4	Offer Letter, dated August 7, 2013, between Registrant and Gregg J. Powers.*‡
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.