Form 10-Q
period 2013-12-31
QUANTUM CORP /DE/
filed 2014-02-07
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 –––––––––––––––– Form 10-Q ––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of the close of business on January 31, 2014, there were 248,631,352 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$80,115	$68,976
Restricted cash	2,652	3,023
Accounts receivable, net of allowance for doubtful accounts of $61 and $62, respectively	105,121	97,546
Manufacturing inventories	43,621	53,075
Service parts inventories	27,743	35,368
Other current assets	11,063	11,831
Total current assets	270,315	269,819

Long-term assets:
Property and equipment, less accumulated depreciation	18,457	21,456
Intangible assets, less accumulated amortization	6,140	12,813
Goodwill	55,613	55,613
Other long-term assets	9,749	9,892
Total long-term assets	89,959	99,774
	$360,274	$369,593
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,994	$47,634
Accrued warranty	6,127	7,520
Deferred revenue, current	88,968	91,108
Accrued restructuring charges, current	3,554	3,021
Accrued compensation	29,338	30,964
Other accrued liabilities	13,580	14,503
Total current liabilities	180,561	194,750

Long-term liabilities:
Deferred revenue, long-term	39,350	38,393
Convertible subordinated debt	205,000	205,000
Other long-term liabilities	14,992	15,232
Total long-term liabilities	259,342	258,625

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 248,220 and 243,080 shares
issued and outstanding at December 31, 2013 and March 31, 2013, respectively	2,482	2,431
Capital in excess of par	438,452	427,611
Accumulated deficit	(526,998)	(520,016)
Accumulated other comprehensive income	6,435	6,192
Total stockholders’ deficit	(79,629)	(83,782)
	$360,274	$369,593

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Product revenue	$98,348	$112,490	$269,024	$306,316
Service revenue	36,926	35,340	109,612	107,138
Royalty revenue	10,656	11,538	46,693	34,081
Total revenue	145,930	159,368	425,329	447,535
Cost of product revenue	64,502	72,007	181,167	204,641
Cost of service revenue	19,706	19,360	56,053	59,896
Restructuring charges	288	—	377	—
Total cost of revenue	84,496	91,367	237,597	264,537
Gross margin	61,434	68,001	187,732	182,998
Operating expenses:
Research and development	16,010	18,615	49,063	56,639
Sales and marketing	29,424	33,588	89,577	102,473
General and administrative	14,279	14,851	43,789	46,910
Restructuring charges	1,758	6,602	4,525	6,602
Total operating expenses	61,471	73,656	186,954	212,624
Income (loss) from operations	(37)	(5,655)	778	(29,626)
Other income and expense	370	60	791	(388)
Interest expense	(2,440)	(2,230)	(7,319)	(5,896)
Loss before income taxes	(2,107)	(7,825)	(5,750)	(35,910)
Income tax provision	308	348	1,232	1,217
Net loss	$(2,415)	$(8,173)	$(6,982)	$(37,127)

Basic and diluted net loss per share:	$(0.01)	$(0.04)	$(0.03)	$(0.16)

Weighted average common and common equivalent shares:
Basic and diluted	248,135	240,786	246,183	239,099

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net loss	$(2,415)	$(8,173)	$(6,982)	$(37,127)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	59	150	454	7
Net unrealized gain (loss) on revaluation of long-
term intercompany balances	(49)	(76)	(211)	98
Total other comprehensive income	10	74	243	105
Total comprehensive loss	$(2,405)	$(8,099)	$(6,739)	$(37,022)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(6,982)	$(37,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,217	9,283
Amortization	7,898	12,013
Service parts lower of cost or market adjustment	8,715	7,026
Deferred income taxes	86	231
Share-based compensation	10,268	11,729
Changes in assets and liabilities:
Accounts receivable	(7,575)	(5,074)
Manufacturing inventories	5,372	1,502
Service parts inventories	2,993	2,857
Accounts payable	(8,672)	(9,748)
Accrued warranty	(1,393)	160
Deferred revenue	(1,182)	(4,650)
Accrued restructuring charges	309	3,184
Accrued compensation	(1,786)	(538)
Other assets and liabilities	(732)	1,020
Net cash provided by (used in) operating activities	15,536	(8,132)

Cash flows from investing activities:
Purchases of property and equipment	(5,026)	(9,389)
Decrease in restricted cash	517	691
Purchases of other investments	(534)	(2,169)
Return of principal from other investments	-	208
Net cash used in investing activities	(5,043)	(10,659)

Cash flows from financing activities:
Repayments of long-term debt	-	(49,495)
Borrowings of convertible subordinated debt, net	-	67,701
Payment of taxes due upon vesting of restricted stock	(1,807)	(1,926)
Proceeds from issuance of common stock	2,431	2,604
Net cash provided by financing activities	624	18,884

Effect of exchange rate changes on cash and cash equivalents	22	(14)

Net increase in cash and cash equivalents	11,139	79
Cash and cash equivalents at beginning of period	68,976	51,261
Cash and cash equivalents at end of period	$80,115	$51,340
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	514	460

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading expert in end-to-end scale-out storage and data protection, providing solutions for sharing, archiving and accessing digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, have trusted us to address their most demanding content workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM they have a comprehensive storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, offering indefinite retention and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In the Condensed Consolidated Statements of Cash Flows prior period income taxes payable has been reclassified into other assets and liabilities to conform to current period presentation. This reclassification had no impact on total assets, total liabilities, income (loss) from operations, net loss or net cash provided by (used in) operating activities. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2013 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2013 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.

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

During fiscal 2014, we also identified three balance sheet misclassifications between current and long-term related to certain prepaid expenses, restructuring accruals and straight-line rent balances. As of March 31, 2013, current assets were overstated by $0.4 million and current liabilities were overstated by $7.4 million for these items. As of March 31, 2012, current liabilities were overstated by $5.2 million for the straight-line rent item.

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

We evaluated these errors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 and determined that the errors were not material to our results of operations, financial position or cash flows in our previously issued financial statements, and therefore amendments of previously filed reports are not required. However, if the entire correction of the error had been recorded during the first quarter of fiscal 2014, the impact would have been significant to the Condensed Consolidated Statement of Operations for the quarter ended June 30, 2013. As a result, we have determined that it is appropriate to revise our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin No. 108 for the items discussed above. The revisions to correct these items in the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revisions had no net impact on our net income (loss) per diluted share for any prior period.

The foregoing revisions are not material to any prior period’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Stockholders’ Deficit and have no impact on the Consolidated Statement of Cash Flows. The impact of these revisions to our Consolidated Balance Sheets at March 31, 2013 and 2012; our Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011; and our Condensed Consolidated Statements of Operations for each quarter of fiscal 2013 and 2012 and the nine months ended December 31, 2013 and 2012 is summarized as follows (in thousands, except per share amounts):

Consolidated Balance Sheets

The As Reported column includes certain reclassifications to conform to the current presentation.

	As of March 31,
	2013		2012
	As Reported	As Revised	As Reported	As Revised
Accounts receivable	$99,093	$97,546	$110,840	$109,399
Other current assets	12,192	11,831	14,729	14,729
Total current assets	271,727	269,819	281,221	279,780
Other long-term assets	9,531	9,892	6,962	6,962
Total long-term assets	99,413	99,774	114,127	114,127
Total assets	371,140	369,593	395,348	393,907
Accrued restructuring charges, current	4,756	3,021	1,752	1,752
Accrued compensation	30,311	30,964	31,971	32,835
Other accrued liabilities	20,188	14,503	18,999	13,798
Total current liabilities	201,517	194,750	210,053	205,716
Other long-term liabilities	7,812	15,232	11,050	16,251
Total long-term liabilities	251,205	258,625	231,975	237,176
Accumulated deficit	(517,816)	(520,016)	(465,397)	(467,702)
Total stockholders’ deficit	(81,582)	(83,782)	(46,680)	(48,985)
Total liabilities and stockholders’ deficit	371,140	369,593	395,348	393,907

Consolidated Statements of Operations – Annual

	Fiscal Year Ended March 31,
	2013		2012		2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Product revenue	$399,043	$398,937	$451,340	$451,468	$456,903	$457,505
Royalty revenue	44,492	44,492	56,666	56,154	64,272	64,784
Total revenue	587,572	587,466	652,370	651,986	672,270	673,384
Cost of service revenue	79,647	79,604	88,459	88,466	94,311	94,311
Total cost of revenue	346,921	346,878	378,535	378,542	389,288	389,288
Gross margin	240,651	240,588	273,835	273,444	282,982	284,096
Sales and marketing expenses	137,041	136,873	130,938	131,239	122,768	122,767
Total operating expenses	283,351	283,183	270,143	270,444	258,278	258,277
Income (loss) from operations	(42,700)	(42,595)	5,192	4,500	24,704	25,819
Income (loss) before income taxes	(51,258)	(51,153)	(7,922)	(8,614)	4,554	5,669
Net income (loss)	(52,419)	(52,314)	(8,809)	(9,501)	4,541	5,656
Diluted net income (loss) per share	(0.22)	(0.22)	(0.04)	(0.04)	0.02	0.02

Consolidated Statements of Operations – Quarterly – Fiscal 2013

	Fiscal 2013
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$93,811	$93,785	$100,067	$100,041
Total revenue	140,879	140,853	147,340	147,314
Cost of service revenue	20,334	20,304	20,232	20,232
Total cost of revenue	85,084	85,054	88,116	88,116
Gross margin	55,795	55,799	59,224	59,198
Sales and marketing expenses	35,278	34,444	34,441	34,441
Total operating expenses	70,607	69,773	69,195	69,195
Loss from operations	(14,812)	(13,974)	(9,971)	(9,997)
Loss before income taxes	(16,999)	(16,161)	(11,898)	(11,924)
Net loss	(17,498)	(16,660)	(12,268)	(12,294)
Diluted net loss per share	(0.07)	(0.07)	(0.05)	(0.05)

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$112,517	$112,490	$92,648	$92,621
Total revenue	159,395	159,368	139,958	139,931
Cost of service revenue	19,360	19,360	19,721	19,708
Total cost of revenue	91,367	91,367	82,354	82,341
Gross margin	68,028	68,001	57,604	57,590
Sales and marketing expenses	33,588	33,588	33,734	34,400
Total operating expenses	73,656	73,656	69,893	70,559
Loss from operations	(5,628)	(5,655)	(12,289)	(12,969)
Loss before income taxes	(7,798)	(7,825)	(14,563)	(15,243)
Net loss	(8,146)	(8,173)	(14,507)	(15,187)
Diluted net loss per share	(0.04)	(0.04)	(0.06)	(0.06)

	Nine Months Ended
	December 31, 2012
	As Reported	As Revised
Product revenue	$306,395	$306,316
Total revenue	447,614	447,535
Cost of service revenue	59,926	59,896
Total cost of revenue	264,567	264,537
Gross margin	183,047	182,998
Sales and marketing expenses	103,307	102,473
Total operating expenses	213,458	212,624
Loss from operations	(30,411)	(29,626)
Loss before income taxes	(36,695)	(35,910)
Net loss	(37,912)	(37,127)
Diluted net loss per share	(0.16)	(0.16)

Consolidated Statements of Operations – Quarterly – Fiscal 2012

	Fiscal 2012
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$102,268	$102,300	$115,126	$115,158
Royalty revenue	14,571	14,059	14,015	14,015
Total revenue	153,535	153,055	165,039	165,071
Cost of service revenue	22,066	22,064	21,129	21,132
Total cost of revenue	90,273	90,271	93,428	93,431
Gross margin	63,262	62,784	71,611	71,640
Sales and marketing expenses	30,525	30,263	31,115	31,171
Total operating expenses	64,943	64,681	66,211	66,267
Income (loss) from operations	(1,681)	(1,897)	6,900	6,873
Income (loss) before income taxes	(4,588)	(4,804)	3,866	3,839
Net income (loss)	(5,226)	(5,442)	3,561	3,534
Diluted net income (loss) per share	(0.02)	(0.02)	0.01	0.01

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$124,081	$124,113	$109,865	$109,897
Royalty revenue	14,049	14,049	14,031	14,031
Total revenue	173,492	173,524	160,304	160,336
Cost of service revenue	22,537	22,548	22,727	22,722
Total cost of revenue	99,775	99,786	95,059	95,054
Gross margin	73,717	73,738	65,245	65,282
Sales and marketing expenses	33,350	33,736	35,948	36,069
Total operating expenses	66,738	67,124	72,251	72,372
Income (loss) from operations	6,979	6,614	(7,006)	(7,090)
Income (loss) before income taxes	4,387	4,022	(11,587)	(11,671)
Net income (loss)	3,914	3,549	(11,058)	(11,142)
Diluted net income (loss) per share	0.02	0.02	(0.05)	(0.05)

	Nine Months Ended
	December 31, 2011
	As Reported	As Revised
Product revenue	$341,475	$341,571
Royalty revenue	42,635	42,123
Total revenue	492,066	491,650
Cost of service revenue	65,732	65,744
Total cost of revenue	283,476	283,488
Gross margin	208,590	208,162
Sales and marketing expenses	94,990	95,170
Total operating expenses	197,892	198,072
Income from operations	12,198	11,590
Income before income taxes	3,665	3,057
Net income	2,249	1,641
Diluted net income per share	0.01	0.01

These revisions impacted our Condensed Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Deficit for each period by an amount equal to the impact to net income (loss) for the applicable period.

NOTE 3: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	December 31, 2013	March 31, 2013
Money market funds	$72,327	$60,496

We did not record impairments to any non-financial assets in the third quarter and first nine months of fiscal 2014 or 2013. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We had $205.0 million in convertible subordinated debt at December 31, 2013, and the estimated fair value of our convertible subordinated debt was approximately $200.2 million, based on quoted market prices in less active markets (level 2 fair value measurements).

NOTE 4: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	December 31, 2013	March 31, 2013
Manufacturing inventories:
Finished goods	$22,002	$19,480
Work in process	1,611	8,633
Materials and purchased parts	20,008	24,962
	$43,621	$53,075

	As of
	December 31, 2013	March 31, 2013
Service parts inventories:
Finished goods	$18,331	$19,750
Component parts	9,412	15,618
	$27,743	$35,368

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the third quarter or first nine months of fiscal 2014 and 2013. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	December 31, 2013			March 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$180,613	$(179,272)	$1,341	$180,613	$(178,168)	$2,445
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	105,719	(101,078)	4,641	105,719	(95,509)	10,210
In-process research and development	158	—	158	158	—	158
	$290,390	$(284,250)	$6,140	$290,390	$(277,577)	$12,813

Total intangible amortization expense was $2.2 million and $6.7 million for the three and nine months ended December 31, 2013, respectively, and was $2.8 million and $11.1 million for the three and nine months ended December 31, 2012, respectively.

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the third quarter or first nine months of fiscal 2014. The following table provides a summary of the goodwill balance at both December 31, 2013 and March 31, 2013 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Beginning balance	$6,489	$7,904	$7,520	$7,586
Additional warranties issued	2,018	2,037	5,947	7,240
Adjustments for warranties issued in prior fiscal years	82	364	—	954
Settlements	(2,462)	(2,559)	(7,340)	(8,034)
Ending balance	$6,127	$7,746	$6,127	$7,746

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

NOTE 7: RESTRUCTURING CHARGES

In the third quarter of fiscal 2014, restructuring charges were primarily the result of right-sizing our workforce with our continuing operations plans and for the first nine months of fiscal 2014 restructuring charges were largely due to strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities. In the third quarter and first nine months of fiscal 2013, restructuring charges were primarily due to severance charges for various positions eliminated worldwide across most functions of the business to align spending with revenue expectations. The types of restructuring expense for the three and nine months ended December 31, 2013 and December 31, 2012 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
By expense type
Severance and benefits	$1,645	$6,363	$4,236	$6,363
Facilities	41	239	129	239
Other	360	—	537	—
Total	$2,046	$6,602	$4,902	$6,602

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2013
	Severance and Benefits	Facilities	Other	Total
Balance as of September 30, 2013	$3,125	$1,896	$87	$5,108
Restructuring charges	1,834	41	360	2,235
Restructuring charges reversal	(189)	—	—	(189)
Cash payments	(1,659)	(130)	(307)	(2,096)
Balance as of December 31, 2013	$3,111	$1,807	$140	$5,058

	Nine Months Ended December 31, 2013
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2013	$2,711	$2,045	$—	$4,756
Restructuring charges	5,373	129	537	6,039
Restructuring charges reversal	(1,137)	—	—	(1,137)
Cash payments	(3,836)	(367)	(397)	(4,600)
Balance as of December 31, 2013	$3,111	$1,807	$140	$5,058

	As of December 31, 2013
	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Next twelve months	$3,111	$303	$140	$3,554
January 2015 through February 2021	—	1,504	—	1,504
	$3,111	$1,807	$140	$5,058

The $1.8 million of severance and benefit restructuring costs for the three months ended December 31, 2013 was primarily due to right-sizing our workforce with our continuing operations plans, and the $5.4 million severance and benefit restructuring costs for the nine months ended December 31, 2013 was primarily the result of deciding to outsource our manufacturing operations and further consolidate production and service activities. The restructuring charge reversal was primarily due to actual costs being lower than estimated, followed by employees transferring from eliminated positions to fill other staffing needs during the third quarter and first nine months of fiscal 2014. Other restructuring expenses were comprised of incremental retention bonuses for certain key employees whose positions are being eliminated, freight charges and travel costs incurred as a result of these restructuring actions.

We anticipate the majority of the $3.1 million and $0.1 million severance and benefits and other restructuring accruals, respectively, will be paid by the end of fiscal 2014. Facility restructuring accruals will be paid in accordance with the respective facility lease terms. The $1.5 million of lease payments scheduled to occur between January 2015 and February 2021 is included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Share-based compensation:
Cost of revenue	$509	$626	$1,560	$1,839
Research and development	862	925	2,638	2,772
Sales and marketing	994	1,273	3,148	3,603
General and administrative	1,056	892	2,922	3,515
	$3,421	$3,716	$10,268	$11,729

Share-based compensation by type of award:
Stock options	$207	$239	$647	$1,445
Restricted stock	2,923	2,986	8,629	8,767
Stock purchase plan	291	491	992	1,517
	$3,421	$3,716	$10,268	$11,729

Stock Options

No stock options were granted during the third quarter or first nine months of fiscal 2014 or 2013. The Black-Scholes option pricing model is used to estimate the fair value of stock options.

Restricted Stock

The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2014 were $1.25 and $1.40, respectively. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2013 were $1.44 and $1.99, respectively

During the third quarter of fiscal 2014, we granted 0.2 million RSUs with performance conditions (“performance RSUs”) and the fair value of the performance RSUs at the grant date was $0.2 million. Performance RSUs will become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2014. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of December 31, 2013, no share-based compensation expense was recognized for the performance RSUs.

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

Stock Purchase Plan

Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2014 and fiscal 2013, respectively, was estimated at the date of the grant. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine months ended December 31, 2013 and 2012 are as follows:

	Nine Months Ended
	December 31, 2013	December 31, 2012
Option life (in years)	0.5	0.5
Risk-free interest rate	0.07%	0.15%
Stock price volatility	47.65%	74.81%
Weighted-average grant date fair value	$0.47	$0.51

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	16,050	$2.14
Exercised	(535)	0.99
Forfeited	(1,108)	2.20
Expired	(3,011)	2.07
Outstanding as of December 31, 2013	11,396	$2.21	1.66	$1,031
Vested and expected to vest at December 31, 2013	11,369	$2.20	1.66	$1,031
Exercisable as of December 31, 2013	10,944	$2.19	1.56	$1,027

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2013	9,887	$2.43
Granted	7,751	1.40
Vested	(4,241)	2.40
Forfeited	(1,041)	2.06
Nonvested at December 31, 2013	12,356	$1.83

NOTE 9: INCOME TAXES

Income tax provisions for the third quarter and first nine months of fiscal 2014 were $0.3 million and $1.2 million, respectively, and were $0.3 million and $1.2 million for the third quarter and first nine months of fiscal 2013, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes.

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

NOTE 10: NET LOSS PER SHARE

The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net loss	$(2,415)	$(8,173)	$(6,982)	$(37,127)
Weighted average basic and diluted shares	248,135	240,786	246,183	239,099
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.16)

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For all periods presented, 31.2 million weighted equivalent shares of 3.50% convertible subordinated notes were excluded. For the third quarter and first nine months of fiscal 2014, 42.5 million weighted equivalent shares of 4.50% convertible subordinated notes were excluded. For the third quarter and first nine months of fiscal 2013, 28.5 million and 9.4 million weighted equivalent shares of 4.50% convertible subordinated notes were excluded.
  For the third quarter and first nine months of fiscal 2014, options to purchase 11.5 million and 13.8 million weighted average shares, respectively, were excluded. For the third quarter and first nine months of fiscal 2013, options to purchase 16.4 million and 17.7 million weighted average shares, respectively, were excluded.
  Unvested RSUs of 11.5 million and 10.7 million weighted average shares for the third quarter and first nine months of fiscal 2014, respectively, were excluded. Unvested RSUs of 10.7 million and 10.1 million weighted average shares for the third quarter and first nine months of fiscal 2013, respectively, were excluded.

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

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a is a leading expert in end-to-end scale-out storage and data protection, providing solutions for sharing, archiving and accessing digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, have trusted us to address their most demanding content workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM they have a comprehensive storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, offering indefinite retention and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

We believe our combination of expertise, innovation and platform independence enables us to solve data protection and scale-out storage issues more easily, cost-effectively and securely. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our data protection solutions include DXi® deduplication systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost and our vmPROTM virtual server backup and disaster recovery offerings that protect virtual environments while minimizing the impact to servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. Our StorNext® file system and archive solutions and LattusTM object storage systems are designed to provide the extreme performance, scalability and durability for managing, protecting and repurposing large content workflows. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goals for fiscal 2014 were to continue to capitalize on market opportunities to balance the cash flow and operating profit against revenue growth associated with potential opportunities and go-to-market strategies, with an emphasis on delivering results that we expect to be more predictable and controllable. In some cases, as was the case in the second and third quarters of fiscal 2014, this means we may generate lower overall revenue but more cash flow and profit in order to provide greater operating leverage for future revenue increases. Our revenue growth strategy is focused on leveraging our StorNext and Lattus solutions to drive deeper into rich media and other vertical markets and extend their reach into the data center and the cloud in addition to expanding relationships with our partners and gaining additional access to end users through existing and new channel partners. We continue our efforts to further leverage our tape automation and DXi expertise, our installed product base and our broad data protection product portfolio in order to gain market share in the data center. We believe the increased revenue in the third quarter of fiscal 2014 compared to the second quarter of fiscal 2014 reflects the market demand for our products and the positive changes we have made in our sales model during fiscal 2014, including improved sales execution and efficiency.

We planned to further expand and improve our product and solution offerings in fiscal 2014, with emphasis on software solutions, branded disk systems, next generation object storage, virtual offerings and cloud solutions. During the third quarter of fiscal 2014 StorNext 5 software became generally available and we expanded our strategic partnerships to combine our Lattus software with a partner’s software to create an archiving solution that reduces the burden of unstructured data growth on primary storage. We introduced a new program enabling managed service providers and VARs to expand their businesses with a cloud backup service powered by our DXi appliances and vmPRO backup software that has capacity-based subscription pricing. In addition, we received industry recognition during the quarter with an award for our channel sales program and with award nominations for our Lattus and StorNext products.

We began implementing a series of steps in the third quarter of fiscal 2013 to reduce our cost structure to adjust to the changing storage environment. During the third quarter of fiscal 2014, we completed the majority of our manufacturing outsource transition to transfer production of our products to contract manufacturers. The transition began in the first quarter of fiscal 2014 and we expect to complete it in the fourth quarter of fiscal 2014. We will continue to source and supply components for certain of our products in accordance with the agreements with our contract manufacturer partners. As a result of this transition, our manufacturing facilities are expected to be vacated and we expect to incur facility restructuring charges for remaining lease payments which continue through February 2021. Facility restructuring charges will be recognized when we fully vacate the various locations and may occur in the fourth quarter of fiscal 2014, the first quarter of fiscal 2015 or a portion in each period.

Results

We had total revenue of $145.9 million in the third quarter of fiscal 2014, an 8% decrease from the third quarter of fiscal 2013, primarily due to decreased tape automation systems revenue and a decline in disk systems sales, largely as a result of the changing storage environment. We saw a significant decrease in demand for data protection products during the first half of fiscal 2013 and adjusted our sales model to align with this change, reducing sales resources and territories. With the decreased investment in our sales resources and territories, we expected lower revenue than a year ago. Partially offsetting these revenue decreases was increased branded revenue from our StorNext product family, which nearly doubled from the third quarter of fiscal 2013.

However, total revenue in the third quarter of fiscal 2014 increased 11% from the second quarter of fiscal 2014 largely due to increased sales of branded tape automation systems and DXi disk systems sales in addition to StorNext appliances. Revenue for the quarter approximated expectations in each major geography of North America, Europe and Asia. In Europe, revenue from branded tape automation systems and DXi disk systems increased sequentially largely due to increased large orders, or orders greater than $200,000, and an improved business climate. Our commercial business in North America improved sequentially across our major product lines, notably our branded tape automation systems sales.

Our gross margin percentage decreased 60 basis points from the third quarter of fiscal 2013 to 42.1% primarily due to the 8%, or $13.4 million, decrease in revenue and was partially offset by decreased costs as a result of cost reduction actions implemented over the past year. Operating expenses decreased $12.2 million, or 17% from the third quarter of fiscal 2013, primarily from cost controls and spending reductions that we began implementing in the third quarter of fiscal 2013. The largest spending decrease compared to the third quarter of fiscal 2013 was for compensation and benefits, including severance, as a result of reduced staffing to right-size our workforce in order to align spending with revenue expectations and to outsource our manufacturing operations. Despite the 8% decrease in revenue, we improved the loss from operations from a $5.7 million loss in the third quarter of fiscal 2013 to breakeven in the current quarter. We believe these improved operating results demonstrate the progress we have made implementing our business model to better align spending and revenue, improve sales execution and efficiency and to increase our operational flexibility.

Interest expense increased 9% to $2.4 million primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. We generated $15.5 million of cash from operating activities in the first nine months of fiscal 2014 compared to a net use of cash from operating activities of $8.1 million in the first nine months of fiscal 2013. We ended the quarter with $80.1 million in cash and cash equivalents, the highest quarter end balance in the past three years.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Product revenue	$98,348	67.4%	$112,490	70.6%	$(14,142)	(12.6)%
Service revenue	36,926	25.3%	35,340	22.2%	1,586	4.5%
Royalty revenue	10,656	7.3%	11,538	7.2%	(882)	(7.6)%
Total revenue	$145,930	100.0%	$159,368	100.0%	$(13,438)	(8.4)%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Product revenue	$269,024	63.2%	$306,316	68.4%	$(37,292)	(12.2)%
Service revenue	109,612	25.8%	107,138	23.9%	2,474	2.3%
Royalty revenue	46,693	11.0%	34,081	7.7%	12,612	37.0%
Total revenue	$425,329	100.0%	$447,535	100.0%	$(22,206)	(5.0)%

Total revenue decreased in the third quarter of fiscal 2014 primarily due to decreased tape automation systems revenue and disk systems revenue, partially offset by increased revenue from StorNext software and related appliances. As noted above, we believe this is due to the changing storage environment including reduced demand for data protection products and increased market demand for scale-out storage and archive solutions in addition to our actions related to reducing our investments in sales while improving our sales model. For the first nine months of fiscal 2014, total revenue decreased due to the changing storage environment as well as from lower revenue in Europe and decreased sales to the U.S. federal government, particularly in the second quarter of fiscal 2014, partially offset by a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014. We believe decreased sales in Europe were largely due to economic uncertainty and its impact on the European business climate. We believe sales to the U.S. federal government were negatively impacted in the second and third quarters of fiscal 2014 by the U.S. federal government shut down, causing delays and cancelations of orders.

Revenue from branded data protection products and services decreased $12.1 million, or 11%, from the third quarter of fiscal 2013 and decreased $32.1 million, or 11%, from the first nine months of fiscal 2013, largely due to a decrease in disk systems revenue followed by a tape automation systems revenue decrease. Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded scale-out storage and archive products and services increased $2.7 million, or 22% from the third quarter of fiscal 2013 and increased 13% from the first nine months of fiscal 2013 largely due to increased sales of our Q-Series and StorNext appliance offerings. Scale-out storage and archive products include StorNext software, StorNext and Q-Series appliances and Lattus object storage solutions. OEM product and service revenue decreased $3.2 million and $8.0 million from the third quarter and first nine months of fiscal 2013, respectively. Royalty revenue decreased $0.9 million from the third quarter of fiscal 2013 and increased $12.6 million from the first nine months of fiscal 2013.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $14.1 million and $37.3 million in the third quarter and first nine months of fiscal 2014, respectively, compared to the prior year periods due to the business reasons noted above. The decrease from the third quarter and first nine months of fiscal 2013 was largely due to decreased revenue from sales of enterprise tape automation systems and enterprise and midrange disk systems. Revenue from sales of branded products decreased 12% from both the third quarter and first nine months of fiscal 2013, and sales of products to our OEM customers decreased 13% and 11%, respectively, in the third quarter and first nine months of fiscal 2014 compared to the prior year periods.

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Disk systems and software solutions	$29,028	19.9%	$33,768	21.2%	$(4,740)	(14.0)%
Tape automation systems	52,053	35.7%	60,967	38.3%	(8,914)	(14.6)%
Devices and media	17,267	11.8%	17,755	11.1%	(488)	(2.7)%
Product revenue	$98,348	67.4%	$112,490	70.6%	$(14,142)	(12.6)%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Disk systems and software solutions	$78,657	18.5%	$94,178	21.0%	$(15,521)	(16.5)%
Tape automation systems	138,288	32.5%	160,259	35.8%	(21,971)	(13.7)%
Devices and media	52,079	12.2%	51,879	11.6%	200	0.4%
Product revenue	$269,024	63.2%	$306,316	68.4%	$(37,292)	(12.2)%

Our disk systems and software solutions revenue decreased 14% and 16%, respectively, from the third quarter and first nine months of fiscal 2013. The decrease in the third quarter of fiscal 2014 was primarily due to decreased sales of midrange systems followed by enterprise disk systems. For the first nine months of fiscal 2014, the decrease was primarily due to decreased sales of enterprise disk systems worldwide. We had fewer large orders, or orders over $200,000, in the third quarter and first nine months of fiscal 2014 which negatively impacted enterprise and midrange disk systems revenue. Partially offsetting this decrease was increased revenue from certain of our scale-out storage offerings, notably our Q-Series server-based appliances and StorNext archive enabled libraries compared to the third quarter and first nine months of fiscal 2013. We had record quarterly revenue from our StorNext appliances in the third quarter of fiscal 2014, in large part due to increased sales in North America.

The decrease in tape automation systems revenue in the third quarter and first nine months of fiscal 2014 compared to the prior year periods was primarily due to decreased branded enterprise tape automation system sales as a result of a decline in large orders, especially in the commercial market in North America. Sales of branded tape automation systems decreased more than revenue from OEM product sales in both the third quarter and first nine months of fiscal 2014 from the prior year periods. As noted above, the largest branded revenue decrease was in enterprise products. This was followed by midrange then entry level product revenue decreases compared to the third quarter and first nine months of fiscal 2013. However, branded midrange tape automation sales were slightly above our expectations in the third quarter and first nine months of fiscal 2014. For the third quarter and first nine months of fiscal 2014, OEM tape automation revenue decreased from the prior year periods primarily due to reduced midrange tape automation sales.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased $0.5 million from the third quarter of fiscal 2013 primarily due to decreased media sales. For the first nine months of fiscal 2014, devices and media increased slightly, primarily due to increased revenue from devices compared to the first nine months of fiscal 2013.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts and product repairs. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased 4% and 2%, respectively, from the third quarter and first nine months of fiscal 2013 primarily due to increased revenue from branded service contracts associated with our StorNext appliances and our data protection products, partially offset by lower revenue from a decreased volume of OEM product repair services.

Royalty Revenue

Tape media royalties decreased 8% from the third quarter of fiscal 2013 primarily due to expected decreases of media unit sales sold by media licensees. For the first nine months of fiscal 2014, royalty revenue increased 37% primarily due to the receipt of a one-time cash payment of $15 million from Microsoft Corporation pursuant to an intellectual property agreement entered into in May which was partially offset by expected sales decreases of media sold by media licensees.

Gross Margin

	Three Months Ended
(In thousands)	December 31, 2013		Gross margin %	December 31, 2012	Gross margin %	Change	Basis point change
Product gross margin	$33,846		34.4%	$40,483	36.0%	$(6,637)	(160)
Service gross margin	17,220		46.6%	15,980	45.2%	1,240	140
Royalty gross margin	10,656		100.0%	11,538	100.0%	(882)	—
Gross margin	$61,434	*	42.1%*	$68,001	42.7%	$(6,567)	(60)

	Nine Months Ended
	December 31, 2013		Gross margin %	December 31, 2012	Gross margin %	Change	Basis point change
Product gross margin	$87,857		32.7%	$101,675	33.2%	$(13,818)	(50)
Service gross margin	53,559		48.9%	47,242	44.1%	6,317	480
Royalty gross margin	46,693		100.0%	34,081	100.0%	12,612	—
Gross margin	$187,732	*	44.1%*	$182,998	40.9%	$4,734	320

* The third quarter and first nine months of fiscal 2014 includes $0.3 million and $0.4 million of restructuring charges related to cost of revenue, respectively.

Approximately half of the 60 basis point decrease in gross margin percentage compared to the third quarter of fiscal 2013 was due to the reduced royalty revenue while the other half was due to decreased product revenue partially offset by improvements in our service delivery model. For the first nine months of fiscal 2014, approximately half of the 320 basis point increase in gross margin percentage compared to the prior year period was due to the $12.6 million net increase in royalty revenue and the other half was attributable to the improvements in our service delivery model.

Product Margin

Product gross margin dollars decreased $6.6 million, or 16%, compared to the third quarter of fiscal 2013, and our product gross margin rate decreased 160 basis points. For the first nine months of fiscal 2014, product gross margin decreased $13.8 million, or 14%, and our product gross margin rate decreased 50 basis points from the first nine months of fiscal 2013. The decreased product revenue was partially offset in the third quarter and first nine months of fiscal 2014 by decreased costs as a result of several items. Product material costs decreased the most, commensurate with the decrease in product revenue, followed by reduced expenses as a result of cost reduction initiatives that began in the second half of fiscal 2013 and lower intangible amortization from certain intangible assets becoming fully amortized in fiscal 2013. The most significant decreased cost as a result of cost reduction initiatives was compensation and benefits expense from reduced staffing levels.

Service Margin

Service gross margin dollars increased $1.2 million, or 8%, compared to the third quarter of fiscal 2013, and service gross margin percentage increased 140 basis points on a modest increase in service revenue. For the first nine months of fiscal 2014 service gross margin dollars increased $6.3 million, or 13%, and service gross margin percentage increased 480 basis points on a slight increase in service revenue compared to the first nine months of fiscal 2013. These increases in service gross margin rate were primarily due to reduced compensation and benefits from lower staffing levels as a result of implementing improvements in our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Research and development	$16,010	11.0%	$18,615	11.7%	$(2,605)	(14.0)%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Research and development	$49,063	11.5%	$56,639	12.7%	$(7,576)	(13.4)%

The decrease in research and development expenses compared to the third quarter and first nine months of fiscal 2013 was primarily due to cost controls that resulted in a $1.7 million and $4.7 million decrease, respectively, in compensation and benefits from reduced staffing levels. In addition, we had decreases of $0.6 million and $1.6 million, respectively, in external service provider expense. For the third quarter of fiscal 2014 we also had a $0.4 million decrease in depreciation expense due to equipment becoming fully depreciated. During the first nine months of fiscal 2014 project material expense decreased $0.7 million due to the nature of projects under development and specific development activities in the prior year periods that were not repeated at the same levels this year to date.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Sales and marketing	$29,424	20.2%	$33,588	21.1%	$(4,164)	(12.4)%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Sales and marketing	$89,577	21.1%	$102,473	22.9%	$(12,896)	(12.6)%

The decrease in sales and marketing expense for the third quarter and first nine months of fiscal 2014 was primarily due to cost reduction initiatives that resulted in decreases of $3.9 million and $8.3 million, respectively, in compensation and benefits, including commissions, from decreased staffing levels and reduced revenue compared to the third quarter and first nine months of fiscal 2013. We had a $2.1 million decrease in intangible amortization in the first nine months of fiscal 2014 compared to the prior year due to certain intangibles becoming fully amortized in the first half of fiscal 2013. Other decreases from cost reduction initiatives included declines of $0.4 million and $1.4 million, respectively, in travel expenses compared to the third quarter and first nine months of fiscal 2013 and a $0.7 million decrease in recruiting expenses compared to the first nine months of fiscal 2013.

General and Administrative Expenses

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
General and administrative	$14,279	9.8%	$14,851	9.3%	$(572)	(3.9)%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
General and administrative	$43,789	10.3%	$46,910	10.5%	$(3,121)	(6.7)%

The decrease in general and administrative expense from the third quarter of fiscal 2013 was primarily due to a $0.5 million refund received related to prior IT claims as part of an antitrust settlement. For the first nine months of fiscal 2014, the decrease in general and administrative expense from the first nine months of fiscal 2013 was primarily due to a $1.5 million decrease in compensation and benefits, largely as a result of decreased staffing as well as reduced stock compensation expense due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013. Cost reduction initiatives also resulted in decreases of $0.6 million in facility expenses from lower lease renewal rates and consolidating facilities during fiscal 2013, $0.4 million in expensed equipment and $0.4 million in external service providers in addition to the $0.5 million refund of prior IT claims. These were partially offset by a $0.6 million increase in legal expenses largely due to the CTS and Overland lawsuits disclosed in Note 11, “Legal Proceedings.”

Restructuring Charges

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$288	0.2%	$—	—%	$288	n/a
Restructuring charges in operating expenses	1,758	1.2%	6,602	4.1%	(4,844)	(73.4)%
Total restructuring charges	$2,046	1.4%	$6,602	4.1%	$(4,556)	(69.0)%

	Nine Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$377	0.1%	$—	—%	$377	n/a
Restructuring charges in operating expenses	4,525	1.1%	6,602	1.5%	(2,077)	(31.5)%
Total restructuring charges	$4,902	1.2%	$6,602	1.5%	$(1,700)	(25.7)%

The $4.6 million and $1.7 million decrease in total restructuring charges compared to the third quarter and first nine months of fiscal 2013, respectively, was due to a larger restructuring action in the third quarter of fiscal 2013 to align spending with revenue expectations, eliminating positions in both the U.S. and internationally across most functions of the business. Restructuring charges were primarily comprised of severance and benefits for eliminated positions. For further information regarding restructuring charges, refer to Note 7 “Restructuring Charges.”

Other Income and Expense

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Other income and (expense)	$370	0.3%	$60	0.0%	$310	516.7%

	Nine Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Other income and (expense)	$791	0.2%	$(388)	0.1%	$1,179	303.9%

Other income in the first nine months of fiscal 2014 was primarily due to net foreign exchange gains compared to other expense in the first nine months of fiscal 2013 largely due to net foreign exchange losses. Foreign exchange gains in the first nine months of fiscal 2014 were primarily due to the U.S. dollar strengthening against the Australian dollar, and foreign exchange losses in the first nine months of fiscal 2013 were primarily due to the U.S. dollar strengthening against the euro.

Interest Expense

	Three Months Ended
(In thousands)	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Interest expense	$2,440	1.7%	$2,230	1.4%	$210	9.4%

	Nine Months Ended
	December 31, 2013	% of revenue	December 31, 2012	% of revenue	Change	% Change
Interest expense	$7,319	1.7%	$5,896	1.3%	$1,423	24.1%

Interest expense increased compared to the first nine months of fiscal 2013 due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. These convertible subordinated notes have a higher interest rate and a larger principal balance.

Income Taxes

	Three Months Ended
(In thousands)	December 31, 2013	% of pre-tax loss	December 31, 2012	% of pre-tax loss	Change	% Change
Income tax provision	$308	(14.6)%	$348	(4.4)%	$(40)	(11.5)%

	Nine Months Ended
	December 31, 2013	% of pre-tax loss	December 31, 2012	% of pre-tax loss	Change	% Change
Income tax provision	$1,232	(21.4)%	$1,217	(3.4)%	$15	1.2%

The income tax provision for the third quarter and first nine months of fiscal 2014 and 2013 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012	Change	% Change
Cost of revenue	$368	$911	$(543)	(59.6)%
Sales and marketing	1,856	1,856	—	—
	$2,224	$2,767	$(543)	(19.6)%

	Nine Months Ended
	December 31, 2013	December 31, 2012	Change	% Change
Cost of revenue	$1,104	$3,407	$(2,303)	(67.6)%
Sales and marketing	5,569	7,668	(2,099)	(27.4)%
	$6,673	$11,075	$(4,402)	(39.7)%

The decrease in intangible amortization expense in the third quarter and first nine months of fiscal 2014 compared to the third quarter and first nine months of fiscal 2013 was primarily due to certain intangibles becoming fully amortized during fiscal 2013. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012	Change	% Change
Cost of revenue	$509	$626	$(117)	(18.7)%
Research and development	862	925	(63)	(6.8)%
Sales and marketing	994	1,273	(279)	(21.9)%
General and administrative	1,056	892	164	18.4%
	$3,421	$3,716	$(295)	(7.9)%

	Nine Months Ended
	December 31, 2013	December 31, 2012	Change	% Change
Cost of revenue	$1,560	$1,839	$(279)	(15.2)%
Research and development	2,638	2,772	(134)	(4.8)%
Sales and marketing	3,148	3,603	(455)	(12.6)%
General and administrative	2,922	3,515	(593)	(16.9)%
	$10,268	$11,729	$(1,461)	(12.5)%

The decrease in share-based compensation expense in the third quarter of fiscal 2014 compared to the prior year period was primarily due to decreased employee stock purchase plan expense as a result of decreased headcount. For the first nine months of fiscal 2014, the decrease in share-based compensation expense was primarily due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013 that was not repeated. Decreased employee stock purchase plan expense as a result of reduced headcount also contributed to the decrease for the first nine months of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine months Ended
	December 31, 2013	December 31, 2012
Net loss	$(6,982)	$(37,127)

Net cash provided by (used in) operating activities	15,536	(8,132)
Net cash used in investing activities	(5,043)	(10,659)
Net cash provided by financing activities	624	18,884

Nine Months Ended December 31, 2013

The $22.5 million difference between reported net loss and net cash provided by operating activities during the nine months ended December 31, 2013 was primarily due to $35.2 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization. These were partially offset by cash uses from an $8.7 million decrease in accounts payable and a $7.6 million increase in accounts receivable. Accounts payable decreased primarily due to reduced purchases and accounts receivable increased primarily due to increased sales in the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Cash used in investing activities for the nine months ended December 31, 2013 was primarily due to $5.0 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment to support product development activities, IT equipment and software, largely related to an ERP system upgrade, leasehold improvements in locations we started leasing in the second quarter of fiscal 2014 and permanent demo units.

Cash provided by financing activities during the first nine months of fiscal 2014 was primarily due to $2.4 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, largely offset by $1.8 million paid for taxes due upon vesting of restricted stock.

Nine Months Ended December 31, 2012

The $29.0 million difference between reported net loss and cash used in operating activities during the nine months ended December 31, 2012 was primarily due to $40.3 million in non-cash items, the largest of which were amortization, depreciation, share-based compensation and service parts lower of cost or market adjustment. This was partially offset by a $9.7 million decrease in accounts payable primarily due to decreased purchases and the timing of payments.

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

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we anticipate facility restructuring charges in the fourth quarter of fiscal 2014 or the first quarter of fiscal 2015 or a portion in each period, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through February 2021. As a result, the facility restructuring is not expected to change our cash requirements. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

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

Under the WF credit agreement, we have the ability to borrow the lesser of $55 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017, or on August 16, 2015 if our 3.50% notes remain outstanding on that date. We had no outstanding borrowings on the revolving credit line as of December 31, 2013 and were in compliance with all debt covenants.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We have taken many actions in recent years to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage and archive markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the three months ended December 31, 2013. During the third quarter of fiscal 2014, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

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

A portion of our sales are to various agencies and departments of the U.S. federal government. The U.S. Congress passed the American Taxpayer Relief Act of 2012, which implemented automatic spending cuts beginning March 1, 2013. Additionally, from October 1 to October 16, 2013, the U.S. federal government partially shut down and curtailed most routine operations during this period. These spending cuts as well as the shutdown could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

Competition may intensify in the scale-out storage and archive market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Competition in the scale-out storage and archive market is characterized by technological innovation and advancement, including performance and scale features, and our competitors are aggressively trying to advance and develop new technologies and solutions. We face the risk that customers could choose competitor solutions over ours due to these features and technologies. As a result of competition and new technology standards, our sales from software solutions and appliances could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Economic or other business factors may lead us to write down the carrying amount of our goodwill or long-lived assets, such as a goodwill impairment charge in fiscal 2009, which could have a material and adverse effect on our results of operations.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce most of our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore and Thailand. Because of these operations, we are subject to a number of risks including:

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

  Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;
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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, contract manufacturers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information.

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

Although we use third parties to manufacture most of our products, in some cases we may retain the responsibility to purchase component inventory to support third party manufacturing activities, which presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we may place orders with or pay certain suppliers for components in advance of receipt of customer orders. We may occasionally enter into negotiated orders with vendors early in the manufacturing process of our products to ensure that we have sufficient components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components can be complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we may make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. These same risks exist with our third party contract manufacturing partners. Our business and operating results could be materially and adversely affected if we incur increased costs, or are unable to fulfill customer orders.

A majority of our manufacturing, component production and service repair are outsourced to third party contract manufacturers, component suppliers and service providers. If we cannot obtain products, parts and services from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition and results of operations.

Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We have increased the use of third party contract manufacturers, service providers and/or product integrators. We face a number of risks as a result of these relationships, including, among others:

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

Our design processes are subject to safety and environmental regulations which could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities as well as the safety of our employees and the public. Current regulations in the U.S. and various international jurisdictions restrict the use of certain potentially hazardous materials used in electronic products and components, including lead and some flame retardants impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and require extensive investigation into and disclosure regarding certain minerals used in our supply chain. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our personnel costs or product sales by requiring us to acquire costly equipment or materials, redesign processes or to incur other significant expenses in adapting our waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

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
Date: February 7, 2014

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