Form 10-K
period 2014-03-31
QUANTUM CORP /DE/
filed 2014-06-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 1-13449

QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2665054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 300, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 944-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION COMMON STOCK	NEW YORK STOCK EXCHANGE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $217.5 million on September 30, 2013 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of the close of business on May 30, 2014, there were 250,629,646 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including increasing market share, during growth, continuing to add customers and increasing revenue; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1. BUSINESS

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, have trusted us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM that they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

Our portfolio of solutions for scale-out storage environments includes StorNext® software and appliances and our LattusTM Object Storage systems. These solutions are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Lattus can also serve as a highly durable, self-protecting nearline storage tier in data center workflows. In addition, we recently demonstrated a cloud-enabled media workflow based on StorNext and Lattus that enables customers to seamlessly integrate private cloud workflows into their facilities as well as enabling media sharing worldwide, linking StorNext-based workgroups without maintaining duplicate copies of content.

We also have a comprehensive portfolio of data protection solutions for physical, virtual, and cloud environments. Our DXi® deduplication systems and Scalar® automated tape libraries optimize backup and recovery, simplify management and lower cost while our vmPROTM virtual server backup and disaster recovery (“DR”) offerings protect virtual environments while minimizing the impact on servers and storage. In addition, our Q-Cloud backup and DR services are designed to help customers take advantage of cloud-based data protection through a highly optimized, flexible approach designed to overcome the limitations of other cloud offerings, and we also provide the underlying technology platform to partners and end user customers to build their own clouds.

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

We are focused on driving profitable revenue growth in our core business and long-term shareholder value by leveraging our product and installed base strengths and capitalizing on the market trends in data protection and scale-out storage. We believe our Scalar tape libraries and DXi deduplication appliances are best-in-class data protection products, and we are a market share leader in open systems tape automation with a large installed base. We also see opportunities for StorNext and Lattus among our data protection customers, particularly as their tiered archive workflow and enterprise video needs grow. In the area of scale-out storage, we plan to drive growth by further penetrating vertical markets where we are well-positioned from a technology and go-to-market perspective, namely media and entertainment and federal government intelligence, while also expanding our footprint by addressing new use cases such as cyber security and video and audio surveillance where our StorNext solutions and expertise provide significant advantages. Spanning both data protection and scale-out storage, we are working to leverage our technology to help customers implement public, private and hybrid cloud solutions. We believe the combination of performance, tiering, scalability and value we offer provides unique benefits in cloud workflows. Finally, a key focus for us is to continue adding new routes to market through both ecosystem and channel partners, capitalizing on our strong product portfolio.

Industry Background

For most customers, demands on data have changed and so have the requirements for storing and retaining it. Previously, data had a one-way, predictable lifecycle where the information technology (“IT”) focus was around risk mitigation. Now, companies know that their data can be a source of competitive advantage, revenue and growth. They are much more focused on the opportunity of data, so IT must save everything and make it available based on business requirements. In addition, the challenge of dealing with large data files is extending beyond a narrow set of vertical markets such as media and entertainment, government intelligence or oil and gas to commercial enterprises more broadly.

All of this is leading to new workflows and putting pressure on status quo approaches. Traditional infrastructures are breaking down based on the sheer volume of data and the need to store data forever and continue to produce value from data. IT departments have identified that adding more spinning disk to the problem will not resolve the issues, nor will legacy backup processes.

We believe the industry is evolving to a new infrastructure that is based on high-performance, tiered storage solutions with smart data movement that fits a customer’s workflow. These tiered storage solutions need to support unpredictable, on-demand access, whenever and wherever customers need their data, and incorporate new approaches to data protection and archive. At the same time, these solutions must be cost-effective.

While there are different workflows which require different solutions, there are common elements that must be addressed. This includes the need for high-performance data capture or ingest, real-time sharing and collaboration, scalability for processing and editing, intelligent protection and archiving and the ability to deliver high-value results and monetization opportunities. We understand these challenges and have a history of meeting them in some of the most demanding workflow environments.

Products

Scale-out Storage and Archive

With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments are increasingly focused on managing large amounts of unstructured data. Generally, unstructured data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging and audio. In some cases, this also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaning and increasingly, competitive advantage. In addition, in managing unstructured data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. We offer StorNext software and appliance-based solutions, in addition to Lattus Object Storage, to address this growing need for managing and archiving growing unstructured data sets.

StorNext Software

Designed for data-intensive environments, our StorNext software reduces the time and total cost of managing data for end users with large data sets and challenging distributed environments. Our StorNext File System software provides high-performance file sharing, tiered storage, and archive for demanding content workflows, ever-growing digital libraries and massive data repositories. In addition, our StorNext Storage ManagerTM software automatically copies and migrates data between different tiers of storage based on user-defined policies. The result is a highly scalable, high-performance data management solution designed to optimize the use of storage while enabling long-term protection and recoverability of data.

Our StorNext software helps businesses with growing unstructured data sets and video file inventories to benefit from workflow efficiencies, automated tiered storage and policy-based archive management. Designed for open system data-intensive environments, StorNext software products allow multiple users to rapidly access a single data set, increasing productivity and storage utilization. They also transparently move data, reducing storage costs while simultaneously providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government, life sciences and other disciplines have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology enabler for their business processes and workflows.

StorNext Appliances

Our StorNext appliances leverage the power of StorNext software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk and archive enabled libraries. They are simple to deploy and architected to deliver scalable, industry-leading performance, drive lower operational costs and provide a flexible open system for enabling third party applications. These appliances also work seamlessly with traditional StorNext software and partner hardware offerings to provide additional options for building a shared storage area network (“SAN”) and scale-out network-attached storage (“NAS”) environment. They are intended to serve a wide range of markets, such as video production, DNA sequencing, high-definition video surveillance and seismic exploration, and balance the highest performance with the lowest long-term cost for sharing all types of unstructured data used in data intensive operations.

Lattus Object Storage

Our family of Lattus Object Storage solutions enables high volumes of data to be immediately available to extract valuable information at any time, and over time. The Lattus family is designed as a forever disk archive with wide-ranging scalability from 500 terabytes to hundreds of petabytes with predictable retrieval times for high speed file access. These systems have self-healing capabilities that offer extremely high durability to ensure data is not lost and virtually eliminate unscheduled maintenance and performance degradation. Lattus has been designed to be self-migrating through innovative algorithms that simplify upgrades to new storage technologies.

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

Scalar Tape Automation Systems

We are a leading supplier of tape automation products and we continue to expand features and functionality of our tape library offerings to increase storage capacity and improve performance. Our Scalar tape automation portfolio includes a range of products, from autoloaders with one tape drive and up to sixteen cartridges to large enterprise-class libraries which can hold hundreds of drives and thousands of cartridges. Our tape libraries intelligently manage and protect business critical data in workgroup, medium size business and enterprise data center environments. With an emphasis on ease of use, management features and investment optimization, Scalar tape libraries are designed to grow with business needs. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools, including integrated media integrity analysis in tape drives and library diagnostic systems. We also offer the SuperLoader®3 autoloader designed to maximize data density and performance.

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

We offer tape drives and media primarily based on the LTO format. Our LTO family of devices is designed to deliver outstanding performance, capacity and reliability, combining the advantages of linear multi-channel, bi-directional formats with enhancements in servo technology, data compression, track layout and error correction. These LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery and cost-effective backup solutions.

We also sell a full range of storage media offerings to complement each tape drive technology and to satisfy a variety of specific media requirements. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

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

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering scale-out or data protection storage solutions, and our ability to provide comprehensive service and support can present us with a noteworthy competitive advantage to attract new customers and retain existing customers. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both, on our disk systems, tape automation products and StorNext appliances. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products.

We generally warrant our hardware products against defects for periods ranging from one to three years from the date of sale. We provide warranty and non-warranty repair services through our service team and third party service providers. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are working on the next generation disk, data deduplication, virtual systems, cloud solutions, object storage solutions, tape automation and scale-out storage technologies as well as software solutions to advance these technologies for the scale-out storage and archive and the data protection markets to meet changing customer requirements. We continue to focus our efforts on software and integrated software and hardware solutions that offer improvements in the efficiency and cost of storing, moving, managing and protecting large amounts of data and providing solutions for the continuing convergence between backup and archive to provide compelling solutions for our customers.

We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection, including cloud environments, and scale-out storage solutions. Research and development costs were $64.4 million, $74.0 million, and $74.3 million for fiscal 2014, 2013, and 2012, respectively.

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

Customers

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 31% of revenue in fiscal 2014, 32% of revenue in fiscal 2013, and 34% of revenue in fiscal 2012. No customer accounted for 10% or more of our revenue in fiscal 2014, 2013 or 2012. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.

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

Our StorNext software and appliance products primarily face competition from EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”), NetApp, Inc. (“NetApp”) and other content storage vendors in the media and entertainment industry as well as government agencies and departments. Our cloud solutions face competition from a large number of businesses that provide hardware, software and virtual solutions as well as companies that offer cloud services based on other technology. The Lattus Object Storage solutions primarily compete with object storage solutions from other providers, ranging from startup companies to established companies, such as EMC, as well as large public cloud storage providers.

Our disk solutions primarily compete with products sold by EMC, Hewlett-Packard Company (“HP”), IBM and NetApp. Additionally, a number of software companies that have traditionally been partners with us have deduplication features in their products and will, at times, compete with us. A number of our competitors also license technology from other competing companies.

In the tape automation market, we primarily compete for midrange and enterprise reseller and end user business with Dell, IBM, Oracle and SpectraLogic as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk backup products are a competitive alternative to tape products and solutions.

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

Manufacturing

During fiscal 2014, we transitioned our manufacturing from a model incorporating in-house production and contract manufacturers to a fully outsourced model as part of our strategy to enhance our variable cost structure and provide more flexibility to cost-effectively manage the volume of products manufactured to align with our expectations, including declines in the tape business and growth expectations in disk products and StorNext appliances. As of March 31, 2014 we utilize contract manufacturers to produce our products.

We outsource the manufacture, repair and fulfillment of disk products, vmPRO appliances, StorNext appliances, tape automation systems, tape devices and service parts to contract manufacturers. Tape drives used in our products are primarily sourced from Hungary and China. Disk drives used in our products are largely sourced from Thailand and China. Certain tape automation system materials and assemblies as well as certain disk system materials and assemblies are sourced in China, Malaysia, Singapore, Thailand and the U.S.

Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Intellectual Property and Technology

We develop and protect our technology and know-how, principally in the field of data storage. We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2014, we hold over 400 U.S. patents and have over 90 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products have infringed on their patents. We are not knowingly infringing any third party patents. Should it ultimately be determined that licenses for third party patents are required, we will make best efforts to obtain such licenses on commercially reasonable terms. See Item 3 “Legal Proceedings” for additional disclosures regarding lawsuits alleging patent infringement.

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

Segment Information

We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7. Management’s Discussion and Analysis and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 15 “Geographic Information” to the Consolidated Financial Statements.

Seasonality

As is typical in our industry, we have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the first and second quarters of each calendar year, or our fiscal fourth quarter and fiscal first quarter, respectively.

Backlog

Our products are manufactured based on forecasts of customer demand. We also place inventory in strategic locations throughout the world in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. Most of the backlog accumulated during any particular fiscal quarter is shipped in the same quarter in which the backlog initially occurs. Therefore, our backlog generally grows during the first part of each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time significant shipments have occurred. As a result, our backlog as of the end of any fiscal quarter is not material and is not a predictor of future sales.

Employees

We had approximately 1,290 employees worldwide as of March 31, 2014.

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

Executive Officers and Management Team

Following are the names and positions of our management team as of May 30, 2014, including a brief account of his or her business experience.

Name	Position with Quantum
Jon W. Gacek*	President and Chief Executive Officer
Linda M. Breard*	Chief Financial Officer
William C. Britts*	Senior Vice President, Worldwide Sales and Marketing
Robert S. Clark*	Senior Vice President, Product Operations
Shawn D. Hall*	Senior Vice President, General Counsel and Secretary
Janae S. Lee*	Senior Vice President, Strategy
Don Martella	Senior Vice President, Engineering
Jim Mudd	Senior Vice President, Operations
Henrik Rosendahl	Senior Vice President, Cloud Solutions
Yves Roumier	Senior Vice President, Global Services and Total Customer Experience
Geoff Stedman	Senior Vice President, StorNext Solutions

* Determined by the Board of Directors to be an “officer” for the purposes of Section 16 (a) of the Exchange Act.

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

Mr. Britts joined Quantum as Executive Vice President, Sales and Marketing in August 2006, upon Quantum’s acquisition of ADIC. He served in this position until June 2011, when he assumed the role of Senior Vice President, Worldwide Marketing, Service and Business Development. In April 2012, Mr. Britts added Operations to his portfolio. In July 2013, he was named Senior Vice President, Worldwide Sales and Marketing. Prior to Quantum, he spent 12 years at ADIC, where he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Before ADIC, Mr. Britts served in a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.

Mr. Clark joined Quantum as Director of Tape Products in August 2006, upon Quantum’s acquisition of ADIC. In March 2009, he was promoted to Vice President with responsibility for various product lines, as well as business operations and OEM sales. In April 2010, he was named Senior Vice President, Tape and OEM Product Group (subsequently reorganized as Disk and Tape Backup Product Group). In January 2014, Mr. Clark assumed additional responsibility for all Quantum products in a newly named Product Operations organization. Prior to Quantum, Mr. Clark was at HP for 10 years in various engineering and sales positions.

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

Ms. Lee joined Quantum in October 2007 as Vice President, Marketing and in April 2010 was promoted to Senior Vice President, Disk and Software Products, subsequently reorganized as File System and Archive. In January 2014, she was named to a new position as Senior Vice President, Strategy. She has more than 30 years of experience in the storage industry, including 12 years working with a variety of companies in data reduction and file system software and hardware. Previously, she was Chief Executive Officer at TimeSpring Software Corporation, Vice President of Product, Marketing and Business Development at Avamar Technologies and a senior sales and marketing executive at both Legato Systems, Inc. and IBM.

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

Mr. Mudd joined Quantum in December 2000. Prior to assuming his current role, he served as Vice President, Supply Chain and, before that, Director of Materials. Mr. Mudd has over 30 years of manufacturing experience with high tech companies in the electronic, medical and data storage industries. He has an extensive background in manufacturing operations, having served in executive level positions at companies including Visicom/Coors Ceramics, Telectronics, Inc. and Monolythic Systems, Inc.

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

Mr. Roumier joined Quantum as Vice President, Operations Engineering in August 2006, upon Quantum’s acquisition of ADIC. In Sept 2007, he assumed the role of Vice President, Operations and Quality, and in April 2010 was promoted to his current role of Senior Vice President, Global Services and Total Customer Experience. Before joining Quantum, Mr. Roumier held different leadership positions in operations, engineering and quality at ADIC for five years and prior to that at an automotive safety company for ten years.

Mr. Stedman joined Quantum as Senior Vice President, StorNext Solutions in March 2014. Before joining Quantum, Mr. Stedman served as vice president of marketing at Tintri, Inc., and he was senior vice president and general manager of the Storage Business Unit at Harmonic, Inc. He joined Harmonic in conjunction with its acquisition of Omneon, Inc. where he spent seven years as senior vice president of worldwide marketing. Before Omneon, Mr. Stedman held marketing positions at a several technology companies.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 1 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

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

Certain of our contracts with customers contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise products, and the revenue associated with the on-site service of those products, are somewhat concentrated in specific customers, including government agencies and government-related companies. Any failure of such customers and agencies to continue purchasing products in the same quantities and in the same time frames as they have in the past could affect our operation results. Our operating results could be adversely affected by any number of factors including:

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

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. The use of products employing tape technology has been decreasing and is projected to continue to decrease. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and operating results and could materially and adversely impact our business, financial condition and operating results in the future.

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

If our products fail to meet our or our customers’ specifications for quality and reliability, we may face liability and reputational or financial harm which may adversely impact our results of operations and our competitive position may suffer.

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

In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business. In addition, we could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

A portion of our sales are to various agencies and departments of the U.S. federal government and funding cuts to federal spending can adversely impact our revenue. In fiscal 2014, the American Taxpayer Relief Act of 2012 implemented automatic spending cuts beginning March 1, 2013. Between October 1 and October 16, 2013, the U.S. government partial shutdown caused reductions, cancellations and delayed orders. Future spending cuts by the U.S. federal government could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. The slow economic growth in recent years along with periods of economic uncertainty in various countries around the world has had a material and adverse impact on our business and our financial condition. In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

Technological developments and competition over the years in the tape automation market has resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and least pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. However, certain of our costs are fixed in the short term, so we may not be able to offset price decreases or reductions in demand sufficiently to maintain our profitability. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Competition may intensify in the scale-out storage and archive market as a result of competitors introducing products based on new technology standards and market consolidation, which could materially and adversely affect our business, financial condition and results of operations.

Competition in the scale-out storage and archive market is characterized by technological innovation and advancement, including performance and scale features, and our competitors are aggressively trying to advance and develop new technologies and solutions. If we are unable to compete effectively in these markets and develop solutions that have features and technologies that our customers desire, including new technology standards, our sales from software solutions and appliances could decline, which could materially and adversely affect our business, financial condition and results of operations.

Additionally, the competitive landscape could change due to mergers and acquisitions among our competitors, customers and partners. Transactions such as these may impact us in a number of ways. For instance, they could result in:

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

Some of our products contain licensed, third-party technology that provides important product functionality and features. The loss or inability to obtain any such license could have a material adverse effect on our business.

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

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. These restructurings may result in decreases to our revenues or adversely affect our ability to grow our business in the future. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.

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

Additionally, over the last several years, we made certain changes in strategic direction focusing on key technology segments. As part of this change in focus, we reduced costs of revenue and other operating expenses. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the company could adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees.

The loss of the services of any of our key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of our products or services and/or negatively affect our ability to sell our products or services.

Economic or other business factors may lead us to write down the carrying amount of our goodwill or long-lived assets, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. For example, in fiscal 2009, we had a goodwill impairment charge of $339 million. As a result of any impairment charge, our operating results could be materially and adversely affected.

Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. described in Legal Proceedings. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

As a result of our global manufacturing and sales operations, we are subject to a variety of risks related to our business outside of the U.S., any of which could, individually or in the aggregate have a material adverse effect on our business.

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce and fulfill orders for our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore and Thailand. Because of these operations, we are subject to a number of risks including:

  Reduced or limited protection of our intellectual property;
  Commercial laws that favor local businesses;
  Exposure to economic fluctuations including continuing sovereign debt risk;
  Shortages in component parts and raw materials;
  Import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;
  The burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S. including the Foreign Corrupt Practices Act;
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
  Natural disasters, including earthquakes, flooding, typhoons and tsunamis; and
  Cultural differences that affect the way we do business.

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

  Fluctuations in IT spending, including as a result of economic conditions or fluctuations in U.S. federal government spending;
  Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;
  Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;
  Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;
  Declines in large orders defined as orders greater than $200,000;
  Declines in royalty or software revenues;
  Product development and ramp cycles and product performance or quality issues of ours or our competitors;
  Poor execution of and performance against expected sales and marketing plans and strategies;
  Reduced demand from our OEM or distribution, VAR, DMR and other large customers;
  Increased competition which may, among other things, increase pricing pressure or reduce sales;
  Failure to meet the expectations of investors or analysts; and
  Restructuring actions or unexpected costs.

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

Because we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk if we fail to accurately forecast demand for our products or manage production, which could have a material and adverse effect on our results of operations and cash flows.

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

Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We increased the use of third party contract manufacturers, service providers and/or product integrators in fiscal 2014. We face a number of risks as a result of these relationships, including, among others:

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

We have significant indebtedness, which imposes upon us debt service obligations, and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations to meet these debt obligations or remain in compliance with the covenants, our business, financial condition and operating results could be materially and adversely affected.

Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due. For a description of our outstanding debt, see Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and/or Note 8 “Convertible Subordinated Debt and Long-term Debt” to the Consolidated Financial Statements.

As a result of our indebtedness:

  We must dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;
  Our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete may be limited, including our ability to engage in mergers and acquisitions activity, which may place us at a competitive disadvantage;
  We are subject to mandatory field audits and control of cash receipts by the lender if we do not maintain liquidity above certain thresholds;
  We may be more vulnerable to adverse economic and industry conditions;
  We may be unable to make payments on other indebtedness or obligations; and
  We may be unable to incur additional debt on acceptable terms, if at all.

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

A small number of institutional investors have owned a significant portion of our common stock at various times in recent years. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, or if there is a perception that those sales may occur, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater selling pressure.

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

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities as well as the safety of our employees and the public. Current regulations in the U.S. and various international jurisdictions restrict the use of certain potentially hazardous materials used in electronic products and components (including lead and some flame retardants) impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and require extensive investigation into and disclosure regarding certain minerals used in our supply chain. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our personnel costs or product sales by requiring us to acquire costly equipment or materials, redesign processes or to incur other significant expenses in adapting our waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to many laws and regulations, and violation of or changes in those requirements could materially and adversely affect our business.

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, including requirements applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we may incur costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.

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

During fiscal 2014, the closing price of our common stock ranged between a high of $1.72 on July 18, 2013 and a low of $1.13 on March 5, 2014. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.

If the future outcomes related to the estimates used in recording tax liabilities to various taxing authorities result in higher tax liabilities than estimated, then we would have to record tax charges, which could be material.

We have provided amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. If events occur that indicate payments of these amounts will be less than estimated then reversals of these liabilities would create tax benefits recognized in the periods when we determine the liabilities have reduced. Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded. In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions. In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

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

A potential proxy contest for the election of directors at our annual meeting could distract our management, divert our resources, and adversely impact our financial condition.

In 2013, following discussions with Starboard Value LP (“Starboard”), the Company agreed to nominate Jeffrey Smith, Louis DiNardo and Philip Black, director candidates proposed by Starboard, for election to the Board of Directors to resolve a potential proxy contest with Starboard. On May 9, 2014, Starboard delivered a letter to us nominating Messrs. Black, DiNardo and Smith, each of whom currently serves on the Board of Directors, as well as three additional director candidates, for election to the Board at the 2014 annual meeting of stockholders, (the “2014 Annual Meeting”). Depending on certain circumstances, including how many nominees Starboard seeks to elect, it is possible that Starboard nominated directors could constitute a majority of the Board following the 2014 Annual Meeting.

If our Board chooses to nominate different director candidates, there would be a proxy contest. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. A change in a majority of the Board may also result in a change of control under certain contracts with third parties, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2014:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development
Irvine, CA	Administration, research and development, sales, service
Colorado Springs, CO	Administration, operations management, research and development, service
Louisville, CO	Research and development
Englewood, CO	Research and development, sales, service
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Administration and sales
Other North America	Sales

Europe
Paris, France	Sales and service
Boehmenkirch, Germany	Service
Munich, Germany	Sales and service
Zurich, Switzerland	Administration and operations
Bracknell, UK	Sales and service
Northampton, UK	Sales and service
Other Europe	Sales and service

Asia Pacific
Adelaide, Australia	Research and development
Beijing, China	Sales
Kuala Lumpur, Malaysia	Customer service
Singapore City, Singapore	Administration, distribution, sales
Other Asia Pacific	Sales

ITEM 3. LEGAL PROCEEDINGS

Crossroads

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks monetary damages and injunctive relief. Crossroads has already dismissed, or has agreed to dismiss, all claims of infringement with respect to the StorNext QX and Q-Series products. We do not believe it is reasonably possible that we will pay material damages related to this lawsuit.

Overland

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland was seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. On April 12, 2013, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patent 7,263,596 by the products in Overland’s SnapScale product lines. We sought injunctive relief and the recovery of monetary damages.

On February 14, 2014, Quantum and Overland entered into a settlement and cross-license agreement under which each party receives a perpetual, royalty-free, non-exclusive license to the others’ patents to sell tape products. The above three lawsuits have been withdrawn from the U.S. District Court for the Southern District of California.

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants was dismissed with prejudice. On July 10, 2013, CTS appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. On March 10, 2014 the Appeals Court dismissed the appeal and upheld the U.S. District Court’s May 29, 2013 ruling that all of the asserted claims were invalid.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of May 30, 2014, the closing price of our common stock was $1.14 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2014	High	Low
First quarter ended June 30, 2013	$ 1.61	$ 1.19
Second quarter ended September 30, 2013	1.75	1.34
Third quarter ended December 31, 2013	1.59	1.10
Fourth quarter ended March 31, 2014	1.43	1.13

Fiscal 2013	High	Low
First quarter ended June 30, 2012	$ 2.71	$ 1.78
Second quarter ended September 30, 2012	2.19	1.20
Third quarter ended December 31, 2012	1.70	1.00
Fourth quarter ended March 31, 2013	1.47	1.20

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our senior secured revolving credit agreement unless we meet certain defined thresholds. See “Liquidity and Capital Resources” in Item 7 and also Note 8 “Convertible Subordinated Debt and Long-term Debt” to the Consolidated Financial Statements.

As of May 30, 2014, there were 1,176 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2014 for the period since March 31, 2009 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2009 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2010, 2011, 2012, 2013 and 2014. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quantum Corporation, the NASDAQ Composite Index,
and the S&P Computer Storage & Peripherals Index

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

This summary of selected consolidated financial information of Quantum for fiscal 2010 to 2014 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Fiscal 2010 results included a $12.9 million gain on debt extinguishment, net of costs, which affects the comparability to the other fiscal years presented. In addition, certain amounts were revised for fiscal 2010, 2011, 2012 and 2013 to correct immaterial errors. For further information regarding the revisions, refer to Note 2 “Revision of Prior Period Financial Statements” to the Consolidated Financial Statements.

	For the year ended March 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenue	$553,165	$587,439	$651,987	$673,094	$680,695
Total cost of revenue	313,545	346,878	378,542	389,288	401,390
Gross margin	239,620	240,561	273,445	283,806	279,305
Income (loss) from operations	(11,799)	(42,460)	4,745	25,861	28,822
Net income (loss)	(21,474)	(52,179)	(9,256)	5,698	16,147
Basic net income (loss) per share	(0.09)	(0.22)	(0.04)	0.03	0.08
Diluted net income (loss) per share	(0.09)	(0.22)	(0.04)	0.02	0.02

	As of March 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$361,798	$368,882	$393,223	$429,223	$502,286
Short-term debt	—	—	—	1,067	23,983
Long-term debt	203,735	205,000	184,495	238,267	305,899

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, have trusted us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

Business

We believe our combination of expertise, innovation and platform independence enables us to solve data protection and scale-out storage challenges more easily, cost-effectively and securely. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage and archive solutions, StorNext® file system and archive software, StorNext appliances and LattusTM Object Storage systems, are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPROTM virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goals for fiscal 2014 were to continue to capitalize on market opportunities while balancing cash flow generation and operating profit against revenue growth associated with potential opportunities and go-to-market strategies, with an emphasis on delivering results that we expect to be more predictable going forward. In some cases, as was the case in the second through fourth quarters of fiscal 2014, this means we may generate lower overall revenue but more cash flow and profit in order to provide greater operating leverage for future revenue increases. Our revenue growth strategy in fiscal 2014 was focused on leveraging our StorNext and Lattus solutions to drive deeper into rich media and other vertical markets and extending the reach of these solutions into the data center and the cloud in addition to expanding relationships with our partners and gaining additional access to end users through existing and new channel partners. We continued our efforts to further leverage our tape automation and DXi expertise, our installed product base and our broad data protection product portfolio in order to gain market share in the data center.

During fiscal 2014, we improved our operational efficiency and effectiveness in a number of areas. We initiated and completed a transition to outsource our manufacturing and repair operations, streamlined our service capabilities and refined our sales model. In addition, we realigned our engineering and product groups to leverage our product development strengths from our data center products to scale-out storage products in an effort to increase our overall product development capabilities, reduce our time-to-market, especially in launching new scale-out storage products, decrease our operational costs and increase our operational leverage across the company. Refinement of our operational model in fiscal 2014 included focusing our scale-out storage go-to-market and sales team on vertical markets where they are particularly strong, while enabling our larger data center sales team to focus on sales of tape automation and disk solutions in the data center and identifying StorNext and Lattus opportunities around specific data center use cases. We believe these operational improvements contributed to the record revenue from scale-out storage products in fiscal 2014, in part from key sales in the media and entertainment vertical market and specific use cases in the data center.

We continued to improve our strategic positioning and visibility among end user customers and channel partners in our core markets of tape automation, purpose built deduplication appliances and scale-out storage in fiscal 2014. We focused on new product introductions, providing a broad range of products to solve customer problems and expanding our strategic and channel partners in an effort to gain greater end-user access and additional market share in fiscal 2014. We are a smaller market participant in some of the markets we participate in and compete against well known, larger companies in all the markets for our products. We believe increasing market awareness of our products and solutions is an important initiative for future growth and improved profitability and cash flow.

In fiscal 2014, we expanded and improved our product and solution offerings, with emphasis on software solutions, branded disk systems, next generation object storage, virtual offerings and cloud solutions. Notable new product introductions included StorNext 5 software, DXi 4700 disk systems, additional StorNext appliances, expansion of our Lattus Object Storage offerings and adding new high availability and management features to our Scalar i6000 enterprise library. In addition, we expanded our strategic partnerships to combine Lattus with products and solutions from various partners to expand data center environment solutions, to provide an object storage based private cloud solution and to create an archiving solution that reduces the burden of unstructured data growth on primary storage. We also introduced a new program enabling managed service providers and VARs to expand their businesses with a cloud backup service powered by our DXi appliances and vmPRO backup software that has capacity-based subscription pricing. In addition, we received industry recognition during fiscal 2014 with an award for our channel sales program and award nominations for products in each of our major product lines including Lattus Object Storage solutions, DXi6800, DXiV4000, Scalar i6000 and StorNext products.

During 2014 we continued our focus to strengthen our balance sheet by balancing growth areas with generating cash from operations and ended the fiscal year with the highest cash balance in four years. In addition, in April 2014, we completed an amendment to our Wells Fargo credit agreement which increased our line of credit by $20 million to $75 million and provided additional flexibility by allowing the line of credit to be utilized to pay outstanding amounts under the November 2010 convertible subordinated notes, which are due in November 2015.

Results

We had total revenue of $553.2 million in fiscal 2014, a 6% decrease from fiscal 2013 primarily due to the combination of the changing storage environment, including reduced demand for tape products and increased market demand for scale-out storage and archive solutions, and our actions to reduce our investment in sales while improving the efficiency of our sales model. We had record revenue for scale-out storage solutions largely due to increased revenue from sales in North America. Service revenue increased slightly from fiscal 2013 primarily due to increased revenue from branded service contracts associated with our StorNext appliances, and royalty revenue increased 30% from fiscal 2013 due to a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014. The proportion of non-royalty revenue from branded products and services continued to increase, growing to 84% in fiscal 2014 compared to 83% in fiscal 2013 and 81% in fiscal 2012.

Our gross margin percentage increased 230 basis points from fiscal 2013 to 43.3%, largely due to the increased royalty revenue followed by improvements in our service delivery model. Operating expenses decreased $31.3 million, or 11% from fiscal 2013, primarily from lower compensation and benefits as a result of headcount reductions implemented over the past year and a half. We had a $30.7 million improvement in the loss from operations, decreasing to $11.8 million in fiscal 2014 compared to $42.5 million in fiscal 2013.

Interest expense increased $1.4 million to $9.8 million primarily due to refinancing the balance on the line of credit with convertible subordinated notes in fiscal 2013. Net loss decreased 59% to $21.5 million in fiscal 2014, despite a 6% decrease in revenue from fiscal 2013. We more than quadrupled cash generated from operating activities in fiscal 2014 to $35.5 million compared to $7.7 million in fiscal 2013. We attribute the improved cash from operations and decreased net loss to improved operational effectiveness and efficiency in our business model.

RESULTS OF OPERATIONS FOR FISCAL 2014, 2013, and 2012

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Product revenue	$348,318	63.0%	$398,910	67.9%	$451,469	69.3%	$(50,592)	(12.7)%	$(52,559)	(11.6)%
Service revenue	147,199	26.6%	144,037	24.5%	144,364	22.1%	3,162	2.2%	(327)	(0.2)%
Royalty revenue	57,648	10.4%	44,492	7.6%	56,154	8.6%	13,156	29.6%	(11,662)	(20.8)%
Total revenue	$553,165	100.0%	$587,439	100.0%	$651,987	100.0%	$(34,274)	(5.8)%	$(64,548)	(9.9)%

The decrease in total revenue in fiscal 2014 compared to fiscal 2013 was due to decreased tape automation systems revenue and disk systems revenue, partially offset by increased royalty revenue and revenue from StorNext software and related appliances. We believe this is due to the changing storage environment including reduced demand for tape products and increased market demand for scale-out storage and archive solutions in addition to our actions related to reducing our investments in sales while improving our sales model. Prevailing economic conditions in major geographies also impacted our results during the fiscal year, including economic uncertainty and its impact on the European business climate. We also believe sales to the U.S. federal government were negatively impacted in the second and third quarters of fiscal 2014 by the U.S. federal government shut down, causing delays and cancelations of orders.

Data protection products include our tape automation systems, disk systems and devices and media offerings. Revenue from branded data protection products and services decreased $41.5 million, or 10%, from fiscal 2013 largely due to a decrease in sales of enterprise solutions in both tape automation and disk systems products. Revenue from branded scale-out storage and archive products and services increased $6.5 million, or 12%, from fiscal 2013 primarily due to increased sales of our Q-Series and StorNext appliance offerings. Branded scale-out storage and archive products include StorNext software, StorNext and Q-Series appliances and Lattus Object Storage solutions. OEM product and service revenue decreased $12.4 from fiscal 2013, largely due to decreased midrange and enterprise tape automation product sales. Royalty revenue increased $13.2 million from fiscal 2013 primarily due to a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014.

Total revenue in fiscal 2013 decreased from fiscal 2012, reflecting a decline in the tape automation market, economic uncertainty and a decrease in large orders, which we define as orders over $200,000. These factors impacted revenue from branded data protection products and services the most, with a $40.1 million, or 9%, decrease from fiscal 2012. The market for end-to-end scale-out storage solutions continued to grow in fiscal 2013, and revenue from branded scale-out storage products and services increased 18%, or $7.8 million, from fiscal 2012, partially offsetting the decreased revenue from data protection products. In addition, OEM product and service revenue decreased $20.6 million, or 19%, and royalty revenue decreased $11.7 million, or 21%, from fiscal 2012.

Product Revenue

Total product revenue decreased 13% from fiscal 2013, primarily due to decreased sales of tape automation systems followed by lower revenue from disk systems and software solutions, partially offset by increased revenue from devices and media. Revenue from sales of branded products decreased 12% primarily due to lower sales of disk systems followed by tape automation systems decreases and OEM product revenue decreased 14% in fiscal 2014 compared to fiscal 2013 largely due to decreased tape automation revenue.

Product revenue decreased 12% in fiscal 2013 compared to fiscal 2012, primarily due to decreased sales of tape automation systems followed by lower revenue from devices and media, partially offset by increased revenue from disk systems and software solutions. Revenue from sales of branded products decreased 10% and OEM product revenue decreased 18% in fiscal 2013 compared to fiscal 2012, both primarily due to lower sales of tape automation systems.

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Disk systems and software solutions	$103,200	18.7%	$124,074	21.1%	$119,044	18.3%	$(20,874)	(16.8)%	$5,030	4.2%
Tape automation systems	174,438	31.5%	206,112	35.1%	245,030	37.6%	(31,674)	(15.4)%	(38,918)	(15.9)%
Devices and media	70,680	12.8%	68,724	11.7%	87,395	13.4%	1,956	2.8%	(18,671)	(21.4)%
Total product revenue	$348,318	63.0%	$398,910	67.9%	$451,469	69.3%	$(50,592)	(12.7)%	$(52,559)	(11.6)%

Fiscal 2014 Compared to Fiscal 2013

Disk systems and software solutions revenue decreased 17% from fiscal 2013 primarily due to decreased sales of enterprise DXi systems in addition to decreased midrange disk revenue. Partially offsetting these decreases were increased revenue from Q-Series disk and StorNext appliances compared to fiscal 2013. We had lower enterprise and midrange disk system revenue primarily due to fewer large orders, or orders over $200,000, during fiscal 2014.

Product revenue from tape automation systems revenue decreased 15% in fiscal 2014 compared to fiscal 2013, primarily due to decreased enterprise tape automation system sales, with a 24% decrease in branded enterprise sales followed by a 20% decline OEM enterprise revenue. Midrange and entry-level tape automation sales also contributed to the decrease due to declines in both OEM and branded revenue from these products.

Product revenue from devices and media, which includes tape drives, removable hard drives and non-royalty media, increased modestly from fiscal 2013 primarily due to increased branded media sales in addition to increased revenue from devices.

Fiscal 2013 Compared to Fiscal 2012

Our disk systems and software solutions revenue increased 4% from 2012, resulting in record annual revenue in this revenue category. Revenue increases were primarily from sales of our StorNext appliances leading to record revenue for branded software solutions, and we also had record revenue from sales of midrange DXi products. The first StorNext appliances were introduced in fiscal 2012 and we added a number of products to the StorNext appliance family during fiscal 2013. Revenue from midrange disk systems increased 8% from the prior year; however, we believe our midrange disk systems cannibalized some revenue from enterprise disk solutions due to the capabilities of our newest midrange disk product. We had lower enterprise disk system revenue primarily due to fewer large orders, or orders over $200,000, during fiscal 2013.

The decrease in tape automation systems revenue in fiscal 2013 compared to fiscal 2012 was due to approximately $20 million decreases in both branded and OEM tape automation system sales. Midrange tape automation sales decreased the most, with 15% and 17% decreases, respectively, of branded midrange and OEM midrange tape automation systems revenue. Enterprise systems and entry-level sales of tape automation systems had similar revenue decreases from fiscal 2012. As we noted in fiscal 2013, demand for tape automation products decreased approximately 20% during the first half of fiscal 2013. Revenue from OEM tape automation systems decreased 20% while branded tape automation systems revenue decreased 13%, an indication that we gained market share in the branded tape business during fiscal 2013.

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

Service Revenue

Service revenue is primarily comprised of hardware service contracts which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased 2% from fiscal 2013 primarily due to increased revenue from branded service contracts associated with our StorNext appliances. Service revenue was relatively unchanged in fiscal 2013 compared to fiscal 2012 primarily due to a decreased volume of OEM product repair services that was offset by growth in revenue from branded service contracts associated with our StorNext appliances.

Royalty Revenue

Royalty revenue increased $13.2 million, or 30%, from fiscal 2013 primarily due to a $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014. This was partially offset by expected decreases in DLT® media royalties as customers chose to not use this older technology. Tape media royalties decreased 21% in fiscal 2013 from fiscal 2012 due to lower media unit sales sold by media licensees, largely due to decreased market demand for LTO® media. In addition, royalties from the older technology DLT media continued to decrease as expected.

Gross Margin

	For the year ended March 31,								Change
(dollars in thousands)	2014			2013		2012			2014 vs. 2013		2013 vs. 2012
	Margin		Margin Rate	Margin	Margin Rate	Margin		Margin Rate	Margin	Basis points	Margin	Basis points
Product margin	$111,242		31.9%	$131,636	33.0%	$161,093		35.7%	$(20,394)	(110)	$(29,457)	(270)
Service margin	71,269		48.4%	64,433	44.7%	55,898		38.7%	6,836	370	8,535	600
Royalty margin	57,648		100.0%	44,492	100.0%	56,154		100.0%	13,156	—	(11,662)	—
Gross margin	$239,620	*	43.3%	$240,561	41.0%	$273,445	*	41.9%	$(941)	230	$(32,884)	(90)

* Fiscal 2014 total gross margin includes $0.5 million of restructuring expense related to cost of revenue and fiscal 2012 includes $0.3 million of restructuring benefit related to cost of revenue.

Over half of the 230 basis point increase in gross margin percentage compared to fiscal 2013 was due to the $13.2 million net increase in royalty revenue and the next largest portion of the increase was attributable to the improvements in our service delivery model. These increases were partially offset by decreases in our product margin, largely as a result of decreased product revenue.

The 90 basis point decrease in gross margin percentage in fiscal 2013 compared to fiscal 2012 was primarily due to decreased product revenue and a corresponding lower product gross margin as well as an $11.7 million decrease in royalty revenue, partially offset by increased service gross margin. Some of our costs of goods sold are relatively fixed in the short term; therefore, revenue increases or decreases can have a material impact on the gross margin rate.

Product Margin

Fiscal 2014 Compared to Fiscal 2013

Product gross margin dollars decreased $20.4 million, or 15%, compared to fiscal 2013, and our product gross margin rate decreased 110 basis points primarily due to a 13% decrease in product revenue. The decreased product revenue was mostly offset in fiscal 2014 by decreased costs as a result of several items. Product material costs decreased the most, commensurate with the decrease in product revenue, and we also had decreased freight costs as a result of fewer shipments. A number of expenses decreased compared to fiscal 2013 as a result of cost reduction initiatives that began in the second half of fiscal 2013 and continued throughout fiscal 2014. The most significant decreased cost as a result of these initiatives was compensation and benefits expense from reduced staffing levels in addition to decreased facility expenses from additional reductions to our warehouse footprint. We also had lower intangible amortization in fiscal 2014 from certain intangible assets becoming fully amortized.

Fiscal 2013 Compared to Fiscal 2012

Product gross margin dollars decreased $29.5 million, or 18%, compared to fiscal 2012, and our product gross margin rate decreased 270 basis points primarily due to a 12% decrease in product revenue. As noted above, some of our product costs of goods sold are relatively fixed in the short term; therefore, product revenue increases or decreases impact the product gross margin rate. The change in the mix of products sold, as described above in product revenue, also contributed to decreased product margins in fiscal 2013. In addition, we had an increase in compensation and benefits in fiscal 2013 compared to fiscal 2012 primarily due to investment in our software support team. We also had an increase in the manufacturing inventory allowance in fiscal 2013 compared to the prior year largely due to more products nearing end of life. Partially offsetting these factors was lower intangible amortization in fiscal 2013 due to certain intangible assets becoming fully amortized in fiscal 2013 and fiscal 2012, decreased facility expense from reducing our warehouse footprint and lower freight expense as a result of fewer shipments compared to fiscal 2012.

Service Margin

Fiscal 2014 Compared to Fiscal 2013

Service gross margin dollars increased $6.8 million, or 11%, compared to fiscal 2013, and service gross margin percentage increased 370 basis points on a 2% increase in service revenue. The increase in service margin was primarily due to lower costs across our service delivery model largely due to reduced compensation and benefits from lower staffing levels, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Fiscal 2013 Compared to Fiscal 2012

Service gross margin dollars increased $8.5 million, or 15%, compared to fiscal 2012, and service gross margin percentage increased 600 basis points while service revenue was unchanged. The increase in service margin was primarily due to reduced costs across our service delivery model from a decreased volume of repairs and in part due to bringing repair of certain product lines in-house. The more significant cost decreases in fiscal 2013 compared to fiscal 2012 were for compensation and benefits, external service providers, third party warehouse and service materials. Compensation and benefits decreased due to reduced staffing requirements from decreased repair volumes. External service provider expense decreased due to a combination of having repair of certain product lines in-house for the full fiscal year, decreased repair volumes and negotiating lower rates on the renewals of contracts with certain service providers in fiscal 2012. Third party warehouse expenses decreased due to efforts to reduce service parts inventory levels including reduced usage of third party warehouses. Service material decreases were primarily due to lower repair volumes compared to the prior year. Additionally, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Research and development	$ 64,375	11.6%	$ 73,960	12.6%	$ 74,365	11.4%	$(9,585) (13.0)%	$(405) (0.5)%

Fiscal 2014 Compared to Fiscal 2013

The decrease in research and development expenses compared to fiscal 2013 was primarily due to cost reduction measures that resulted in a $6.6 million decrease in compensation and benefits from reduced staffing levels due to focusing investments in scale-out storage technology while continuing to invest in targeted future generation tape and disk technology. We also had a decrease of $1.5 million in external service provider expense and a decrease of $0.9 million in depreciation expense due to equipment becoming fully depreciated. Additionally, there was a $0.3 million decrease in project material expenses due to the nature of projects under development and specific development activities in the prior year periods that were not repeated at the same levels and a $0.3 million decrease in expensed equipment.

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

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Sales and marketing	$ 118,771	21.5%	$ 136,873	23.3%	$ 131,239	20.1%	$(18,102) (13.2)%	$5,634 4.3%

Fiscal 2014 Compared to Fiscal 2013

The decrease in sales and marketing expense compared to fiscal 2013 was primarily due to cost reduction initiatives that resulted in decreases of $12.8 million in compensation and benefits, including commissions, from decreased staffing levels and reduced revenue compared to fiscal 2013. We had a $2.1 million decrease in intangible amortization due to certain intangibles becoming fully amortized in the first half of fiscal 2014. Other decreases from cost reduction initiatives included declines of $1.8 million in travel expenses, $0.8 million in advertising and marketing and $0.7 million in recruiting expenses. These decreases were partially offset by a $1.1 million increase in external service provider expense.

Fiscal 2013 Compared to Fiscal 2012

The increase in sales and marketing expense in fiscal 2013 compared to fiscal 2012 was primarily due to a $5.1 million increase in compensation and benefits from growing our branded sales force and marketing team in the first half of fiscal 2013. In addition, we had a $2.2 million net increase in advertising and marketing expenses and a $0.7 million increase in external service provider expense due to our awareness campaign and expanded advertising programs in the first half of fiscal 2013 intended to increase current and future demand for our products and services. These efforts contributed to stronger new customer acquisition in fiscal 2013. These increases were partially offset by a $3.6 million decrease in intangible amortization due to certain intangibles becoming fully amortized.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
General and administrative	$ 57,865	10.5%	$ 62,017	10.6%	$ 62,666	9.6%	$(4,152) (6.7)%	$(649) (1.0)%

Fiscal 2014 Compared to Fiscal 2013

The decrease in general and administrative expense was largely due to a $1.4 million decrease in compensation and benefits, largely as a result of decreased staffing as well as reduced stock compensation expense due to a modification to extend the post-retirement exercise period for certain options in the first quarter of fiscal 2013 that was not repeated. Other cost decreases included $0.8 million in facility expenses from consolidating facilities during fiscal 2014, $0.5 million due to a refund of prior IT claims, $0.4 million in depreciation expense, $0.3 million in external service provider expense and $0.3 million in expensed IT equipment.

Fiscal 2013 Compared to Fiscal 2012

The decrease in general and administrative expenses from fiscal 2012 was primarily due to a $0.8 million decrease in compensation and benefits from reduced headcount as a result of restructuring actions taken in the second half of fiscal 2013.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Restructuring charges (benefit) related to cost of revenue	$539	0.1%	$—	—%	$(300)	0.0%	$539	n/a	$300	100.0%
Restructuring charges in operating expenses	10,675	1.9%	10,171	1.7%	1,930	0.3%	504	5.0%	8,241	n/m
Total restructuring charges	$11,214	2.0%	$10,171	1.7%	$1,630	0.3%	$1,043	10.3%	$8,541	n/m

Our restructuring plans have been undertaken in an effort to return to consistent profitability and generate cash from operations. Restructuring actions in fiscal 2014 were largely due to strategic management decisions to outsource our manufacturing and further consolidate repair and service operations, in addition to reducing research and development, sales and marketing and administrative activities and teams to align our workforce with our continuing operations plans.

The increase in fiscal 2013 compared to fiscal 2012 was primarily in response to the tape revenue decrease in the first half of fiscal 2013, its impact on operating profit and the use of cash in operations. As a result, we recognized the need for and implemented restructuring plans in the second half of fiscal 2013. For additional information and disclosure of restructuring charges refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts.

Fiscal 2014 Compared to Fiscal 2013

Restructuring charges increased in fiscal 2014 compared to fiscal 2013 primarily due to increased facility restructuring and other restructuring charges, largely attributable to our decision to outsource our manufacturing operations. Facility restructuring charges increased $2.4 million from fiscal 2013 primarily due to vacating a majority of our manufacturing and warehouse facilities, all of which are in the U.S. Other restructuring charges increased $0.8 million primarily due to restructuring charges related to cost of sales incurred as a result of our manufacturing outsource decision. These were partially offset by a $2.1 million decrease in severance charges largely due to a higher average severance charge per position in the prior year as a result of the specific job type, tenure and geographies of the positions eliminated.

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

Gain on Sale of Assets

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Gain on sale of assets	$ 267	0.0%	$ —	—%	$ 1,500	0.2%	$267 n/a	$(1,500) (100.0)%

During fiscal 2014, we had a $0.3 million gain on the sale of assets. We sold various manufacturing, repair and research and development assets in connection with our restructuring plans. During fiscal 2012, we had a $1.5 million gain on the sale of patents. Under the patent sale agreement, we retain a royalty-free license for these patents. We may enter into similar transactions in the future.

Other Income and Expense

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Other income and (expense)	$ 1,296	0.2%	$ (216)	0.0%	$ (118)	0.0%	$1,512 n/m	$(98) (83.1)%

Other income in fiscal 2014 was primarily attributable to an $0.8 million increase from foreign currency gains in fiscal 2014 compared to foreign currency losses in fiscal 2013. The foreign currency gains in fiscal 2014 were primarily attributable to a strengthening of the US dollar against the Australian dollar. The foreign currency losses in fiscal 2013 were largely due to strengthening of the US dollar against the euro. Other expense in fiscal 2013 was relatively unchanged from fiscal 2012.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Interest expense	$ 9,754	1.8%	$ 8,342	1.4%	$ 10,686	1.6%	$1,412 16.9%	$(2,344) (21.9)%

Interest expense includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 8 “Convertible Subordinated Debt and Long-term Debt” to the Consolidated Financial Statements.

Fiscal 2014 Compared to Fiscal 2013

Interest expense increased from fiscal 2013 primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. These convertible subordinated notes have a higher interest rate and a larger principal balance.

Fiscal 2013 Compared to Fiscal 2012

Interest expense decreased from fiscal 2012 primarily due to principal payments that reduced the outstanding debt balance in fiscal 2013 compared to fiscal 2012. We also had a lower average interest rate during fiscal 2013 than the prior year that contributed to decreased interest expense. In addition, the debt refinancing in March 2012 to a revolving credit facility that had lower debt issuance costs than the prior credit facility decreased amortization of debt issuance costs in fiscal 2013 compared to fiscal 2012.

Loss on Debt Extinguishment

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
		% of revenue		% of revenue		% of revenue
Loss on debt extinguishment	$ —	—%	$ —	—%	$ (2,310)	(0.4)%	$	— —%	$2,310 100.0%

During the fourth quarter of fiscal 2012, we fully repaid our senior secured term loan with Credit Suisse. In connection with this debt extinguishment, we wrote off $2.3 million of unamortized debt costs related to the Credit Suisse credit agreement.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2014		2013		2012		2014 vs. 2013	2013 vs. 2012
		% of pre-tax loss		% of pre-tax loss		% of pre-tax loss
Income tax provision	$ 1,217	(6.0)%	$ 1,161	(2.3)%	$ 887	(10.6)%	$56 4.8%	$274 30.9%

Income tax provision was essentially unchanged in fiscal 2014 compared to fiscal 2013. The $0.3 million increase in tax expense in fiscal 2013 compared to fiscal 2012 was primarily due to higher foreign taxes. Tax expense in fiscal 2014, 2013 and 2012 was primarily comprised of foreign income taxes and state taxes. For additional information, including a reconciliation of the effective tax rate, refer to Note 12 “Income Taxes” to the Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Cost of revenue	$1,476	$3,775	$7,583	$(2,299)	(60.9)%	$(3,808)	(50.2)%
Sales and marketing	7,426	9,524	13,128	(2,098)	(22.0)%	(3,604)	(27.5)%
General and administrative	—	—	32	—	—%	(32)	(100.0)%
	$8,902	$13,299	$20,743	$(4,397)	(33.1)%	$(7,444)	(35.9)%

The decreased intangible asset amortization in fiscal 2014 and 2013 compared to the respective prior years was due to certain intangible assets becoming fully amortized. Refer to Note 6 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Cost of revenue	$1,963	$2,389	$2,203	$(426)	(17.8)%	$186	8.4%
Research and development	3,430	3,665	3,250	(235)	(6.4)%	415	12.8%
Sales and marketing	4,097	4,699	4,048	(602)	(12.8)%	651	16.1%
General and administrative	3,969	4,386	4,236	(417)	(9.5)%	150	3.5%
	$13,459	$15,139	$13,737	$(1,680)	(11.1)%	$1,402	10.2%

Fiscal 2014 Compared to Fiscal 2013

The decrease in share-based compensation in fiscal 2014 was primarily due to a $0.9 million decrease in option expense due to option modifications in fiscal 2013 that were not repeated in addition to existing options becoming fully vested during fiscal 2014. We also had a $0.6 million decrease in expense related to the employee stock purchase plan (“ESPP”) due to a combination of decreased employee contributions as a result of reduced staffing from fiscal 2013 and lower stock prices.

Fiscal 2013 Compared to Fiscal 2012

The increase in share-based compensation in fiscal 2013 was primarily due to $2.5 million of incremental RSU expense largely for merit awards granted in 2013 to sales and marketing and research and development team members. This increase was partially offset by a $0.9 million decrease in option expense from fiscal 2012 due to existing options becoming fully vested during fiscal 2013 and a $0.2 million decrease in expense related to the ESPP due to lower stock prices than fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2014	2013	2012
Cash and cash equivalents	$99,125	$68,976	$51,261
Net loss	(21,474)	(52,179)	(9,256)
Net cash provided by operating activities	35,474	7,735	45,660
Net cash used in investing activities	(6,649)	(10,908)	(21,974)
Net cash provided by (used in) financing activities	1,285	20,975	(48,353)

Fiscal 2014

The $56.9 million difference between reported net loss and cash provided by operating activities during fiscal 2014 was primarily due to $47.0 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization. In addition, we had a $13.4 million decrease in manufacturing inventories primarily due to outsourcing our manufacturing operations and an $8.7 million increase in deferred revenue primarily due to increased service contract revenue deferred at March 31, 2014 compared to March 31, 2013. These were partially offset by a $6.1 million decrease in accrued compensation due to decreased staffing and timing of payroll payments, and a $5.9 million decrease in accounts payable primarily due to decreased purchases.

Cash used in investing activities was primarily due to $6.0 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment to support product development activities, IT equipment and software, largely related to an ERP system upgrade, leasehold improvements in locations we started leasing in the second quarter of fiscal 2014 and the purchase of permanent demo units.

Cash provided by financing activities during fiscal 2014 was primarily due to receipt of $4.4 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, partially offset by $1.9 million paid for taxes due upon vesting of restricted stock and the repurchase of $1.3 million of convertible subordinated debt.

Fiscal 2013

The $59.9 million difference between reported net loss and cash provided by operating activities during fiscal 2013 was primarily due to $52.1 million in non-cash items, the largest of which were share-based compensation, amortization, depreciation and service parts lower of cost or market adjustment. In addition, we had an $11.9 million decrease in accounts receivable primarily due to lower revenue and service billings in the fourth quarter of fiscal 2013 than the fourth quarter of fiscal 2012. This was partially offset by an $8.6 million decrease in accounts payable primarily due to decreased purchases and the timing of payments.

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

Fiscal 2012

The $54.9 million difference between reported net loss and cash provided by operating activities in fiscal 2012 was primarily due to $60.4 million of non-cash expenses, including amortization, share-based compensation, depreciation and service parts lower of cost or market adjustment. In addition, we had an $8.1 million increase in deferred revenue primarily due to increased sales of service contracts. Partially offsetting these was a $21.4 million use of cash from increased manufacturing inventories primarily due to purchasing materials to build and configure new products and securing hard disk drives in light of supply constraints from flooding in Thailand earlier in the fiscal year.

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

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we recorded facility restructuring charges in the fourth quarter of fiscal 2014 and anticipate another nominal charge in the first quarter of fiscal 2015, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through February 2021. As a result, the facility restructuring is not expected to change our cash requirements. Our cash outlay for these lease payments could be reduced in the future if we are able to sublease facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates. For additional information, see Note 8 “Convertible Subordinated Debt and Long-term Debt” to the Consolidated Financial Statements.

We have $203.7 million of convertible subordinated debt outstanding in addition to a line of credit under a Wells Fargo Credit agreement, inclusive of amendments (“WF credit agreement”). We have no outstanding balance on the line of credit. The $203.7 million of convertible subordinated debt is comprised of $133.7 million outstanding principal of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million outstanding principal of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). The terms of the 3.50% notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association and the terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments and no early call provisions.

Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in an escrow account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow to $74.0 million at April 30, 2014. As of April 30, 2014, and during fiscal 2014, we were in compliance with all covenants and had no outstanding balance on the line of credit.

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

The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month and was not applicable in fiscal 2014. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. Repurchases of the subordinated convertible notes is allowed as long as we have a proforma fixed coverage ratio of 1.5 and liquidity of $25 million. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We anticipate the combination of our current cash balance and availability on the line of credit provides us with the ability to repay the 3.50% notes while maintaining sufficient cash to fund operating needs and other obligations. In addition, we plan to generate cash from operating activities in the future, which would provide us with additional operational flexibility.

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

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2014, we had issued non-cancelable commitments for $50.4 million to purchase inventory from our contract manufacturers and suppliers.

Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market purchases or private transactions. As of March 31, 2014, there was $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2014, 2013 and 2012. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the WF credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Convertible subordinated debt	$7,831	$144,716	$73,150	$—	$225,697
Purchase obligations	50,377	—	—	—	50,377
Operating leases	10,919	14,765	11,243	8,471	45,398
Total contractual cash obligations	$69,127	$159,481	$84,393	$8,471	$321,472

The contractual commitments shown above include $22.0 million in interest payments on our various debt obligations. As of March 31, 2014, we had $5.0 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 3 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our significant accounting policies are presented within Note 3 to the Consolidated Financial Statements. Our critical accounting estimates require the most difficult, subjective or complex judgments and are described below. An accounting estimate is considered critical if it requires estimates about the effect of matters that are inherently uncertain when the estimate is made, if different estimates reasonably could have been used or if changes in the estimate that are reasonably possible could materially impact the financial statements. We have discussed the development, selection and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining estimated selling prices and allocating revenue based on the relative selling prices in arrangements with multiple deliverables, including assessing whether we have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) for each deliverable; the interpretation of non-standard terms and conditions in sales agreements; assessments of future price adjustments, such as rebates, price protection and future product returns and estimates for contractual licensee fees.

When we enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, these arrangements require us to identify each deliverable and determine its estimated selling price following the relative selling price hierarchy. Additionally, we sometimes use judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and non-software components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue.

When we enter into multiple deliverable revenue arrangements with customers which are not subject to software revenue guidance, we use judgment to (1) separate the deliverables based on specific criteria, (2) assign an estimated selling price to each deliverable based on the selling price hierarchy using VSOE, TPE or best estimate of selling price (“BESP”) and (3) allocate the total arrangement consideration using the relative selling price method. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use BESP. We use judgment to determine BESP, which is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. In this determination we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds in fiscal 2014 and fiscal 2013. During both fiscal 2014 and 2013, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

We had no outstanding borrowings under the WF credit agreement and our convertible subordinated notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ deficit present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31,2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 6, 2014

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$99,125	$68,976
Restricted cash	2,760	3,023
Accounts receivable, net of allowance for doubtful accounts of $88 and $62, respectively	101,605	96,835
Manufacturing inventories	34,815	53,075
Service parts inventories	25,629	35,368
Other current assets	10,161	11,831
Total current assets	274,095	269,108
Long-term assets:
Property and equipment, less accumulated depreciation	17,574	21,456
Intangible assets, less accumulated amortization	3,911	12,813
Goodwill	55,613	55,613
Other long-term assets	10,605	9,892
Total long-term assets	87,703	99,774
	$361,798	$368,882
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,792	$47,634
Accrued warranty	6,116	7,520
Deferred revenue, current	98,098	91,108
Accrued restructuring charges, current	4,345	3,021
Accrued compensation	25,036	30,964
Other accrued liabilities	15,168	14,569
Total current liabilities	190,555	194,816
Long-term liabilities:
Deferred revenue, long-term	40,054	38,393
Accrued restructuring charges, long-term	4,023	1,735
Convertible subordinated debt	203,735	205,000
Other long-term liabilities	10,831	11,301
Total long-term liabilities	258,643	256,429
Commitments and contingencies
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2014 and 2013	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 250,410 and 243,080 shares issued and outstanding as of March 31, 2014 and 2013, respectively	2,504	2,431
Capital in excess of par value	443,547	427,611
Accumulated deficit	(540,071)	(518,597)
Accumulated other comprehensive income	6,620	6,192
Stockholders’ deficit	(87,400)	(82,363)
	$361,798	$368,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2014	2013	2012
Product revenue	$348,318	$398,910	$451,469
Service revenue	147,199	144,037	144,364
Royalty revenue	57,648	44,492	56,154
Total revenue	553,165	587,439	651,987
Product cost of revenue	237,076	267,274	290,376
Service cost of revenue	75,930	79,604	88,466
Restructuring charges related to cost of revenue	539	—	(300)
Total cost of revenue	313,545	346,878	378,542
Gross margin	239,620	240,561	273,445
Operating expenses:
Research and development	64,375	73,960	74,365
Sales and marketing	118,771	136,873	131,239
General and administrative	57,865	62,017	62,666
Restructuring charges	10,675	10,171	1,930
Total operating expenses	251,686	283,021	270,200
Gain on sale of assets	267	—	1,500
Income (loss) from operations	(11,799)	(42,460)	4,745
Other income and expense	1,296	(216)	(118)
Interest expense	(9,754)	(8,342)	(10,686)
Loss on debt extinguishment	—	—	(2,310)
Loss before income taxes	(20,257)	(51,018)	(8,369)
Income tax provision	1,217	1,161	887
Net loss	$(21,474)	$(52,179)	$(9,256)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.04)

Weighted average common and common equivalent shares:
Basic and diluted	247,024	239,855	232,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the year ended March 31,
	2014	2013	2012
Net loss	$(21,474)	$(52,179)	$(9,256)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	679	(583)	(513)
Net unrealized gain (loss) on revaluation of long-term intercompany balances, net of taxes of $(67), $51 and $(52), respectively	(251)	192	(197)
Total other comprehensive income (loss)	428	(391)	(710)
Total comprehensive loss	$(21,046)	$(52,570)	$(9,966)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(21,474)	$(52,179)	$(9,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,713	12,413	11,774
Amortization	10,536	14,646	23,101
Service parts lower of cost or market adjustment	11,307	10,081	10,736
Loss on debt extinguishment	—	—	2,310
Deferred income taxes	36	(142)	(1,280)
Share-based compensation	13,459	15,139	13,737
Other non-cash	983	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,770)	11,880	4,517
Manufacturing inventories	13,352	(2,098)	(21,373)
Service parts inventories	2,675	3,735	3,642
Accounts payable	(5,881)	(8,630)	4,107
Accrued warranty	(1,404)	(66)	552
Deferred revenue	8,651	(370)	8,073
Accrued restructuring charges	3,619	3,009	(2,284)
Accrued compensation	(6,140)	(1,663)	1,118
Other assets and liabilities	(188)	1,980	(3,814)
Net cash provided by operating activities	35,474	7,735	45,660

Cash flows from investing activities:
Purchases of property and equipment	(5,957)	(10,099)	(11,414)
(Increase) decrease in restricted cash	426	1,113	(2,505)
Purchase of other investments	(1,118)	(2,169)	—
Return of principal from other investments	—	247	97
Payment for business acquisition, net of cash acquired	—	—	(8,152)
Net cash used in investing activities	(6,649)	(10,908)	(21,974)

Cash flows from financing activities:
Borrowings of long-term debt, net	—	—	48,535
Repayments of long-term debt	—	(49,495)	(104,334)
Borrowings of convertible subordinated debt, net	—	67,701	—
Repayments of convertible subordinated debt	(1,265)	—	—
Payment of taxes due upon vesting of restricted stock	(1,880)	(2,036)	(2,944)
Proceeds from issuance of common stock	4,430	4,805	10,390
Net cash provided by (used in) financing activities	1,285	20,975	(48,353)

Effect of exchange rate changes on cash and cash equivalents	39	(87)	(82)
Net increase (decrease) in cash and cash equivalents	30,149	17,715	(24,749)
Cash and cash equivalents at beginning of period	68,976	51,261	76,010
Cash and cash equivalents at end of period	$99,125	$68,976	$51,261

Supplemental disclosure of cash flow information:
Fair value of common stock issued for business combination	$—	$—	$2,767
Purchases of property and equipment included in accounts payable	649	354	1,902
Cash paid during the year for:
Interest	8,247	5,672	8,266
Income taxes, net of refunds	574	2,596	1,857

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2011	227,311	$2,273	$385,911	$(457,162)	$7,293	$(61,685)
Net loss	—	—	—	(9,256)	—	(9,256)
Foreign currency translation adjustments	—	—	—	—	(513)	(513)
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(52)	—	—	—	—	(197)	(197)
Shares issued under employee stock purchase plan	3,036	31	5,012	—	—	5,043
Shares issued under employee stock incentive plans, net	5,084	51	2,352	—	—	2,403
Shares issued in connection with business acquisition	971	9	2,758	—	—	2,767
Share-based compensation expense	—	—	13,737	—	—	13,737
Balances as of March 31, 2012	236,402	2,364	409,770	(466,418)	6,583	(47,701)
Net loss	—	—	—	(52,179)	—	(52,179)
Foreign currency translation adjustments	—	—	—	—	(583)	(583)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $51	—	—	—	—	192	192
Shares issued under employee stock purchase plan	3,783	38	4,402	—	—	4,440
Shares issued under employee stock incentive plans, net	2,895	29	(1,700)	—	—	(1,671)
Share-based compensation expense	—	—	15,139	—	—	15,139
Balances as of March 31, 2013	243,080	2,431	427,611	(518,597)	6,192	(82,363)
Net loss	—	—	—	(21,474)	—	(21,474)
Foreign currency translation adjustments	—	—	—	—	679	679
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(67)	—	—	—	—	(251)	(251)
Shares issued under employee stock purchase plan	3,220	32	3,424	—	—	3,456
Shares issued under employee stock incentive plans, net	4,110	41	(947)	—	—	(906)
Share-based compensation expense	—	—	13,459	—	—	13,459
Balances as of March 31, 2014	250,410	$2,504	$443,547	$(540,071)	$6,620	$(87,400)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, transforming and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, have trusted us to address their most demanding content workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, offering indefinite retention and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

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

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the first quarter of fiscal 2014, we identified an error related to certain allowances recorded for estimated future price adjustments on products and services sold to our customers. The error had accumulated over a significant number of years, resulting in a $1.5 million cumulative overstatement of revenue and accounts receivable at April 1, 2013. Revenue for fiscal 2013 and 2012 was $0.1 million overstated and $0.1 million understated, respectively, as a result of this error. In addition, in fiscal 2013 we identified a $0.7 million under accrual of sales commission expense for the fourth quarter of fiscal 2013 that was not previously recorded in fiscal 2013. Sales and marketing expense in fiscal 2013 was understated by $0.7 million as a result of this error. The cumulative effect of recording these items in fiscal 2014 would have been a $2.2 million increase in net loss for the year.

In addition, we had previously identified the following items:

  A $0.5 million understatement of royalty revenue in fiscal 2011 that was corrected as an out-of-period adjustment in fiscal 2012; and
  A $0.9 million understatement of payroll tax expense on commissions that was corrected as an out-of-period adjustment to sales and marketing expense in fiscal 2013. Of the cumulative adjustment, $0.3 million related to fiscal 2012 and $0.6 million related to periods prior to fiscal 2012.

In the first quarter of fiscal 2014, we evaluated these errors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 and determined that the cumulative impact of errors was not material to our results of operations, financial position or cash flows in our previously issued financial statements and; therefore, amendments of previously filed reports are not required. However, if the entire correction of the errors had been recorded during the first quarter of fiscal 2014, the impact would have been significant to the Consolidated Statement of Operations for the quarter ended June 30, 2013. As a result, we revised our prior period financial statements to reflect the correction of these errors.

In the third quarter of fiscal 2014, we identified three balance sheet misclassifications between current and long-term balances related to certain prepaid expenses, restructuring accruals and straight-line rent balances. As of March 31, 2013, current assets were overstated by $0.4 million and current liabilities were overstated by $7.4 million for these items. We determined these balance sheet reclassifications were not material and did not change our conclusion to revise our prior period financial statements made in the first quarter of fiscal 2014. We reflected these reclassifications in our Consolidated Balance Sheet as of March 31, 2013 as a further revision of our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin No. 108 (“SAB No. 108”).

In the fourth quarter of fiscal 2014, we identified an error related to straight-line rent expense that had accumulated since fiscal 2006, resulting in a $2.1 million cumulative overstatement of rent expense and total other accrued liabilities and other long-term liabilities at April 1, 2013. General and administrative expense was overstated by $0.2 million for both fiscal 2013 and 2012 as a result of this error. We also identified an additional error related to certain allowances recorded for estimated future price adjustments with a cumulative $0.7 million overstatement of revenue and accounts receivable related to periods prior to fiscal 2012.

We have determined that it is appropriate to further revise our prior period financial statements as a result of the errors identified in the third and fourth quarters of fiscal 2014, in accordance with SAB No. 108. The revisions to correct these items in the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revisions had no net impact on our net income (loss) per diluted share for any prior period.

We believe the foregoing revisions are not material to any prior period’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss or Consolidated Statements of Stockholders’ Deficit and have no impact on the Consolidated Statement of Cash Flows. The impact of these revisions to our Consolidated Balance Sheet at March 31, 2013; our Consolidated Statements of Operations for the years ended March 31, 2013 and 2012; and our Condensed Consolidated Statements of Operations for the first three quarters of fiscal 2014 and each quarter of fiscal 2013 is summarized as follows (in thousands, except per share amounts):

Consolidated Balance Sheets

	As of March 31, 2013
	As Reported	As Revised
Accounts receivable	$99,093	$96,835
Other current assets	12,192	11,831
Total current assets	271,727	269,108
Other long-term assets	9,531	9,892
Total long-term assets	99,413	99,774
Total assets	371,140	368,882
Accrued restructuring charges, current	4,756	3,021
Accrued compensation	30,311	30,964
Other accrued liabilities	20,188	14,569
Total current liabilities	201,517	194,816
Accrued restructuring charges, long-term	—	1,735
Other long-term liabilities	7,812	11,301
Total long-term liabilities	251,205	256,429
Accumulated deficit	(517,816)	(518,597)
Stockholders’ deficit	(81,582)	(82,363)
Total liabilities and stockholders’ deficit	371,140	368,882

Consolidated Statements of Operations – Annual

	Fiscal Year Ended March 31,
	2013		2012
	As Reported	As Revised	As Reported	As Revised
Product revenue	$399,043	$398,910	$451,340	$451,469
Royalty revenue	44,492	44,492	56,666	56,154
Total revenue	587,572	587,439	652,370	651,987
Cost of service revenue	79,647	79,604	88,459	88,466
Total cost of revenue	346,921	346,878	378,535	378,542
Gross margin	240,651	240,561	273,835	273,445
Sales and marketing expenses	137,041	136,873	130,938	131,239
General and administrative expenses	62,179	62,017	62,910	62,666
Total operating expenses	283,351	283,021	270,143	270,200
Income (loss) from operations	(42,700)	(42,460)	5,192	4,745
Loss before income taxes	(51,258)	(51,018)	(7,922)	(8,369)
Net loss	(52,419)	(52,179)	(8,809)	(9,256)
Diluted net loss per share	(0.22)	(0.22)	(0.04)	(0.04)

Consolidated Statements of Operations – Quarterly – Fiscal 2014 - Unaudited

	Fiscal 2014
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$85,969	$85,849	$84,707	$84,756
Total revenue	147,969	147,849	131,430	131,479
Gross margin	69,955	69,835	56,343	56,392
General and administrative expenses	14,697	14,689	14,813	14,795
Total operating expenses	64,108	64,100	61,375	61,357
Income (loss) from operations	5,847	5,735	(5,032)	(4,965)
Income (loss) before income taxes	3,783	3,671	(7,426)	(7,359)
Net income (loss)	3,393	3,281	(7,960)	(7,893)
Diluted net income (loss) per share	0.01	0.01	(0.03)	(0.03)

	3rd Quarter
	As Reported	As Revised
Product revenue	$98,348	$98,287
Total revenue	145,930	145,869
Gross margin	61,434	61,373
General and administrative expenses	14,279	14,261
Total operating expenses	61,471	61,453
Loss from operations	(37)	(80)
Loss before income taxes	(2,107)	(2,150)
Net loss	(2,415)	(2,458)
Diluted net loss per share	(0.01)	(0.01)

Consolidated Statements of Operations – Quarterly – Fiscal 2013 - Unaudited

	Fiscal 2013
	1st Quarter		2nd Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$93,811	$93,778	$100,067	$100,034
Total revenue	140,879	140,846	147,340	147,307
Cost of service revenue	20,334	20,304	20,232	20,232
Total cost of revenue	85,084	85,054	88,116	88,116
Gross margin	55,795	55,792	59,224	59,191
Sales and marketing expenses	35,278	34,444	34,441	34,441
General and administrative expenses	16,780	16,739	15,279	15,238
Total operating expenses	70,607	69,732	69,195	69,154
Loss from operations	(14,812)	(13,940)	(9,971)	(9,963)
Loss before income taxes	(16,999)	(16,127)	(11,898)	(11,890)
Net loss	(17,498)	(16,626)	(12,268)	(12,260)
Diluted net loss per share	(0.07)	(0.07)	(0.05)	(0.05)

	3rd Quarter		4th Quarter
	As Reported	As Revised	As Reported	As Revised
Product revenue	$112,517	$112,483	$92,648	$92,615
Total revenue	159,395	159,361	139,958	139,925
Cost of service revenue	19,360	19,360	19,721	19,708
Total cost of revenue	91,367	91,367	82,354	82,341
Gross margin	68,028	67,994	57,604	57,584
Sales and marketing expenses	33,588	33,588	33,734	34,400
General and administrative expenses	14,851	14,810	15,269	15,230
Total operating expenses	73,656	73,615	69,893	70,520
Loss from operations	(5,628)	(5,621)	(12,289)	(12,936)
Loss before income taxes	(7,798)	(7,791)	(14,563)	(15,210)
Net loss	(8,146)	(8,139)	(14,507)	(15,154)
Diluted net loss per share	(0.04)	(0.04)	(0.06)	(0.06)

These revisions impacted our Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Comprehensive Loss and Consolidated Statements of Stockholders’ Deficit for each period by an amount equal to the impact to net income (loss) for the applicable period.

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

Multiple Element Arrangements

We enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, and these arrangements require assessment of each deliverable to determine its estimated selling price. Additionally, we use judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and non-software components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue. The majority of our products are hardware products which contain software essential to the overall functionality of the product. Hardware products are generally sold with customer field support agreements.

For arrangements with multiple elements, arrangement consideration is first allocated between software (consisting of nonessential and stand-alone software) and non-software deliverables on a relative fair value basis.

Arrangement consideration in such multiple element transactions is allocated to each non-software element based on the fair value hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. For BESP, we consider our discounting and internal pricing practices.

For software deliverables, we allocate revenue between multiple elements based on software revenue recognition guidance, which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, DMRs, OEMs and end users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance.

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

Product Revenue — Software

For software products, we generally recognize revenue upon delivery of the software. Revenue from post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue and recognized ratably over the term of the support agreement.

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

Service Revenue

Revenue for service is generally recognized upon services being rendered. Service revenue primarily consists of customer field support agreements for our hardware products. For customer field support agreements, revenue equal to the separately stated price of these service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period.

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

Service Cost of Revenue

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $13.6 million, $16.0 million and $20.3 million in fiscal 2014, 2013 and 2012, respectively.

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

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2014, 2013 and 2012 was $8.4 million, $8.2 million and $4.3 million, respectively.

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

Share-Based Compensation

For the majority of our share-based awards, we account for share-based compensation using the Black-Scholes stock option pricing model to estimate the fair value of share-based awards at the date of grant. For awards that contain market conditions, we use a Monte-Carlo simulation model to estimate the fair value of share-based awards. Both the Black-Scholes and Monte-Carlo models require the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions in either model could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are also reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense were a $0.3 million gain in fiscal 2014, a $0.5 million loss in fiscal 2013 and a $0.1 million loss in fiscal 2012.

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

Investments in private technology venture limited partnerships are currently accounted for using the equity method because we are deemed to have influence. Ownership interests in these limited partnerships are accounted for under the equity method unless our interest is so minor that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and, for the majority of our customers, require no collateral. For customers that do not meet our credit standards, we often require a form of collateral, such as cash deposits or letters of credit, prior to the completion of a transaction. These credit evaluations require significant judgment and are based on multiple sources of information. We analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectability of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

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

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 1 to 3 years and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their current carrying value. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and we dispose of parts with no use and a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Amortizable Intangible and Other Long-lived Assets

We review the useful lives of amortizable intangible and other long-lived assets (“long-lived assets”) quarterly and review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The company operates as a single reporting unit for business and operating purposes, and our impairment evaluation also treats the company as a single asset group. Impairment indicators we consider include a significant decrease in the market price of our long-lived asset group, adverse changes in the extent or manner in which our long-lived assets are being used, adverse changes in the business climate that could affect the value of our long-lived assets, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of our long-lived assets and an expectation that it is more likely than not our long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. If we identify impairment indicators, we evaluate recoverability using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. If impairment is indicated, an impairment charge is recorded to write the long-lived assets down to their estimated fair value.

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

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2014 and 2013, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the Wells Fargo credit agreement (“WF credit agreement”).

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

The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2014	2013
Money market funds	$93,077	$60,496

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets and goodwill. We did not record impairments to any non-financial assets in fiscal 2014 or fiscal 2013. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Our financial liabilities were comprised solely of convertible subordinated debt at March 31, 2014 and 2013. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of March 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$203,735	$203,820	$205,000	$194,639

Amortization

In the Consolidated Statements of Cash Flows, amortization is comprised of amortization for intangibles and amortization of capitalized debt fees.

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

We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we may require collateral, including cash deposits and letters of credit, prior to the completion of a transaction. We do not believe we have significant credit risk beyond that provided for in the financial statements in the ordinary course of business.

Sales to our top five customers represented 31% of revenue in fiscal 2014 compared to 32% of revenue in fiscal 2013 and 34% of revenue in fiscal 2012. We had no customers that comprised 10% or greater of revenue in fiscal 2014, fiscal 2013 or fiscal 2012.

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. We early adopted ASU 2012-05 in the fourth quarter of fiscal 2014 and adoption did not impact our statements of financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, disclosure of these significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income is required. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 in the first quarter of fiscal 2014 and adoption did not impact our statements of financial position or results of operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will adopt ASU 2013-11 prospectively in the first quarter of fiscal 2015 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 4: ACQUISITION

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

The amortizable intangible assets are all related to developed technology and are included in purchased technology within Note 6 “Intangible Assets and Goodwill.” Purchased technology, which comprises products that have reached technological feasibility, was primarily related to SmartRead®. SmartRead is patented technology, primarily comprised of a set of algorithms that reduce storage input-output when performing maintenance tasks such as backup, replication or migration of virtual machines. Pancetera products containing the SmartRead technology included SmartViewTM and SmartMotionTM, which have been rebranded as vmPRO software solutions. Purchased technology intangible assets also include a combination of Pancetera processes, patents and trade secrets related to the design and development of these products. This proprietary know-how can be leveraged to develop new technology and improve our products. The SmartRead purchased technology intangible asset has an amortization period of four years.

IPR&D represents incomplete Pancetera research and development projects that had not reached technological feasibility as of the acquisition date. Due to the nature of IPR&D, the expected life is indeterminate and we periodically evaluate for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects. During fiscal 2014 and fiscal 2013, $0.1 million and $0.2 million, respectively, of IPR&D reached technological feasibility, was transferred to amortizable purchased technology intangible assets and is being amortized over its estimated useful life of four years.

The goodwill as a result of this acquisition is not expected to be deductible for tax purposes. In addition, we incurred acquisition expenses of $0.3 million during fiscal 2012 which were included in general and administrative expense in our Consolidated Statements of Operations.

NOTE 5: BALANCE SHEET DETAILS

Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31,
	2014	2013
Cash	$8,808	$11,503
Money market funds	93,077	60,496
	$101,885	$71,999

Manufacturing inventories consisted of (in thousands):

	As of March 31,
	2014	2013
Finished goods	$18,069	$19,480
Work in process	1,056	8,633
Materials and purchased parts	15,690	24,962
	$34,815	$53,075

Service parts inventories consisted of (in thousands):

	As of March 31,
	2014	2013
Finished goods	$17,926	$19,750
Component parts	7,703	15,618
	$25,629	$35,368

Property and equipment consisted of (in thousands):

	As of March 31,
	2014	2013
Machinery and equipment	$119,783	$149,245
Furniture and fixtures	6,127	6,521
Leasehold improvements	20,116	19,734
	146,026	175,500
Less: accumulated depreciation	(128,452)	(154,044)
	$17,574	$21,456

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

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
  Our tape automation products, disk systems and software, in particular, have long development cycles; these products have experienced long product life cycles; and
  Our ability to leverage core technology into data protection and scale-out storage and archive solutions and, therefore, to extend the lives of these technologies.

Acquired IPR&D is amortized over its estimated useful life once technological feasibility is reached. If IPR&D is determined to not have technological feasibility or is abandoned, we write off the IPR&D in that period.

Following is the weighted average amortization period for our amortizable intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	6.0
Customer lists	7.6
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012 follows (in thousands):

	For the year ended March 31,
	2014	2013	2012
Purchased technology	$1,476	$3,775	$7,583
Trademarks	—	244	700
Non-compete agreements	—	—	32
Customer lists	7,426	9,280	12,428
	$8,902	$13,299	$20,743

The following table provides a summary of the carrying value of intangible assets (in thousands):

	As of March 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,475	$(178,348)	$1,127	$180,613	$(178,168)	$2,445
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	76,019	(73,235)	2,784	105,719	(95,509)	10,210
In-process research and development	—	—	—	158	—	158
	$259,394	$(255,483)	$3,911	$290,390	$(277,577)	$12,813

The total expected future amortization related to amortizable intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2015	$3,628
Fiscal 2016	177
Fiscal 2017	71
Fiscal 2018	35
Total as of March 31, 2014	$3,911

We evaluate our amortizable intangible and other long-lived assets for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in fiscal 2014, 2013 and 2012. In fiscal 2014 and fiscal 2013, we wrote off $31.0 million and $3.2 million, respectively, of fully amortized intangible assets related to fiscal 2002, 2003, 2006 and 2007 acquisitions. In-process research and development of $0.1 million and $0.2 million reached technological feasibility during fiscal 2014 and fiscal 2013, respectively, was transferred to amortizable purchased technology intangible assets and is being amortized over its estimated useful life.

Goodwill

The following provides a summary of the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance March 31, 2013 and March 31, 2014	$394,613	$(339,000)	$55,613

Our annual impairment evaluation for goodwill in the fourth quarters of fiscal 2014, 2013 and 2012 did not indicate any impairment of our goodwill in fiscal 2014, 2013 and 2012.

NOTE 7: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2014	2013
Beginning balance	$7,520	$7,586
Additional warranties issued	8,508	9,632
Adjustments for warranties issued in prior fiscal years	(228)	1,070
Settlements	(9,684)	(10,768)
Ending balance	$6,116	$7,520

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

NOTE 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Convertible Subordinated Debt

4.50% Notes

On October 31, 2012, we issued $60 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. Interest began to accrue on October 31, 2012. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of fees for the 4.50% notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the term of the notes and are included in amortization in the Consolidated Statements of Cash Flows.

3.50% Notes

On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 with a conversion price of $4.33 per share of our common stock (“3.50% notes”). We may not redeem the 3.50% notes prior to their maturity date although investors may convert the 3.50% notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act, the 3.50% notes have not been registered under the Securities Act. We pay 3.50% interest per annum on the principal amount of the 3.50% notes semi-annually on May 15 and November 15 of each year. The terms of the 3.50% notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The 3.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $5.0 million of loan fees in fiscal 2011 for the 3.50% notes which are included in other long-term assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the term of the notes and are included in amortization in the Consolidated Statements of Cash Flows. On March 11, 2014, we entered into a private transaction with a note holder to repurchase $1.3 million of aggregate principal amount of notes for $1.3 million.

Long-Term Debt

Wells Fargo Credit Agreement

On March 29, 2012, we refinanced the secured credit agreement with Credit Suisse by entering into a senior secured credit agreement with Wells Fargo Capital Finance, LLC. We incurred and capitalized $1.0 million of fees related to the WF credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the term of the WF credit agreement in the Consolidated Statements of Operations and are included in amortization expense in the Consolidated Statements of Cash Flows. Amounts borrowed are included in long-term debt on the Consolidated Balance Sheets.

On April 24, 2014, the WF credit agreement was amended to allow us to use proceeds from the credit agreement to repay the convertible subordinated notes so long as we have a fixed charge coverage ratio of 1.5 and liquidity of $25 million. The amendment also impacted the available line, maturity date and certain covenants and compliance obligations which are reflected below. In addition, there were amendments in fiscal 2013 and fiscal 2014, including an amendment to allow the assignment of one third of the total revolver commitment to Silicon Valley Bank and other conforming and related modifications.

Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in an escrow account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.

There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow to $54.0 million at March 31, 2014, which increased to $74.0 million with the April 2014 amendment.

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

The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15.0 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5.0 million at any time during the month and was not applicable in fiscal 2014. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20.0 million at all times. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5.0 million; otherwise they are to be filed quarterly.

As of March 31, 2014, and during fiscal 2014, we were in compliance with all covenants and had no outstanding balance on the line of credit.

Credit Suisse Credit Agreement

On July 12, 2007, we refinanced a prior credit facility by entering into a senior secured credit agreement with Credit Suisse providing a $50 million revolving credit facility and a $400 million senior secured term loan (“CS credit agreement”). We incurred and capitalized $8.1 million of loan fees related to the CS credit agreement which were included in other long-term assets in our Consolidated Balance Sheets and were amortized to interest expense over the respective loan terms in the Consolidated Statements of Operations. The amount amortized in each fiscal year was included in amortization expense in the Consolidated Statements of Cash Flows. In fiscal 2012, we fully extinguished the term loan and CS credit agreement.

Loss on Debt Extinguishment

In fiscal 2012, in connection with fully extinguishing the CS term loan and credit agreement on March 29, 2012, we wrote off $2.3 million of unamortized debt costs related to the CS term loan and credit agreement.

Debt Maturities

A summary of the scheduled maturities for our outstanding debt as of March 31, 2014 follows (in thousands):

Debt Maturity
Fiscal 2015	$—
Fiscal 2016	133,735
Fiscal 2017	—
Fiscal 2018	70,000
Total as of March 31, 2014	$203,735

NOTE 9: RESTRUCTURING CHARGES

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability and generate cash from operations. In fiscal 2014, 2013 and 2012, restructuring actions to consolidate operations supporting our business were the result of strategic management decisions. The following summarizes the type of restructuring expense for fiscal 2014, 2013 and 2012 (in thousands):

	For the year ended March 31,
	2014	2013	2012
Restructuring expense (benefit) related to cost of revenue	$539	$—	$(300)
Restructuring expense in operating expense	10,675	10,171	1,930
	$11,214	$10,171	$1,630

	For the year ended March 31,
	2014	2013	2012
Severance and benefits	$6,139	$8,251	$1,585
Facilities	4,303	1,920	345
Other	772	—	(300)
	$11,214	$10,171	$1,630

Fiscal 2014

Restructuring charges in fiscal 2014 were primarily due to strategic management decisions to outsource our manufacturing operations and further consolidate repair and service activities, inclusive of exiting manufacturing facilities. In addition, we had additional consolidation in research and development, sales and marketing and administrative activities and teams to align our workforce with our continuing operations plans. Severance and benefits charges of $6.1 million in fiscal 2014 were attributable to positions eliminated worldwide, with the majority of positions eliminated in the U.S. Facility restructuring charges of $4.3 million in fiscal 2014 were primarily due to accruing the remaining lease obligation for the vacated portion of our manufacturing facility in the U.S, reduced by estimated future sublease amounts. Other restructuring charges of $0.8 million were primarily due to charges related to cost of sales as a result of our manufacturing outsource decision.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2011	$2,885	$843	$300	$4,028
Restructuring costs	1,864	345	—	2,209
Restructuring charge reversal	(279)	—	(300)	(579)
Cash payments	(3,181)	(748)	—	(3,929)
Assumed restructuring liability	23	—	—	23
Balance as of March 31, 2012	1,312	440	—	1,752
Restructuring costs	8,815	1,920	—	10,735
Restructuring charge reversal	(564)	—	—	(564)
Cash payments	(6,852)	(315)	—	(7,167)
Balance as of March 31, 2013	2,711	2,045	—	4,756
Restructuring costs	7,522	4,392	772	12,686
Restructuring charge reversal	(1,383)	(89)	—	(1,472)
Cash payments	(7,276)	(607)	(702)	(8,585)
Other non-cash	—	983	—	983
Balance as of March 31, 2014	$1,574	$6,724	$70	$8,368
Estimated timing of future payouts:
Fiscal 2015	$1,574	$2,701	$70	$4,345
Fiscal 2016 to 2021	—	4,023	—	4,023
	$1,574	$6,724	$70	$8,368

The $8.4 million restructuring accrual as of March 31, 2014 is primarily comprised of facilities obligations in addition to severance, benefit and other restructuring obligations. The majority of the severance and benefits obligations and the other restructuring liability are expected to be paid during the first half of fiscal 2015, with the remainder paid in the second half of fiscal 2015. The amounts accrued for vacant facilities will be paid over their respective lease terms, which continue through fiscal 2021.

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

NOTE 10: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Description of Stock Incentive Plans

2012 Long-Term Incentive Plan

We have a stockholder approved 2012 Long-Term Incentive Plan (the “Plan”) which had 34.1 million shares authorized at March 31, 2014. There were 14.1 million shares available for grant, and 19.4 million stock options and restricted shares were outstanding under the Plan as of March 31, 2014, which expire at various times through April 2018.

Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted to employees vest over three years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock units granted under the Plan are subject to forfeiture if employment terminates.

Other Stock Incentive Plans

In addition to the Plan, we have other stock incentive plans which are inactive for future share grant purposes, including plans assumed in acquisitions, under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to employees, consultants, officers and affiliates were authorized (“Other Plans”). During fiscal 2012, we assumed outstanding unvested options and unvested restricted shares of Pancetera which were exchanged into options and restricted shares of Quantum common stock, respectively, in accordance with the merger agreement. As of June 13, 2011, Pancetera had approximately 0.8 million unvested stock options and 0.5 million unvested restricted shares outstanding. Based on the exchange ratio of 0.2403 calculated in accordance with the formula in the merger agreement, we assumed the outstanding unvested options, which were exercisable for an aggregate of 194,000 shares of Quantum common stock. Based on the relative cash and stock consideration for Pancetera shares per the merger agreement, the unvested restricted shares became 33,000 unvested restricted shares of Quantum common stock and $200,000 in cash held in escrow. The estimated fair value of unvested Pancetera options, unvested restricted shares and cash held in escrow related to future service was recognized over the remaining service period. Service periods were completed in fiscal 2012 and fiscal 2013, and amounts in escrow were released during fiscal 2013 in accordance with the applicable agreements.

Stock options granted and assumed under the Other Plans generally vest over one to four years and expire seven to ten years after the grant date, and restricted stock granted under the Other Plans generally vest over one to three years. The Other Plans have been terminated, and outstanding stock options and restricted stock units granted and assumed remain outstanding and continue to be governed by the terms and conditions of the respective Other Plan. Stock options and restricted stock granted under the Other Plans are subject to forfeiture if employment terminates. Stock options under the Other Plans were granted at prices determined by the Board of Directors, but at not less than the fair market value and stock options assumed were governed by the respective acquisition agreement. Stock options under the Other Plans expire at various times through June 2021.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The maximum number of shares that may be issued under the Purchase Plan is 57.8 million shares. As of March 31, 2014, 55.9 million shares had been issued. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of two million shares to be purchased in any six month offering period. Employees purchased 3.2 million shares, 3.8 million shares and 3.0 million shares of common stock under the Purchase Plan in fiscal 2014, 2013, and 2012, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.07, $1.17 and $1.66 in fiscal 2014, 2013 and 2012, respectively. There were 1.9 million shares available for issuance as of March 31, 2014.

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

We granted 0.8 million RSUs with market conditions (“market RSUs”) in fiscal 2014 and estimated the fair value of these market RSUs using a Monte Carlo simulation model. The number of market RSUs is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates. The Monte Carlo model requires the input of assumptions including expected volatility, risk-free interest rate and expected term in order to simulate a large number of possible outcomes to provide an estimated fair value of the market RSUs. We used an expected volatility of 66%, a risk free interest rate of 0.5% and expected terms of ten months, twenty two months and thirty four months that mirrors the various vesting dates of the awards. The estimated fair value of the market RSUs was $0.7 million which will be recognized over the respective vesting periods of the awards.

During fiscal 2014, we granted 0.2 million RSUs with performance conditions (“performance RSUs”) and the fair value of the performance RSUs at the grant date was $0.2 million. Performance RSUs would have become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2014. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of March 31, 2014, the revenue and operating income targets were not met, the performance RSUs were cancelled in accordance with the grant agreement; and, therefore, no share-based compensation expense was recognized for the performance RSUs.

Stock Options

No stock options were granted in fiscal 2014 or fiscal 2013. The weighted-average estimated fair values and the assumptions used in calculating fair values for stock options granted during each fiscal period are as follows:

	For the year ended March 31,
	2014	2013	2012
Stock option life (in years)	n/a	n/a	4.0
Risk-free interest rate	n/a	n/a	1.57%
Stock price volatility	n/a	n/a	112.33%
Weighted-average grant date fair value	n/a	n/a	$1.91

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

Stock Purchase Plan

The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2014	2013	2012
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.07%	0.13%	0.06%
Stock price volatility	43.71%	69.73%	70.29%
Weighted-average grant date fair value	$0.40	$0.48	$0.82

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2014	2013	2012
Share-based compensation expense:
Cost of revenue	$1,963	$2,389	$2,203
Research and development	3,430	3,665	3,250
Sales and marketing	4,097	4,699	4,048
General and administrative	3,969	4,386	4,236
Total share-based compensation expense	$13,459	$15,139	$13,737

	For the year ended March 31,
	2014	2013	2012
Share-based compensation by type of award:
Stock options	$826	$1,681	$2,622
Restricted stock	11,356	11,630	9,053
Stock purchase plan	1,277	1,828	2,062
Total share-based compensation expense	$13,459	$15,139	$13,737

The total share-based compensation cost capitalized as part of inventory as of March 31, 2014 and 2013 was not material. During fiscal 2014, 2013 and 2012, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.

As of March 31, 2014, there was $0.7 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 years. Total intrinsic value of stock options exercised for the years ended March 31, 2014, 2013 and 2012 was $0.4 million, $0.3 million and $3.7 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2014, there was $13.7 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.7 years. Total fair value of awards released during the years ended March 31, 2014, 2013 and 2012 was $6.2 million, $7.4 million and $9.4 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	22,080	$2.43
Granted and assumed	1,619	2.33
Exercised	(2,982)	1.79
Forfeited	(619)	1.90
Expired	(704)	8.25
Outstanding as of March 31, 2012	19,394	2.32
Exercised	(379)	0.96
Forfeited	(406)	2.43
Expired	(2,559)	3.65
Outstanding as of March 31, 2013	16,050	2.14
Exercised	(989)	0.98
Forfeited	(3,199)	3.44
Expired	(3,865)	2.11
Outstanding as of March 31, 2014	7,997	$1.78	2.04	$1,007
Vested and expected to vest at March 31, 2014	7,980	$1.77	2.03	$1,007
Exercisable as of March 31, 2014	7,641	$1.74	1.95	$1,006

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2014 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.11	-	$0.63	159	$0.56	5.14	157	$0.56
$0.77	-	$0.98	3,615	0.98	2.18	3,615	0.98
$1.00	-	$1.39	589	1.21	1.69	589	1.21
$1.52	-	$2.17	579	1.63	0.75	579	1.63
$2.30	-	$3.40	2,830	2.83	2.14	2,476	2.88
$4.00	-	$4.00	225	4.00	0.59	225	4.00
			7,997	$1.78	2.04	7,641	$1.74

Expiration dates ranged from April 2014 to June 2021 for stock options outstanding at March 31, 2014. Prices for stock options exercised during the three-year period ended March 31, 2014, ranged from $0.11 to $3.10.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2011	6,640	$1.95
Granted and assumed	6,669	3.14
Vested	(3,058)	1.88
Forfeited	(1,390)	2.73
Nonvested at March 31, 2012	8,861	2.75
Granted	5,514	1.98
Vested	(3,566)	2.55
Forfeited	(922)	2.30
Nonvested at March 31, 2013	9,887	2.43
Granted	8,280	1.39
Vested	(4,486)	2.39
Forfeited	(1,573)	1.93
Nonvested at March 31, 2014	12,108	$1.80

NOTE 11: 401K PLAN

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $2.6 million, $2.8 million and $3.0 million in fiscal 2014, 2013 and 2012, respectively.

NOTE 12: INCOME TAXES

Pre-tax loss reflected in the Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012 follows (in thousands):

	For the year ended March 31,
	2014	2013	2012
U.S	$(22,549)	$(52,940)	$(9,036)
Foreign	2,292	1,922	667
	$(20,257)	$(51,018)	$(8,369)

Income tax provision consists of the following (in thousands):
	For the year ended March 31,
	2014	2013	2012
Federal:	$—	$—	$—
State:
Current	76	231	301
Foreign:
Current	1,096	1,090	1,847
Deferred	45	(160)	(1,261)
Total foreign	1,141	930	586
Income tax provision	$1,217	$1,161	$887

The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2014	2013	2012
Benefit at federal statutory rate	$(7,090)	$(17,856)	$(2,929)
State taxes	76	300	301
Unbenefited losses and credits	7,974	18,715	3,627
Net release of contingent tax reserves	460	(130)	(176)
Other	(203)	132	64
	$1,217	$1,161	$887

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2014	2013
Deferred tax assets:
Inventory valuation method	$1,742	$3,870
Accrued warranty expense	2,336	2,873
Distribution reserves	1,950	1,407
Loss carryforwards	81,012	72,969
Foreign tax and research and development credit carryforwards	191,372	206,764
Restructuring charge accruals	3,191	1,810
Other accruals and reserves not currently deductible for tax purposes	32,465	34,824
	314,068	324,517
Less valuation allowance	(261,337)	(269,373)
Deferred tax asset	$52,731	$55,144
Deferred tax liabilities:
Depreciation	$(3,570)	$(6,466)
Acquired intangibles	(2,794)	(2,664)
Tax on unremitted foreign earnings	(17,245)	(15,679)
Other	(28,330)	(29,492)
Deferred tax liability	$(51,939)	$(54,301)
Net deferred tax asset	$792	$843

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2014	2013	2012
Beginning balance	$32,549	$32,744	$33,012
Settlement and effective settlements with tax authorities and related remeasurements	(488)	(60)	(255)
Lapse of statute of limitations	—	(135)	(105)
Increase in balances related to tax positions taken in prior period	388	—	92
Ending balance	$32,449	$32,549	$32,744

During fiscal 2014, we recorded a net decrease in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2014 was $33.4 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2014 accrued interest and penalties totaled $1.0 million. Our practice is to recognize interest and penalties related to income tax matters in income tax provision in the Consolidated Statements of Operations. Unrecognized tax benefits, including interest and penalties, were recorded in other long-term liabilities in the Consolidated Balance Sheets.

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

As of March 31, 2014, we had federal net operating loss and tax credit carryforwards of approximately $274.5 million and $142.1 million, respectively. Our federal net operating loss carryforwards include $33.6 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2015 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $15.6 million of acquired net operating losses and $10.8 million of credits.

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

NOTE 13: NET LOSS PER SHARE

Equity Instruments Outstanding

We have stock options and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, respectively, would increase shares outstanding. We have 4.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $1.65 per share. We also have 3.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.33 per share. Both the 4.50% and the 3.50% notes, if converted, would increase shares outstanding.

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

Net Loss per Share

The following table set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	For the year ended March 31,
	2014	2013	2012
Net loss	$(21,474)	$(52,179)	$(9,256)
Weighted average shares:
Basic and diluted	247,024	239,855	232,599
Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.04)

The computations of diluted net loss per share for the periods presented excluded the following because the effect would have been antidilutive:

  For fiscal 2014, 2013 and 2012, there were 31.1 million, 31.2 million and 31.2 million, respectively, of weighted equivalent shares of the 3.50% convertible subordinated notes, were excluded. In addition, 42.5 million and 17.6 million weighted equivalent shares of the 4.50% notes for fiscal 2014 and 2013, respectively, were excluded.
  Stock options to purchase 12.8 million, 17.3 million and 11.5 million weighted average shares in fiscal 2014, 2013 and 2012, respectively, were excluded.
  Unvested restricted stock units of 11.0 million, 10.1 million, and 5.1 million weighted average shares for fiscal 2014, 2013 and 2012, respectively, were excluded.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. The future minimum lease payment schedule below includes $22.4 million for this Colorado Springs campus, of which $6.5 million is included in current and long-term accrued restructuring on the Consolidated Balance Sheet.

Rent expense was $10.3 million in fiscal 2014, $11.3 million in fiscal 2013 and $12.4 million in fiscal 2012. Sublease income was immaterial in fiscal 2014, 2013, and 2012.

Future minimum lease payments are as follows (in thousands):

Lease Payments
For the year ending March 31,
2015	$10,919
2016	8,717
2017	6,048
2018	5,842
2019	5,401
Thereafter	8,471
$45,398

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2014 and 2013, we had issued non-cancelable commitments for $50.4 million and $22.3 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings

Crossroads

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks monetary damages and injunctive relief. Crossroads has already dismissed, or has agreed to dismiss, all claims of infringement with respect to the StorNext QX and Q-Series products. We do not believe it is reasonably possible that we will pay material damages related to this lawsuit.

Overland

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Southern District of California, alleging that certain of its automated tape libraries fall within the scope of patents 6,328,766 and 6,353,581. Overland was seeking injunctive relief, as well as the recovery of unspecified monetary damages, including treble damages for willful infringement.

On August 28, 2012, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patents 6,542,787; 6,498,771; 5,925,119 and 5,491,812 by the products in Overland’s NEO tape library and SnapServer product lines. On April 12, 2013, we filed a lawsuit against Overland in the U.S. District Court for the Southern District of California, for patent infringements of our patent 7,263,596 by the products in Overland’s SnapScale product lines. We sought injunctive relief and the recovery of monetary damages.

On February 14, 2014, Quantum and Overland entered into a settlement and cross-license agreement under which each party receives a perpetual, royalty-free, non-exclusive license to the others’ patents to sell tape products. The above three lawsuits have been withdrawn from the U.S. District Court for the Southern District of California.

Compression Technology Solutions

On September 12, 2011, Compression Technology Solutions LLC (“CTS”) filed a patent infringement lawsuit against a group of companies, consisting of Quantum, CA., Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corp., NetApp, Inc. and Quest Software, Inc., in the U.S. District Court for the Eastern District of Missouri, alleging that certain unspecified products of the defendants, characterized as “deduplication software systems,” and, in the case of Quantum, including Quantum’s “DXi Series Deduplication software,” fall within the scope of patent 5,414,650. CTS was seeking injunctive relief, as well as the recovery of monetary damages, including treble damages for willful infringement. In April 2012, our motion to transfer venue was granted and the lawsuit was transferred to the U.S. District Court for the Northern District of California. On May 29, 2013, our motion for summary judgment was granted, with all of the asserted claims held invalid by the District Court, and the lawsuit against Quantum and the other defendants was dismissed with prejudice. On July 10, 2013, CTS appealed the decision of the District Court to the United States Court of Appeals for the Federal Circuit. On March 10, 2014 the Appeals Court dismissed the appeal and upheld the U.S. District Court’s May 29, 2013 ruling that all of the asserted claims were invalid.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2014 and 2013, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

NOTE 15: GEOGRAPHIC INFORMATION

The company operates in one reportable segment.

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2014		2013		2012
	Long- Lived Assets	Revenue	Long- Lived Assets	Revenue	Long-Lived Assets	Revenue
Americas	$16,759	$359,259	$20,182	$378,514	$23,738	$411,167
Europe	524	143,508	756	151,676	1,030	177,628
Asia Pacific	291	50,398	518	57,249	672	63,192
	$17,574	$553,165	$21,456	$587,439	$25,440	$651,987

Revenue for Americas regions outside of the United States is immaterial. Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2014	2013	2012
Disk systems and software solutions	$103,200	$124,074	$119,044
Tape automation systems	174,438	206,112	245,030
Devices and media	70,680	68,724	87,395
Service	147,199	144,037	144,364
Royalty	57,648	44,492	56,154
Total revenue	$553,165	$587,439	$651,987

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2014
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$147,849	$131,479	$145,869	$127,968
Gross margin	69,835	56,392	61,373	52,020
Net income (loss)	3,281	(7,893)	(2,458)	(14,404)
Basic and diluted net income (loss) per share	0.01	(0.03)	(0.01)	(0.06)

	For the year ended March 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$140,846	$147,307	$159,361	$139,925
Gross margin	55,792	59,191	67,994	57,584
Net loss	(16,626)	(12,260)	(8,139)	(15,154)
Basic and diluted net loss per share	(0.07)	(0.05)	(0.04)	(0.06)

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Net additions (releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2014	$62	$(39)	$65	$88
March 31, 2013	217	3	(158)	62
March 31, 2012	403	(125)	(61)	217
____________________

       (i)       Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the guidelines established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2014, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2014. For information pertaining to our executive officers, refer to the “Executive Officers & Management Team” section of Part I, Item 1 of this Annual Report on Form 10-K.

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

We have adopted Corporate Governance Principles, which are available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then “Corporate Governance.” Copies of our Corporate Governance Principles are available free upon request by a stockholder. The charters of our Audit Committee, Leadership and Compensation Committee and Corporate Governance and Nominating Committee are also available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then “Corporate Governance.” Copies of these committee charters are available free upon request by a stockholder.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	As of March 31, 2014
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for grant under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	19,439	$0.44	14,125
Equity compensation plans not approved by stockholders (2), (3)	666	$1.31	—
	20,105	$0.46	14,125
____________________

(1)	Included in the stockholder approved plans are 12.1 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $1.06.

(2)	Advanced Digital Information Corporation’s 1999 Stock Incentive Compensation Plan was assumed by Quantum on August 22, 2006 according to the terms detailed in the Agreement and Plan of Merger dated May 2, 2006 (“Merger Agreement”). Outstanding stock options granted under this plan continue to be governed by the terms and conditions of this plan; however, the number of stock options and exercise prices of the outstanding stock options were changed in accordance with the formula in the Merger Agreement for the right to purchase Quantum common stock.

(3)	The Pancetera 2008 Stock Incentive Compensation Plan was assumed by Quantum on June 13, 2011 according to the terms detailed in the Agreement and Plan of Merger dated June 13, 2011 (“Pancetera Merger Agreement”). Outstanding stock options and restricted shares granted under this plan continue to be governed by the terms and conditions of this plan; however, the number of stock options and restricted shares and exercise prices of the outstanding stock options were changed in accordance with the formula in the Pancetera Merger Agreement for the right to purchase Quantum common stock.

We also have an employee stock purchase plan with 1.9 million shares available for issuance that has been approved by stockholders.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Investor Relations
Quantum Corporation
224 Airport Parkway
San Jose, California 95110
(408) 944-4400

       (a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

       (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8	August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	April 5, 2011
10.3	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.5	April 5, 2011
10.4	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.2	May 10, 2011
10.5	Quantum Corporation 2012 Long-Term Incentive Plan. *	8-K	001-13449	10.1	August 21, 2012
10.6	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.2	February 15, 2013
10.7	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.3	February 15, 2013
10.8	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.4	February 15, 2013
10.9	Quantum Corporation Employee Stock Purchase Plan. *	8-K	001-13449	10.2	August 21, 2012
10.10	Quantum Corporation Executive Officer Incentive Plan. *	8-K	001-13449	10.3	August 21, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Plan. *	S-8	001-13449	4.4	August 25, 2006
10.12	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.1	April 5, 2011
10.13	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.1	February 8, 2013
10.14	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.15	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.16	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.3	February 5, 2010
10.17	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.18	Offer Letter of Mr. David A. Krall, dated August 11, 2011. *	8-K	001-13449	10.1	August 22, 2011
10.19	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.20	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.21	Offer Letter, dated May 14, 2013, between Registrant and Mr. Jeffrey C. Smith.*	10-Q	001-13449	10.2	August 9, 2013
10.22	Offer Letter, dated August 7, 2013, between Registrant and Mr. Philip Black.*	10-Q	001-13449	10.2	November 12, 2013
10.23	Offer Letter, dated August 7, 2013, between Registrant and Louis DiNardo.*	10-Q	001-13449	10.3	November 12, 2013
10.24	Offer Letter, dated August 7, 2013, between Registrant and Gregg J. Powers.*	10-Q	001-13449	10.4	November 12, 2013
10.25	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto.	10-K	001-13449	10.22	June 14, 2012
10.26	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.27	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
10.28	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
10.29	Consent and Fifth Amendment to Credit Agreement, dated February 6, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	April 29, 2014
10.30	Sixth Amendment to Credit Agreement and Second Amendment to Security Agreement, dated April 24, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.2	April 29, 2014
10.31	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.32	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.33	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.34	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.35	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.36	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.37	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.38	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.39	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.40	Agreement, dated as of May 13, 2013, by and among Registrant, Starboard Value LP, and certain of its affiliates.	8-K	001-13449	10.1	May 14, 2013
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document. ††
101.SCH	XBRL Taxonomy Extension Schema Document. ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
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
Date: June 6, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 6, 2014.

Signature	Title
/s/ JON W. GACEK	Director, President and Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ LINDA M. BREARD	Chief Financial Officer
Linda M. Breard	(Principal Financial and Chief Accounting Officer)

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ PHILIP BLACK	Director
Philip Black

/s/ MICHAEL A. BROWN	Director
Michael A. Brown

/s/ LOUIS DINARDO	Director
Louis DiNardo

/s/ DAVID A. KRALL	Director
David A. Krall

/s/ GREGG J. POWERS	Director
Gregg J. Powers

/s/ DAVID E. ROBERSON	Director
David E. Roberson

Director
Jeffrey C. Smith