Form 10-Q
period 2014-06-30
QUANTUM CORP /DE/
filed 2014-08-08
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 –––––––––––––––– Form 10-Q ––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-13449

––––––––––––––––
QUANTUM CORPORATION
––––––––––––––––

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

224 Airport Parkway, Suite 300, San Jose, California 95110

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

As of the close of business on August 1, 2014, there were 253,840,119 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$104,464	$99,125
Restricted cash	2,755	2,760
Accounts receivable, net of allowance for doubtful accounts of $111 and $88, respectively	90,465	101,605
Manufacturing inventories	33,122	34,815
Service parts inventories	24,787	25,629
Other current assets	10,879	10,161
Total current assets	266,472	274,095

Long-term assets:
Property and equipment, less accumulated depreciation	17,262	17,574
Intangible assets, less accumulated amortization	1,677	3,911
Goodwill	55,613	55,613
Other long-term assets	10,192	10,605
Total long-term assets	84,744	87,703
	$351,216	$361,798
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,780	$41,792
Accrued warranty	5,898	6,116
Deferred revenue, current	93,426	98,098
Accrued restructuring charges, current	3,419	4,345
Accrued compensation	26,559	25,036
Other accrued liabilities	15,259	15,168
Total current liabilities	183,341	190,555

Long-term liabilities:
Deferred revenue, long-term	38,280	40,054
Accrued restructuring charges, long-term	4,047	4,023
Convertible subordinated debt	203,735	203,735
Other long-term liabilities	10,407	10,831
Total long-term liabilities	256,469	258,643

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 250,810 and 250,410 shares
issued and outstanding at June 30, 2014 and March 31, 2014, respectively	2,508	2,504
Capital in excess of par	446,606	443,547
Accumulated deficit	(544,395)	(540,071)
Accumulated other comprehensive income	6,687	6,620
Total stockholders’ deficit	(88,594)	(87,400)
	$351,216	$361,798

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
Product revenue	$80,194	$85,849
Service revenue	38,500	36,492
Royalty revenue	9,434	25,508
Total revenue	128,128	147,849
Cost of product revenue	54,908	58,783
Cost of service revenue	17,694	19,231
Total cost of revenue	72,602	78,014
Gross margin	55,526	69,835
Operating expenses:
Research and development	14,554	16,694
Sales and marketing	27,705	30,158
General and administrative	14,371	14,689
Restructuring charges	865	2,559
Total operating expenses	57,495	64,100
Gain on sale of assets	462	—
Income (loss) from operations	(1,507)	5,735
Other income and expense	(125)	375
Interest expense	(2,444)	(2,439)
Income (loss) before income taxes	(4,076)	3,671
Income tax provision	248	390
Net income (loss)	$(4,324)	$3,281

Basic and diluted net income (loss) per share	$(0.02)	$0.01

Weighted average shares:
Basic	250,666	243,309
Diluted	250,666	245,844

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net income (loss)	$(4,324)	$3,281
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9	(69)
Net unrealized gain (loss) on revaluation of long-term
intercompany balances	58	(64)
Total other comprehensive income (loss)	67	(133)
Total comprehensive income (loss)	$(4,257)	$3,148

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(4,324)	$3,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,198	2,872
Amortization of intangible assets	2,234	2,224
Amortization of debt issuance costs	411	409
Service parts lower of cost or market adjustment	1,154	4,028
Gain on sale of assets	(462)	—
Deferred income taxes	(77)	128
Share-based compensation	3,068	3,356
Other non-cash	(259)	—
Changes in assets and liabilities:
Accounts receivable	11,140	10,699
Manufacturing inventories	597	337
Service parts inventories	(63)	913
Accounts payable	(3,010)	(12,372)
Accrued warranty	(218)	(505)
Deferred revenue	(6,446)	(2,169)
Accrued restructuring charges	(927)	1,026
Accrued compensation	1,549	(2,370)
Other assets and liabilities	(291)	(2,684)
Net cash provided by operating activities	6,274	9,173

Cash flows from investing activities:
Purchases of property and equipment	(1,371)	(1,230)
Proceeds from sale of assets	462	—
Increase in restricted cash	(20)	(37)
Net cash used in investing activities	(929)	(1,267)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(119)	(203)
Proceeds from issuance of common stock	114	60
Net cash used in financing activities	(5)	(143)

Effect of exchange rate changes on cash and cash equivalents	(1)	(8)

Net increase in cash and cash equivalents	5,339	7,755
Cash and cash equivalents at beginning of period	99,125	68,976
Cash and cash equivalents at end of period	$104,464	$76,731
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$302	$746

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, trust us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be CertainTM they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2014 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2014 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2014.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 prospectively in the first quarter of fiscal 2015. Adoption did not impact our statements of financial position or results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 will become effective for us beginning April 1, 2017, or fiscal 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We plan to adopt ASU 2014-12 prospectively in the first quarter of fiscal 2016 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2014, we identified an error related to certain allowances recorded for estimated future price adjustments with a cumulative $0.7 million overstatement of revenue and accounts receivable at April 1, 2013. Revenue for the first quarter of fiscal 2014 was $0.1 million overstated as a result of this error. We also identified an error related to straight-line rent expense that had accumulated since fiscal 2006, resulting in a $2.1 million cumulative overstatement of rent expense and total other accrued liabilities and other long-term liabilities at April 1, 2013. General and administrative expense was overstated by less than $0.1 million for the first quarter of fiscal 2014.

In the fourth quarter of fiscal 2014, we evaluated these errors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 and determined that the cumulative impact of the errors was not material to our results of operations, financial position or cash flows in our previously issued financial statements and; therefore, amendments of previously filed reports are not required. However, if the entire correction of the errors had been recorded during the fourth quarter of fiscal 2014, the impact would have been significant to the Consolidated Statement of Operations for the quarter ended March 31, 2014. As a result, we revised our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin No. 108.

We believe the revisions are not material to the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013.

NOTE 3: FAIR VALUE

The assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	June 30, 2014	March 31, 2014
Money market funds	$77,090	$93,077

We did not record impairments to any non-financial assets in the first quarter of fiscal 2015 or 2014. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Our financial liabilities were comprised solely of convertible subordinated debt at June 30, 2014 and March 31, 2014. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of
	June 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$203,735	$204,850	$203,735	$203,820

NOTE 4: INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2014	March 31, 2014
Manufacturing inventories:
Finished goods	$19,430	$18,069
Work in process	270	1,056
Materials and purchased parts	13,422	15,690
	$33,122	$34,815

	As of
	June 30, 2014	March 31, 2014
Service parts inventories:
Finished goods	$16,471	$17,926
Component parts	8,316	7,703
	$24,787	$25,629

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the first quarter of fiscal 2015 or 2014. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	June 30, 2014			March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,475	$(178,726)	$749	$179,475	$(178,348)	$1,127
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	76,019	(75,091)	928	76,019	(73,235)	2,784
	$259,394	$(257,717)	$1,677	$259,394	$(255,483)	$3,911

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the first quarter of fiscal 2015. The following table provides a summary of the goodwill balance at both June 30, 2014 and March 31, 2014 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6: ACCRUED WARRANTY

The quarterly changes in the accrued warranty balance were (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Beginning balance	$6,116	$7,520
Additional warranties issued	1,728	2,142
Adjustments for warranties issued in prior
fiscal years	383	(60)
Settlements	(2,329)	(2,587)
Ending balance	$5,898	$7,015

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

NOTE 7: LONG-TERM DEBT

On April 24, 2014, our credit agreement with Wells Fargo (“WF credit agreement”) was amended to allow us to use proceeds from the credit agreement to repay our convertible subordinated notes so long as we have a fixed charge coverage ratio of 1.5 and liquidity of $25 million. Our amendment also impacted the available line, maturity date and certain covenants and compliance obligations which are reflected below.

Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 is available for borrowing under the WF credit agreement or is deposited in an escrow account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.

The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15.0 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5.0 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20.0 million at all times. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5.0 million; otherwise they are to be filed quarterly.

We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at June 30, 2014. As of June 30, 2014, and during the first quarter of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.

NOTE 8: RESTRUCTURING CHARGES

In the first quarter of fiscal 2015, restructuring charges were primarily the result of further consolidating a facility previously used by our manufacturing and service operations. The restructuring charges in the first quarter of fiscal 2014 were largely due to strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities. The types of restructuring expense for the three months ended June 30, 2014 and June 30, 2013 were (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Severance and benefits	$125	$2,483
Facilities	727	76
Other	13	—
Total	$865	$2,559

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended June 30, 2014
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2014	$1,574	$6,724	$70	$8,368
Restructuring costs	266	727	13	1,006
Restructuring charge reversal	(141)	—	—	(141)
Cash payments	(1,201)	(795)	(30)	(2,026)
Other non-cash	—	259	—	259
Balance as of June 30, 2014	$498	$6,915	$53	$7,466

	As of June 30, 2014
	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Next twelve months	$350	$3,016	$53	$3,419
July 2015 through February 2021	148	3,899	—	4,047
	$498	$6,915	$53	$7,466

The severance and benefits restructuring costs for the three months ended June 30, 2014 was primarily due to right-sizing our sales workforce with our operating plans, and the facilities restructuring costs were primarily the result of further consolidating production and service locations. We anticipate $0.4 million of severance and benefits and the other restructuring accrual will be paid by the end of fiscal 2015 and the remaining $0.1 million of severance and benefits will be paid by the end of fiscal 2016. Facility restructuring accruals will be paid in accordance with the respective facility lease terms.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Share-based compensation:
Cost of revenue	$414	$528
Research and development	780	868
Sales and marketing	910	1,074
General and administrative	964	886
	$3,068	$3,356

Share-based compensation by type of award:
Stock options	$157	$232
Restricted stock	2,698	2,738
Stock purchase plan	213	386
	$3,068	$3,356

Stock Incentive Plans - Grants and Fair Value

Stock Options

No stock options were granted during the first quarter of fiscal 2015 or 2014. The Black-Scholes option pricing model is used to estimate the fair value of stock options.

Restricted Stock

The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the first quarter of fiscal 2015 and 2014 were $1.21 and $1.32, respectively.

Stock Purchase Plan

Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2015 or fiscal 2014. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under our Purchase Plan.

Stock Incentive Plans - Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	7,997	$1.78
Exercised	(134)	0.85
Forfeited	(58)	1.39
Expired	(1,223)	2.95
Outstanding as of June 30, 2014	6,582	$1.58	2.14	$949
Vested and expected to vest at June 30, 2014	6,572	$1.58	2.14	$949
Exercisable as of June 30, 2014	6,311	$1.54	2.08	$949

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2014	12,108	$1.80
Granted	299	1.21
Vested	(365)	1.87
Forfeited	(128)	1.80
Nonvested at June 30, 2014	11,914	$1.78

NOTE 10: INCOME TAXES

Income tax provision for the first quarter of fiscal 2015 and 2014 was $0.2 million and $0.4 million, respectively, and reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 11: NET INCOME (LOSS) PER SHARE

The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2014	June 30, 2013
Net income (loss)	$(4,324)	$3,281
Divided by
Weighted average shares:
Basic	250,666	243,309
Dilutive shares from stock plans	—	2,463
Dilutive shares from purchase plan	—	72
Diluted	250,666	245,844

Basic and diluted net income (loss) per share	$(0.02)	$0.01

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  For all periods presented, 42.5 million weighted equivalent shares of 4.50% of subordinated notes were excluded. At June 30, 2014 and 2013, 30.9 million and 31.2 million, respectively, weighted equivalent shares of 3.50% convertible subordinated notes were excluded.

  Stock options to purchase 7.8 million and 10.7 million weighted-average shares at June 30, 2014 and 2013, respectively, were excluded.

  Unvested restricted stock units of 11.2 million and 7.5 million weighted-average shares at June 30, 2014 and 2013, respectively, were excluded.

NOTE 12: LEGAL PROCEEDINGS

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. We do not believe it is reasonably possible that we will pay material damages related to this lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to: (1) our goals for future operating performance including increasing revenue, having operating profit and generating cash from operations; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved and (6) our business goals, objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

We believe our combination of expertise, innovation and platform independence enables us to solve data protection and scale-out storage challenges more easily, cost-effectively and securely. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® file system and archive software, StorNext appliances and LattusTM object storage systems and are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPROTM virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goal for fiscal 2015 is to profitably grow total revenue in our core business to improve operating results and shareholder value. We have undertaken several initiatives to achieve this goal, which include leveraging our market position in tape automation; penetrating growing markets where we are well positioned from a technology and go-to-market perspective with our DXi, StorNext and Lattus product lines; leveraging our large customer install base across our product portfolio to achieve efficiency and scale; focusing on vertical markets where we are strong; expanding our product portfolio; and continuing to pursue go-to-market partnerships that would drive incremental revenue and profit. In addition, we believe our current cash, balance sheet resources and line of credit availability are sufficient to pay off the $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 and fund additional growth opportunities.

During the first quarter of fiscal 2015, our focus on expanding our footprint among large broadcasters in the vertical market of media and entertainment helped us achieve record quarterly revenue for scale-out storage products and services. We have created specific product combinations in our StorNext Pro Solutions as well as dedicated sales and marketing resources to this vertical market. In addition, we leveraged our install base of data center customers to sell scale-out storage solutions to manage growing media files and large content workflows for these customers. We also introduced the DXi6900, which incorporates StorNext 5 technology and is optimized for modern data protection workflows. During the quarter we pursued strategic partnerships and announced a new joint solution with a partner targeted for sporting event media and entertainment customers. In addition, in July we announced a joint solution with a strategic partner that enables customers to more easily investigate and combat cyber attacks. We believe these strategic partnership joint solutions for specific use cases can contribute incremental revenue in fiscal 2015.

In April 2014, we completed an amendment to our Wells Fargo credit agreement which increased our line of credit by $20 million to $75 million and provided additional flexibility by allowing the line of credit to be utilized to pay outstanding amounts under the November 2010 convertible subordinated notes, which are due in November 2015.

Results

We had total revenue of $128.1 million in the first quarter of fiscal 2015, a $19.7 million decrease from the first quarter of fiscal 2014, primarily due to a non-recurring $15.0 million royalty received in connection with finalizing an intellectual property agreement in the first quarter of fiscal 2014. Our branded product and service revenue increased 1% from the first quarter of fiscal 2014 due to increased scale-out storage revenue mostly offset by decreased revenue from data protection products and services. Revenue from branded scale-out storage products and related services increased $5.1 million, or 40%, in the first quarter of fiscal 2015, while revenue from branded data protection products and related services decreased $4.5 million from the first quarter of fiscal 2014. Our continued focus on our branded business is reflected in the greater proportion of non-royalty revenue from branded business, at 86% in the first quarter of fiscal 2015, compared to 83% in the first quarter of fiscal 2014. Royalty revenue decreased $16.1 million from the first quarter of fiscal 2014 largely due to the $15.0 million royalty received in connection with an intellectual property agreement as noted above.

Our gross margin percentage decreased 390 basis points from the first quarter of fiscal 2014 to 43.3%, primarily due to decreased royalty revenue. Excluding the $15.0 million royalty received in connection with an intellectual property agreement in the first quarter of fiscal 2014, our gross margin percentage would have increased in the first quarter of fiscal 2015 compared to the prior year period. This is due to the improvements we made in our business model over the past year, including changing to an outsourced manufacturing model.

Operating expenses decreased $6.6 million, or 10%, primarily from cost controls and spending reductions implemented over the past year. The largest spending decrease compared to the first quarter of fiscal 2014 was for compensation and benefits as a result of reduced staffing to right-size our workforce. These cost reductions impacted sales and marketing expenses the most, followed by decreased research and development spending compared to the first quarter of fiscal 2014.

Although the $15.0 million in royalty revenue from the prior year intellectual property agreement was not repeated, our operating results declined only $7.2 million from the first quarter of fiscal 2014. We had a $1.5 million loss from operations compared to operating income of $5.7 million in the first quarter of fiscal 2014. Excluding the non-recurring $15.0 million royalty in the prior year, our operating results would have improved from the first quarter of fiscal 2014. We generated $6.3 million in cash from operations during the first quarter of fiscal 2015 compared to $9.2 million in the first quarter of fiscal 2014. We ended the quarter with $107.2 million in cash, cash equivalents and restricted cash, the highest quarter-end balance in over four years.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(Dollars in thousands)
	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Product revenue	$80,194	62.6%	$85,849	58.1%	$(5,655)	(6.6)%
Service revenue	38,500	30.0%	36,492	24.7%	2,008	5.5%
Royalty revenue	9,434	7.4%	25,508	17.2%	(16,074)	(63.0)%
Total revenue	$128,128	100.0%	$147,849	100.0%	$(19,721)	(13.3)%

Total revenue decreased from the first quarter of fiscal 2014 primarily due to royalty revenue in the prior year that was not repeated as noted above, as well as decreased product revenue, largely due to decreased sales of OEM products. We believe decreased product revenue was due to the changing storage environment, including reduced demand for tape products and increased market demand for scale-out storage solutions, in addition to our actions related to reducing our investments in sales during fiscal 2014 while improving our sales model. OEM product and service revenue decreased $4.2 million, or 21%, from the first quarter of fiscal 2014. As noted above, combined branded product and service revenue increased slightly from the first quarter of fiscal 2014 due to increased scale-out storage revenue mostly offset by decreased revenue from data protection products and services. However, our branded product revenue decreased 2% primarily due to decreased tape automation and disk backup systems revenue, partially offset by a 25% increase in revenue from scale-out storage products. Service revenue increased $2.0 million, or 6%, primarily due to increased sales of branded hardware service contracts for our StorNext appliances. Branded scale-out storage products include StorNext software, StorNext appliances and Lattus object storage solutions. Data protection products include our tape automation systems, disk backup systems and devices and media offerings.

Product Revenue

Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $5.7 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily due to decreases in revenue from sales of midrange tape automation systems. Over half of the tape automation revenue decrease was from lower midrange OEM sales and approximately one-third was attributable to decreased revenue from sales of branded midrange products. Revenue from sales of branded products decreased 2% and sales of products to our OEM customers decreased 22% in the first quarter of fiscal 2015 compared to the prior year period.

	Three Months Ended
(Dollars in thousands)
	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Disk backup systems and software solutions	$24,563	19.2%	$23,205	15.7%	$1,358	5.9%
Tape automation systems	37,906	29.6%	44,665	30.2%	(6,759)	(15.1)%
Devices and media	17,725	13.8%	17,979	12.2%	(254)	(1.4)%
Total product revenue	$80,194	62.6%	$85,849	58.1%	$(5,655)	(6.6)%

Our disk backup systems and software solutions revenue increased 6% from the first quarter of fiscal 2014 primarily due to a 25% increase in revenue from branded scale-out storage products. This was offset partially by a $1.7 million decrease in sales of branded disk backup systems. The increase in scale-out storage revenue was primarily due to increased revenue from StorNext appliances followed by Lattus object storage products. The decreased revenue from disk backup systems was largely due to lower sales of our midrange products, partially offset by increased sales of entry-level DXi products, including the DXi 4700, and enterprise disk backup products. Increased enterprise disk backup systems revenue was primarily due to increased large orders, or orders over $200,000, in the first quarter of fiscal 2015 compared to the prior year period.

Our branded tape automation business performed better in the first quarter of fiscal 2015 than our OEM tape automation systems business, declining 9% or $2.4 million, compared to a 24%, or $4.3 million, decrease in OEM tape automation revenue. OEM tape automation systems decreases were primarily due to a 30% decline in revenue from midrange systems compared to the first quarter of fiscal 2014. Within our branded tape automation systems, the decline was primarily due to midrange tape automation systems sales, which decreased 26% from the first quarter of fiscal 2014.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales was relatively unchanged.

Service Revenue

Service revenue is primarily comprised of hardware service contracts which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased 6% from the first quarter of fiscal 2014 primarily due to increased revenue from branded service contracts for our StorNext appliances.

Royalty Revenue

Royalty revenue decreased from the first quarter of fiscal 2014 primarily due to the $15.0 million royalty received in connection with an intellectual property agreement in the prior year. Additionally, LTO royalties decreased as expected from the first quarter of fiscal 2014.

Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2014	Gross margin %	June 30, 2013	Gross margin %	Change	Basis point change
Product gross margin	$25,286	31.5%	$27,066	31.5%	$(1,780)	–
Service gross margin	20,806	54.0%	17,261	47.3%	3,545	670
Royalty gross margin	9,434	100.0%	25,508	100.0%	(16,074)	–
Gross margin	$55,526	43.3%	$69,835	47.2%	$(14,309)	(390)

The 390 basis point decrease in gross margin percentage for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to the $16.1 million decrease in royalty revenue. Partially offsetting this decrease was a 670 basis point increase in service margin as a result of cost reductions and a continued mix shift to more service for branded products and a reduced proportion of OEM repair service.

Product Margin

Product gross margin dollars decreased $1.8 million, or 7%, on a product revenue decrease of $5.7 million, or 7%, compared to the first quarter of fiscal 2014; however, we maintained our product gross margin rate at 31.5% primarily due to shifting to an outsourced manufacturing model. Outsourcing our manufacturing has created a more variable cost model, reducing costs in the first quarter of fiscal 2015 that were relatively fixed in the first quarter of fiscal 2014 when we manufactured the majority of our products in our facilities. Notable cost decreases from the first quarter of fiscal 2014 as a result of implementing outsourced manufacturing include compensation and benefits and facility expenses.

Service Margin

Service gross margin dollars increased $3.5 million, or 21%, compared to the first quarter of fiscal 2014, and service gross margin percentage increased 670 basis points on a $2.0 million increase in service revenue. The increase in service gross margin rate was primarily due to reduced costs as a result of continued improvements to our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Royalty Margin

Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. The decrease in royalty gross margin dollars in the first quarter of fiscal 2015 was primarily due to the non-recurring $15.0 million royalty received in the first quarter of fiscal 2014.

Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Research and development	$14,554	11.4%	$16,694	11.3%	$(2,140)	(12.8)%

The decrease in research and development expense in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to cost reductions that resulted in a $2.0 million decrease in compensation and benefits from lower staffing levels.

Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Sales and marketing	$27,705	21.6%	$30,158	20.4%	$(2,453)	(8.1)%

The decrease in sales and marketing expense in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to a $1.4 million decrease in compensation and benefits from decreased staffing levels. We also had a decrease of $0.8 million in marketing and advertising expense due to fewer marketing activities as a result of spending reductions.

General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
General and administrative	$14,371	11.2%	$14,689	9.9%	$(318)	(2.2)%

The decrease in general and administrative expenses for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to a $0.4 million decrease in facilities costs, largely from vacating portions of various facilities.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Restructuring charges	$865	0.7%	$2,559	1.7%	$(1,694)	(66.2)%

Restructuring charges in the first quarter of fiscal 2015 were primarily due to facilities costs as a result of further consolidating production and service activities. Restructuring charges in the first quarter of fiscal 2014 were primarily due to severance and benefits costs as a result of deciding to outsource our manufacturing operations and consolidate production and service activities.

Gain on Sale of Assets

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Gain on sale of assets	$462	0.4%	$—	— %	$462	n/a

The gain on sale of assets was primarily due to the sale of IP addresses in the first quarter of fiscal 2015.

Other Income and Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of revenue	June 30, 2013	% of revenue	Change	% Change
Other income and expense	$(125)	(0.1)%	$375	0.3%	$(500)	n/m

Other expense in the first quarter of fiscal 2015 was primarily due to net foreign exchange losses compared to other income in the first quarter of fiscal 2014 largely due to net foreign exchange gains. Foreign exchange losses in the first quarter of fiscal 2015 were primarily due to strengthening of the British pound against the U.S. dollar, and foreign exchange gains in the first quarter of fiscal 2014 were primarily due to the U.S. dollar strengthening against the Australian dollar.

Income Taxes

	Three Months Ended
(Dollars in thousands)	June 30, 2014	% of pre-tax loss	June 30, 2013	% of pre-tax income	Change	% Change
Income tax provision	$248	(6.1)%	$390	10.6%	$(142)	(36.4)%

The income tax provision for both the first quarter of fiscal 2015 and fiscal 2014 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
Cost of revenue	$378	$368	$10	2.7%
Sales and marketing	1,856	1,856	—	—%
	$2,234	$2,224	$10	0.4%

The change in amortization expense was nominal comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”

Share-based Compensation

The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
Cost of revenue	$414	$528	$(114)	(21.6)%
Research and development	780	868	(88)	(10.1)%
Sales and marketing	910	1,074	(164)	(15.3)%
General and administrative	964	886	78	8.8%
	$3,068	$3,356	$(288)	(8.6)%

The decrease in share-based compensation expense was primarily due to a $0.2 million decrease in expense related to the employee stock purchase plan due to decreased employee contributions as a result of reduced staffing in fiscal 2014. Additionally, we had a decrease of $0.1 million in option expense due to existing options becoming fully vested in the first quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Net income (loss)	$(4,324)	$3,281
Net cash provided by operating activities	6,274	9,173
Net cash used in investing activities	(929)	(1,267)
Net cash used in financing activities	(5)	(143)

Three Months Ended June 30, 2014

The $10.6 million difference between net loss and net cash provided by operating activities during the three months ended June 30, 2014 was primarily due to $8.7 million in non-cash items, the largest of which were shared-based compensation, amortization, depreciation and service parts lower of cost or market adjustment. In addition, we had an $11.1 million decrease in accounts receivable, which was offset by a $6.4 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased service contract invoicing in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. Deferred revenue decreased primarily due to a decrease in deferred service contracts driven by seasonality.

Cash used in investing activities reflects $1.4 million of property and equipment purchases during the first quarter of fiscal 2015. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.

Three Months Ended June 30, 2013

The $5.9 million difference between net income and net cash provided by operating activities during the three months ended June 30, 2013 was primarily due to $13.0 million in non-cash items, the largest of which were service parts lower of cost or market adjustment, share-based compensation, depreciation and amortization. In addition we had a $10.7 million decrease in accounts receivable, which was offset by a $12.4 million decrease in accounts payable. The decrease in accounts receivable was primarily due to decreased sales in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. Accounts payable decreased due to reduced purchases in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 and timing of payments.

Cash used in investing activities reflects $1.2 million of property and equipment purchases during the first quarter of fiscal 2014. Equipment purchases were primarily for IT equipment and software, largely related to an ERP system upgrade, engineering equipment to support product development activities and permanent demo units.

Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we recorded facility restructuring charges in the first quarter of fiscal 2015, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through February 2021. As a result, the facility restructuring is not expected to change our cash requirements. Our cash outlay for these lease payments could be reduced in the future if we are able to sublease facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates.

We have $203.7 million of convertible subordinated debt outstanding in addition to a line of credit under a Wells Fargo credit agreement, inclusive of amendments (“WF credit agreement”). We have no outstanding balance on the line of credit. The $203.7 million of convertible subordinated debt comprises $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes require semi-annual interest payments and have no early call provisions.

Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in an escrow account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at June 30, 2014. As of June 30, 2014, and during the first quarter of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.

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

We have taken many actions in recent years to respond to market conditions and improve our operating results. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission on June 6, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the three months ended June 30, 2014. During the first quarter of fiscal 2015, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

We had no outstanding borrowings under the WF credit agreement and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. We do not believe it is reasonably possible that we will pay material damages related to this lawsuit.

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

A portion of our sales are to various agencies and departments of the U.S. federal government, and funding cuts to federal spending can adversely impact our revenue. In fiscal 2014, the American Taxpayer Relief Act of 2012 implemented automatic spending cuts beginning March 1, 2013. Between October 1 and October 16, 2013, the U.S. government partial shutdown caused reductions, cancellations and delayed orders. Future spending cuts by the U.S. federal government could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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

Competition may intensify in the scale-out storage market as a result of competitors introducing products based on new technology standards and market consolidation, which could materially and adversely affect our business, financial condition and results of operations.

Competition in the scale-out storage market is characterized by technological innovation and advancement, including performance and scale features, and our competitors are aggressively trying to advance and develop new technologies and solutions. If we are unable to compete effectively in these markets and develop solutions that have features and technologies that our customers desire, including new technology standards, our sales from software solutions and appliances could decline, which could materially and adversely affect our business, financial condition and results of operations.

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
  Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and
  Competitors acquiring our current suppliers or business partners and negatively impacting our business model.

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

Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due. For a description of our outstanding debt, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We maintain levels of service parts inventories to satisfy future warranty obligations and also to earn service revenue by providing enhanced and extended warranty and repair service during and beyond the warranty period. We estimate the required amount of service parts inventories based on historical usage and forecasts of future warranty and extended warranty requirements, including estimates of failure rates and costs to repair, and out of warranty revenue. Given the significant levels of judgment inherently involved in the process, we cannot provide assurance that we will be able to maintain appropriate levels of service parts inventories to satisfy customer needs and to avoid financial losses from excess service parts inventories. If we are unable to maintain appropriate levels of service parts inventories, our business, financial condition and results of operations may be materially and adversely impacted.

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

During the first quarter of fiscal 2015, the closing price of our common stock ranged between a low of $0.99 on May 7, 2014 and a high of $1.22 on various dates including June 30, 2014. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.

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

Pursuant to a settlement agreement we entered into with respect to the potential proxy contest for the election of directors at our 2014 annual meeting, our failure to achieve certain operating metrics could result in a change in our Board of Directors and may constitute a change of control under certain contracts with third parties.

In connection with a potential proxy contest related to the election of directors to the Board of Directors (“Board”) at the 2014 annual meeting of stockholders (“2014 Annual Meeting”), we entered into a settlement agreement (“Settlement Agreement”) with Starboard Value LP and certain of its affiliates (“Starboard”). Pursuant to the Settlement Agreement, we have agreed to nominate four candidates proposed by Starboard for election at our 2014 Annual Meeting. In addition, if we do not achieve certain objectives under our fiscal 2015 business plan previously agreed between Quantum and Starboard, then Starboard will be entitled to nominate two additional directors to the Board as of the first business day following the date that we fail to achieve any of the agreed business plan objectives, which will be determined as of the date we publicly announce earnings results for the applicable period. If Starboard exercises this right, we will increase the size of the Board by two directors, and Starboard will propose two candidates, each of whom will be appointed to the Board within ten business days of being proposed, so long as such candidate qualifies as “independent” pursuant to NYSE listing standards and does not otherwise have any material conflicts with Quantum or its businesses. These rights expire in certain circumstances.

Under certain circumstances, a change in a majority of the Board may result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. A change in a majority of the Board may also result in a change of control under certain contracts with third parties, including our directors’ and officers’ liability insurance and our Wells Fargo credit agreement, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 34 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: August 8, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

‡       Filed herewith.

†       Furnished herewith.