Form 10-Q
period 2014-09-30
QUANTUM CORP /DE/
filed 2014-11-07
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on October 31, 2014, there were 255,495,188 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$105,031	$99,125
Restricted cash	2,685	2,760
Accounts receivable, net of allowance for doubtful accounts of $232 and $88, respectively	92,882	101,605
Manufacturing inventories	36,200	34,815
Service parts inventories	24,627	25,629
Other current assets	10,382	10,161
Total current assets	271,807	274,095
Long-term assets:
Property and equipment, less accumulated depreciation	16,261	17,574
Intangible assets, less accumulated amortization	1,051	3,911
Goodwill	55,613	55,613
Other long-term assets	9,451	10,605
Total long-term assets	82,376	87,703
	$354,183	$361,798
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$42,157	$41,792
Accrued warranty	5,290	6,116
Deferred revenue, current	88,088	98,098
Accrued restructuring charges, current	3,424	4,345
Accrued compensation	26,873	25,036
Other accrued liabilities	18,941	15,168
Total current liabilities	184,773	190,555
Long-term liabilities:
Deferred revenue, long-term	38,197	40,054
Accrued restructuring charges, long-term	3,577	4,023
Convertible subordinated debt	203,735	203,735
Other long-term liabilities	10,103	10,831
Total long-term liabilities	255,612	258,643
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 255,479 and 250,410
shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	2,555	2,504
Capital in excess of par	448,579	443,547
Accumulated deficit	(543,147)	(540,071)
Accumulated other comprehensive income	5,811	6,620
Total stockholders’ deficit	(86,202)	(87,400)
	$354,183	$361,798

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Product revenue	$85,216	$84,756	$165,410	$170,605
Service revenue	39,157	36,194	77,657	72,686
Royalty revenue	10,733	10,529	20,167	36,037
Total revenue	135,106	131,479	263,234	279,328
Cost of product revenue	55,593	57,882	110,501	116,665
Cost of service revenue	17,584	17,116	35,278	36,347
Restructuring charges related to cost of revenue	—	89	—	89
Total cost of revenue	73,177	75,087	145,779	153,101
Gross margin	61,929	56,392	117,455	126,227
Operating expenses:
Research and development	15,157	16,359	29,711	33,053
Sales and marketing	28,218	29,995	55,923	60,153
General and administrative	14,085	14,795	28,456	29,484
Restructuring charges	624	208	1,489	2,767
Total operating expenses	58,084	61,357	115,579	125,457
Gain on sale of assets	—	—	462	—
Income (loss) from operations	3,845	(4,965)	2,338	770
Other income and expense	215	46	90	421
Interest expense	(2,456)	(2,440)	(4,900)	(4,879)
Income (loss) before income taxes	1,604	(7,359)	(2,472)	(3,688)
Income tax provision	356	534	604	924
Net income (loss)	$1,248	$(7,893)	$(3,076)	$(4,612)

Basic and diluted net income (loss) per share	$0.00	$(0.03)	$(0.01)	$(0.02)
Weighted average shares:
Basic	254,760	247,074	252,724	246,569
Diluted	257,579	247,074	252,724	246,569

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$1,248	$(7,893)	$(3,076)	$(4,612)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,101)	464	(1,092)	395
Net unrealized gain (loss) on revaluation of long-term intercompany balances	225	(98)	283	(162)
Total other comprehensive income (loss)	(876)	366	(809)	233
Total comprehensive income (loss)	$372	$(7,527)	$(3,885)	$(4,379)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(3,076)	$(4,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,272	5,671
Amortization of intangible assets	3,377	4,449
Amortization of debt issuance costs	829	816
Service parts lower of cost or market adjustment	2,007	6,659
Gain on sale of assets	(462)	—
Deferred income taxes	(50)	59
Share-based compensation	5,737	6,847
Other non-cash	(302)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	8,723	10,520
Manufacturing inventories	(3,213)	185
Service parts inventories	(687)	1,688
Accounts payable	390	(14,245)
Accrued warranty	(826)	(1,031)
Deferred revenue	(11,867)	(6,449)
Accrued restructuring charges	(1,393)	359
Accrued compensation	2,151	(5,195)
Other assets and liabilities	2,941	2,507
Net cash provided by operating activities	8,551	8,228
Cash flows from investing activities:
Purchases of property and equipment	(1,912)	(3,226)
Proceeds from sale of assets	462	—
Change in restricted cash	(69)	(117)
Purchases of other investments	—	(534)
Return of principal from other investments	104	—
Payment for business acquisition, net of cash acquired	(517)	—
Net cash used in investing activities	(1,932)	(3,877)
Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(2,187)	(1,770)
Proceeds from issuance of common stock	1,533	2,247
Net cash provided by (used in) financing activities	(654)	477
Effect of exchange rate changes on cash and cash equivalents	(59)	25
Net increase in cash and cash equivalents	5,906	4,853
Cash and cash equivalents at beginning of period	99,125	68,976
Cash and cash equivalents at end of period	$105,031	$73,829
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$237	$758
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, trust us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be Certain™ they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
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
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 prospectively in the first quarter of fiscal 2015. Adoption did not impact our statements of financial position or results of operations.
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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We plan to adopt ASU 2014-12 prospectively in the first quarter of fiscal 2017 and do not anticipate adoption will impact our statements of financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending March 31, 2017 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the fourth quarter of fiscal 2014, we identified an error related to certain allowances recorded for estimated future price adjustments with a cumulative $0.7 million overstatement of revenue and accounts receivable at April 1, 2013. Revenue for the second quarter and first six months of fiscal 2014 was understated by less than $0.1 million and overstated by $0.1 million, respectively, as a result of this error. We also identified an error related to straight-line rent expense that had accumulated since fiscal 2006, resulting in a $2.1 million cumulative overstatement of rent expense and total other accrued liabilities and other long-term liabilities at April 1, 2013. General and administrative expense was overstated by less than $0.1 million for both the second quarter and first six months of fiscal 2014.
In the fourth quarter of fiscal 2014, we evaluated these errors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 and determined that the cumulative impact of the errors was not material to our results of operations, financial position or cash flows in our previously issued financial statements and therefore, amendments of previously filed reports are not required. However, if the entire correction of the errors had been recorded during the fourth quarter of fiscal 2014, the impact would have been significant to the Consolidated Statement of Operations for the quarter ended March 31, 2014. As a result, we revised our prior period financial statements in accordance with the SEC's Staff Accounting Bulletin No. 108.
We believe the revisions are not material to the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss) or Condensed Consolidated Statements of Cash Flows for the second quarter or first six months ended September 30, 2013.
NOTE 3: ACQUISITION
On July 29, 2014, we acquired a majority of the assets of Symform, Inc., a Washington corporation, for cash of approximately $0.5 million. The assets, consisting primarily of Symform technology, were recorded as purchased technology and are expected to enhance our cloud software capabilities and service offerings for data protection and scale-out storage. This acquisition was recorded as a business combination and the effect was not material to our financial position, results of operations or cash flows.

NOTE 4: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	September 30, 2014	March 31, 2014
Money market funds	$74,703	$93,077

We did not record impairments to any non-financial assets in the second quarter or first six months of fiscal 2015 or 2014. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt at September 30, 2014 and March 31, 2014. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of
	September 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$203,735	$204,298	$203,735	$203,820

NOTE 5: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2014	March 31, 2014
Manufacturing inventories:
Finished goods	$22,346	$18,069
Work in process	88	1,056
Materials and purchased parts	13,766	15,690
	$36,200	$34,815

	As of
	September 30, 2014	March 31, 2014
Service parts inventories:
Finished goods	$16,761	$17,926
Component parts	7,866	7,703
	$24,627	$25,629

NOTE 6: INTANGIBLE ASSETS AND GOODWILL
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the second quarter or first six months of fiscal 2015 or 2014. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	September 30, 2014			March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(178,941)	$1,051	$179,475	$(178,348)	$1,127
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	76,019	(76,019)	—	76,019	(73,235)	2,784
	$259,911	$(258,860)	$1,051	$259,394	$(255,483)	$3,911

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the second quarter or first six months of fiscal 2015. The following table provides a summary of the goodwill balance at both September 30, 2014 and March 31, 2014 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 7: ACCRUED WARRANTY
The quarterly changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$5,898	$7,015	$6,116	$7,520
Additional warranties issued	1,519	1,787	3,247	3,929
Adjustments for warranties issued in prior fiscal years	(243)	(22)	140	(82)
Settlements	(1,884)	(2,291)	(4,213)	(4,878)
Ending balance	$5,290	$6,489	$5,290	$6,489

We warrant our products against certain defects for one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If we determine in a future period, that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
NOTE 8: LONG-TERM DEBT
On April 24, 2014, our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) was amended to allow us to use proceeds from the credit agreement to repay our convertible subordinated notes so long as we have a fixed charge coverage ratio of 1.5 and liquidity of $25 million. The amendment also impacted the available line, maturity date and certain covenants and compliance obligations, which are reflected below.
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
We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at September 30, 2014. As of September 30, 2014, and during the second quarter and first six months of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.

NOTE 9: RESTRUCTURING CHARGES
The types of restructuring expense for the three and six months ended September 30, 2014 and September 30, 2013 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Severance and benefits	$(20)	$108	$105	$2,591
Facilities	647	12	1,374	88
Other	(3)	177	10	177
Total	$624	$297	$1,489	$2,856

In the second quarter and first six months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S. The restructuring charges in the second quarter and first six months of fiscal 2014 were primarily the result of efforts to consolidate manufacturing and service activities with contract manufacturers that were initiated the first quarter of fiscal 2014.
Accrued Restructuring
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2014
	Severance and Benefits	Facilities	Other	Total
Balance as of June 30, 2014	$498	$6,915	$53	$7,466
Restructuring costs	53	647	—	700
Restructuring charge reversal	(73)	—	(3)	(76)
Cash payments	(230)	(852)	(50)	(1,132)
Other non-cash	—	43	—	43
Balance as of September 30, 2014	$248	$6,753	$—	$7,001

	Six Months Ended September 30, 2014
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2014	$1,574	$6,724	$70	$8,368
Restructuring costs	319	1,374	13	1,706
Restructuring charge reversal	(214)	—	(3)	(217)
Cash payments	(1,431)	(1,647)	(80)	(3,158)
Other non-cash	—	302	—	302
Balance as of September 30, 2014	$248	$6,753	$—	$7,001

	As of September 30, 2014
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$99	$3,325	$3,424
October 2015 through February 2021	149	3,428	3,577
	$248	$6,753	$7,001

We anticipate $0.1 million of severance and benefits will be paid by the end of fiscal 2015 and the remaining $0.1 million of severance and benefits will be paid by the end of fiscal 2016. Facility restructuring accruals will be paid in accordance with the respective facility lease terms.

NOTE 10: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Share-based compensation:
Cost of revenue	$333	$523	$747	$1,051
Research and development	603	908	1,383	1,776
Sales and marketing	887	1,080	1,797	2,154
General and administrative	846	980	1,810	1,866
	$2,669	$3,491	$5,737	$6,847
Share-based compensation by type of award:
Stock options	$154	$208	$311	$440
Restricted stock	2,315	2,968	5,013	5,706
Stock purchase plan	200	315	413	701
	$2,669	$3,491	$5,737	$6,847
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the second quarter or first six months of fiscal 2015 or 2014. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair value of RSUs granted during the second quarter and first six months of fiscal 2015 was $1.25. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2014 were $1.41 and $1.40, respectively.

During the second quarter of fiscal 2015, we granted 2.3 million RSUs with performance conditions (“performance RSUs”), and the total fair value of these RSUs at the grant date was $2.9 million. Performance RSUs will become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2015. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of September 30, 2014, the amount of share-based compensation expense recognized for the performance RSUs was immaterial.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2015 and fiscal 2014, respectively, was estimated at the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2014 and 2013 were as follows:

	Three and Six Months Ended
	September 30, 2014	September 30, 2013
Option life (in years)	0.5	0.5
Risk-free interest rate	0.06%	0.07%
Stock price volatility	32.19%	47.65%
Weighted-average grant date fair value	$0.30	$0.47

Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	7,997	$1.78
Exercised	(155)	0.86
Forfeited	(99)	2.13
Expired	(1,761)	2.69
Outstanding as of September 30, 2014	5,982	$1.52	2.07	$704
Vested and expected to vest at September 30, 2014	5,977	$1.52	2.06	$704
Exercisable as of September 30, 2014	5,792	$1.49	2.02	$704

Restricted Stock
A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2014	12,108	$1.80
Granted	9,519	1.25
Vested	(5,284)	2.21
Forfeited	(462)	1.52
Nonvested at September 30, 2014	15,881	$1.34

NOTE 11: INCOME TAXES
Income tax provisions for the second quarter and first six months of fiscal 2015 were $0.4 million and $0.6 million, respectively, and were $0.5 million and $0.9 million for the second quarter and first six months of fiscal 2014, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 12: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$1,248	$(7,893)	$(3,076)	$(4,612)
Divided by
Weighted average shares:
Basic	254,760	247,074	252,724	246,569
Dilutive shares from stock plans	2,819	—	—	—
Diluted	257,579	247,074	252,724	246,569
Basic and diluted net income (loss) per share	$0.00	$(0.03)	$(0.01)	$(0.02)

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For all periods presented, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes were excluded. At September 30, 2014 and 2013, 30.9 million and 31.2 million, respectively, weighted average shares of 3.50% convertible subordinated notes were excluded.

•
For the second quarter and first six months of fiscal 2015, options to purchase 2.3 million and 7.0 million weighted average shares, respectively, were excluded. For the second quarter and first six months of fiscal 2014, options to purchase 13.9 million and 14.9 million weighted average shares, respectively, were excluded.

•
Unvested RSUs of 0.2 million and 12.0 million weighted average shares for the second quarter and first six months of fiscal 2015, respectively, were excluded. Unvested RSUs of 10.9 million and 10.4 million weighted average shares for the second quarter and first six months of fiscal 2014, respectively, were excluded.

NOTE 13: LEGAL PROCEEDINGS
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
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412 by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages.

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
OVERVIEW
We believe our combination of expertise, innovation and platform independence enables us to solve data protection and scale-out storage challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® software, StorNext appliances, StorNext Pro™ Solutions and Lattus™ extended online storage systems and are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
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

During the first half of fiscal 2015, our focus on providing an increasingly broad range of scale-out storage solutions and expanding our footprint in the vertical market of media and entertainment helped us achieve record quarterly revenue for scale-out storage products and services. We have created specific product combinations in our StorNext Pro Solutions as well as dedicated sales and marketing resources for this vertical market. We also believe there is opportunity for growth in other vertical markets and use cases where customers can benefit from our workflow-optimized solutions, including oil and gas, government intelligence, corporate video and cybersecurity. In addition, we leveraged our install base of data center customers to sell scale-out storage solutions to manage growing media files and large content workflows for these customers. We also introduced the DXi6900, which incorporates StorNext 5 technology and is optimized for modern data protection workflows. We are pursuing strategic partnerships and have announced new joint solutions with a partner targeted for sporting event media and entertainment customers and with a strategic partner that enables customers to more easily investigate and combat cyber-attacks. In addition, in October we announced a joint solution with a partner that is designed to optimize workflows for the oil and gas industry. We believe these strategic partnership joint solutions for specific use cases can contribute incremental revenue in fiscal 2015.
In July we acquired Symform, Inc.'s cloud storage services platform and development team, gaining technology and expertise we plan to leverage in future scale-out storage and data protection offerings.
We believe our current cash, balance sheet resources and line of credit availability are sufficient to pay off the $133.7 million of 3.50% convertible subordinated notes due November 15, 2015, operate the business and fund additional growth opportunities.
Results
We had total revenue of $135.1 million in the second quarter of fiscal 2015, a $3.6 million increase from the second quarter of fiscal 2014, primarily due to increases in scale-out storage solutions and service revenue, partially offset by decreased revenue from tape automation systems and media. Product and service revenue increased despite a decrease in sales to the U.S. federal government, which were lower than expected. Our branded product and service revenue increased 7% from the second quarter of fiscal 2014 due to increased scale-out storage solutions revenue offset by decreased tape automation and media revenue. Revenue from branded scale-out storage solutions increased compared to the prior year in all geographies - APAC, EMEA and North America. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, at 86% in the second quarter of fiscal 2015, compared to 83% in the second quarter of fiscal 2014.
Our gross margin percentage increased 290 basis points from the second quarter of fiscal 2014 to 45.8% as a result of higher revenue and the improvements we have made in our business model over the past year, including moving to an outsourced manufacturing model.
Operating expenses decreased $3.3 million, or 5% from the second quarter of fiscal 2014, primarily from cost controls and spending reductions implemented over the past year. The largest spending decrease compared to the second quarter of fiscal 2014 was for compensation and benefits as a result of reduced staffing to right-size our workforce. Intangible amortization expense also decreased significantly due to certain intangibles becoming fully amortized during the second quarter of fiscal 2015.
Our operating results improved $8.8 million, from a $5.0 million loss from operations in the second quarter of fiscal 2014 to $3.8 million of income from operations in the second quarter of fiscal 2015. We generated $8.6 million in cash from operations during the first six months of fiscal 2015 compared to $8.2 million in the first six months of fiscal 2014. We ended the quarter with $107.7 million in cash, cash equivalents and restricted cash, the highest quarter-end balance in over four years.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Product revenue	$85,216	63.1%	$84,756	64.5%	$460	0.5%
Service revenue	39,157	29.0%	36,194	27.5%	2,963	8.2%
Royalty revenue	10,733	7.9%	10,529	8.0%	204	1.9%
Total revenue	$135,106	100.0%	$131,479	100.0%	$3,627	2.8%

	Six Months Ended
(Dollars in thousands)
	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Product revenue	$165,410	62.8%	$170,605	61.1%	$(5,195)	(3.0)%
Service revenue	77,657	29.5%	72,686	26.0%	4,971	6.8%
Royalty revenue	20,167	7.7%	36,037	12.9%	(15,870)	(44.0)%
Total revenue	$263,234	100.0%	$279,328	100.0%	$(16,094)	(5.8)%

Total revenue increased from the second quarter of fiscal 2014 primarily due to increases in scale-out storage solutions and service revenue, partially offset by decreased revenue from media and OEM tape automation systems. Total revenue decreased from the first six months of fiscal 2014 primarily due to a decline in royalty and tape automation systems revenue, partially offset by an increase in sales of scale-out storage solutions. The decrease in royalty revenue was primarily due to a $15.0 million royalty received in connection with an intellectual property agreement in the prior year.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for tape products. Revenue from branded data protection products and services decreased $2.9 million, or 3%, from the second quarter of fiscal 2014 and $7.4 million, or 4%, from the first six months of fiscal 2014, largely due to decreases in media and tape automation systems revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $9.5 million, or 59%, from the second quarter of fiscal 2014 and $14.6 million, or 51%, from the first six months of fiscal 2014 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances, StorNext Pro Solutions and Lattus extended online storage solutions. In addition, OEM product and service revenue, which primarily comprises tape automation systems, decreased $3.2 million and $7.4 million from the second quarter and first six months of fiscal 2014, respectively.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $0.5 million in the second quarter of fiscal 2015 and decreased $5.2 million in the first six months of fiscal 2015 compared to the prior year periods. The increase in product revenue for the second quarter of fiscal 2015 was primarily due to increased sales of both scale-out storage solutions and disk backup systems, partially offset by decreases in revenue from media and OEM tape automation systems. The decrease in product revenue for the first six months of fiscal 2015 was primarily due to lower tape automation systems and media sales, partially offset by an increase in revenue from scale-out storage solutions. Revenue from sales of branded products increased 6% and 2%, respectively, and sales of products to our OEM customers decreased 18% and 20%, respectively, in the second quarter and first six months of fiscal 2015 compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)
	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Tape automation systems	$37,857	28.0%	$41,570	31.6%	$(3,713)	(8.9)%
Disk backup systems*	12,860	9.5%	11,734	8.9%	1,126	9.6%
Devices and media	12,993	9.6%	16,762	12.7%	(3,769)	(22.5)%
Scale-out storage solutions*	21,506	16.0%	14,690	11.3%	6,816	46.4%
Total product revenue	$85,216	63.1%	$84,756	64.5%	$460	0.5%

	Six Months Ended
(Dollars in thousands)
	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Tape automation systems	$75,763	28.8%	$86,235	30.9%	$(10,472)	(12.1)%
Disk backup systems*	22,671	8.6%	23,230	8.3%	(559)	(2.4)%
Devices and media	30,718	11.7%	34,741	12.4%	(4,023)	(11.6)%
Scale-out storage solutions*	36,258	13.7%	26,399	9.5%	9,859	37.3%
Total product revenue	$165,410	62.8%	$170,605	61.1%	$(5,195)	(3.0)%

*Revenue from disk backup systems and scale-out storage solutions was previously included in a caption entitled disk backup systems and software solutions. Previously reported amounts have been reclassified to conform to current period presentation.

Our branded tape automation business performed better in the second quarter and first six months of fiscal 2015 than our OEM tape automation systems business. Branded tape automation revenue declined 3%, or $0.7 million, and 6%, or $3.2 million, respectively, compared to OEM tape automation revenue decreases of 17%, or $3.0 million, and 21%, or $7.3 million, respectively, in the second quarter and first six months of fiscal 2015 compared to the prior year periods. The OEM decreases during both the second quarter and first six months of fiscal 2015 were primarily due to a decline in revenue from enterprise and midrange systems, with both product categories experiencing similar decreases during the second quarter of fiscal 2015 and midrange systems declining approximately twice as much as enterprise systems during the first six months of fiscal 2015. Within our branded tape automation business, the decline in the second quarter of fiscal 2015 was primarily due to a decrease in sales of enterprise systems, and the decline in the first six months of fiscal 2015 was primarily due to a decrease in sales of midrange systems.
The increase in disk backup systems revenue during the second quarter of fiscal 2015 was primarily attributed to our branded business, with a $1.8 million increase in revenue from entry-level systems and a $0.9 million increase in revenue from midrange systems, including the recently-introduced DXi 6900, partially offset by a $1.3 million decrease in enterprise systems revenue. The DXi 6900 scales to higher storage capacities than previous midrange systems, which contributed to the decrease in enterprise systems revenue. The decrease in disk backup systems revenue during the first six months of fiscal 2015 was primarily due to a 16% decrease in midrange systems revenue, offset by increased sales of entry-level systems, which more than doubled compared to the prior year, driven by the introduction of the DXi 4700. During both the second quarter and first six months of fiscal 2015, we experienced an increase in large disk backup systems orders over $200,000.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during the second quarter and first six months of fiscal 2015 primarily due to lower media sales.
Our scale-out storage solutions revenue increased during both the second quarter and first six months of fiscal 2015 primarily due to increased sales of StorNext appliances. During these two periods, revenue from Lattus extended online storage and StorNext Pro Solutions products also increased, partially offset by decreases in StorNext standalone software revenue. During both the second quarter and first six months of fiscal 2015, we experienced an increase in large scale-out storage solutions orders over $200,000.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased from the second quarter and first six months of fiscal 2014 primarily due to increased revenue from branded service contracts for our StorNext appliances.

Royalty Revenue
Royalty revenue was relatively flat compared to the second quarter of fiscal 2014. It decreased from the first six months of fiscal 2014 primarily due to the $15.0 million royalty received in connection with an intellectual property agreement in the prior year.
Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2014	Gross margin %	September 30, 2013		Gross margin %		Change	Basis point change
Product gross margin	$29,623	34.8%	$26,874		31.7%		$2,749	310
Service gross margin	21,573	55.1%	19,078		52.7%		2,495	240
Royalty gross margin	10,733	100.0%	10,529		100.0%		204	—
Gross margin	$61,929	45.8%	$56,392	*	42.9%	*	$5,537	290

	Six Months Ended
(Dollars in thousands)	September 30, 2014	Gross margin %	September 30, 2013		Gross margin %		Change	Basis point change
Product gross margin	$54,909	33.2%	$53,940		31.6%		$969	160
Service gross margin	42,379	54.6%	36,339		50.0%		6,040	460
Royalty gross margin	20,167	100.0%	36,037		100.0%		(15,870)	—
Gross margin	$117,455	44.6%	$126,227	*	45.2%	*	$(8,772)	(60)

* The second quarter and first six months of fiscal 2014 includes $0.1 million of restructuring charges related to cost of revenue.

The increase in gross margin percentage for the second quarter of fiscal 2015 was primarily due to increases in both product and service gross margin rates. The decrease in gross margin percentage for the first six months of fiscal 2015 was primarily due to the decrease in royalty revenue attributable to the $15.0 million royalty received in connection with an intellectual property agreement in the prior year. Partially offsetting this decrease were increases in both product and service gross margin rates.
Product Margin
Product gross margins increased 310 and 160 basis points, respectively, during the second quarter and first six months of fiscal 2015, despite relatively flat product revenue during the second quarter of fiscal 2015 and $5.2 million less product revenue during the first six months of fiscal 2015 compared to the prior year periods. These increases in product gross margin rates were primarily due to shifting to an outsourced manufacturing model during the second half of fiscal 2014. Outsourcing our manufacturing has created a more variable cost model, reducing costs during the first half of fiscal 2015 that were relatively fixed during the first half of fiscal 2014 when we manufactured the majority of our products in our facilities. Notable cost decreases from the second quarter and first six months of fiscal 2014 as a result of implementing outsourced manufacturing include compensation and benefits and facility expenses.
Service Margin
Service gross margin dollars increased 13% and 240 basis points compared to the second quarter of fiscal 2014 on an 8% increase in service revenue. For the first six months of fiscal 2015, service gross margin dollars increased 17% and 460 basis points on a 7% increase in service revenue. The increases in service gross margin rates were primarily due to reduced costs as a result of continued improvements to our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team and service parts inventories. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.

Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and gross margin dollars were relatively flat in the second quarter of fiscal 2015. The decrease in royalty gross margin dollars in the first six months of fiscal 2015 was primarily due to the non-recurring $15.0 million royalty received in the first quarter of fiscal 2014.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Research and development	$15,157	11.2%	$16,359	12.4%	$(1,202)	(7.3)%

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Research and development	$29,711	11.3%	$33,053	11.8%	$(3,342)	(10.1)%
The decrease in research and development expense in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 was primarily due to cost reductions that resulted in a $1.2 million and $3.1 million decrease, respectively, in compensation and benefits from lower staffing levels.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Sales and marketing	$28,218	20.9%	$29,995	22.8%	$(1,777)	(5.9)%

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Sales and marketing	$55,923	21.2%	$60,153	21.5%	$(4,230)	(7.0)%
The decrease in sales and marketing expense in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 was primarily due to a $0.7 million and $2.6 million, respectively, decrease in compensation and benefits from decreased staffing levels and a $0.9 million decrease in both periods in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015. Additionally, spending reductions in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 resulted in a $0.5 million and $1.2 million, respectively, decrease in marketing and advertising expense and a $0.4 million and $0.5 million, respectively, decrease in travel expense. These decreases in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 were offset by a $1.0 million and $1.4 million, respectively, increase in commission expense as we achieved growth in branded revenue.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
General and administrative	$14,085	10.4%	$14,795	11.3%	$(710)	(4.8)%

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
General and administrative	$28,456	10.8%	$29,484	10.6%	$(1,028)	(3.5)%

The decrease in general and administrative expense for the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 was primarily due to a $0.7 million refund received for IT purchases. Additionally, we had a $0.5 million and $1.2 million, respectively, decrease in facility-related expenses largely from vacating portions of various facilities in the second quarter and first six months of fiscal 2015. These decreases were partially offset by $0.7 million and $0.8 million of costs related to activities and inquiries of Starboard Value LP incurred during the second quarter and first six months of fiscal 2015, respectively. For further information regarding Starboard Value LP, refer to Item 1A. "Risk Factors."
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—%	$89	0.1%	$(89)	(100.0)%
Restructuring charges in operating expenses	624	0.5%	208	0.2%	416	200.0%
	$624	0.5%	$297	0.2%	$327	110.1%
	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—%	$89	—%	$(89)	(100.0)%
Restructuring charges in operating expenses	1,489	0.6%	2,767	1.0%	(1,278)	(46.2)%
	$1,489	0.6%	$2,856	1.0%	$(1,367)	(47.9)%
Restructuring charges in the second quarter and the first six months of fiscal 2015 were primarily due to facilities costs as a result of further consolidating our facilities in the U.S. Restructuring charges in the second quarter and the first six months of fiscal 2014 were primarily due to severance and benefits costs as a result of deciding to outsource our manufacturing operations and consolidate production and service activities. For further information regarding restructuring charges, refer to Note 9 "Restructuring Charges."
Gain on Sale of Assets

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Gain on sale of assets	$462	0.2%	$—	—%	$462	n/a
The gain on sale of assets was primarily due to the sale of IP addresses in the first six months of fiscal 2015.
Other Income and Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Other income and expense	$215	0.2%	$46	—%	$169	367.4%

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of revenue	September 30, 2013	% of revenue	Change	% Change
Other income and expense	$90	—%	$421	0.2%	$(331)	(78.6)%
Other income in the second quarter of fiscal 2015 was primarily due to net foreign exchange gains, which were largely due to strengthening of the U.S. dollar against the Australian dollar and the Swiss franc. Other income in the first six months of fiscal 2014 was primarily due to net foreign exchange gains, which were largely due to strengthening of the U.S. dollar against the Australian dollar.

Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2014	% of pre-tax income	September 30, 2013	% of pre-tax loss	Change	% Change
Income tax provision	$356	22.2%	$534	(7.3)%	$(178)	(33.3)%

	Six Months Ended
(Dollars in thousands)	September 30, 2014	% of pre-tax loss	September 30, 2013	% of pre-tax loss	Change	% Change
Income tax provision	$604	(24.4)%	$924	(25.1)%	$(320)	(34.6)%
The income tax provision for both the second quarter and first six months of fiscal 2015 and fiscal 2014 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
Cost of revenue	$215	$368	$(153)	(41.6)%
Sales and marketing	928	1,857	(929)	(50)%
	$1,143	$2,225	$(1,082)	(48.6)%

	Six Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
Cost of revenue	$593	$736	$(143)	(19.4)%
Sales and marketing	2,784	3,713	(929)	(25)%
	$3,377	$4,449	$(1,072)	(24.1)%

The decrease in intangible amortization in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 was primarily due to certain intangibles becoming fully amortized during the second quarter of fiscal 2015. For further information regarding amortizable intangible assets, refer to Note 6 “Intangible Assets and Goodwill.”

Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
Cost of revenue	$333	$523	$(190)	(36.3)%
Research and development	603	908	(305)	(33.6)%
Sales and marketing	887	1,080	(193)	(17.9)%
General and administrative	846	980	(134)	(13.7)%
	$2,669	$3,491	$(822)	(23.5)%

	Six Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
Cost of revenue	$747	$1,051	$(304)	(28.9)%
Research and development	1,383	1,776	(393)	(22.1)%
Sales and marketing	1,797	2,154	(357)	(16.6)%
General and administrative	1,810	1,866	(56)	(3.0)%
	$5,737	$6,847	$(1,110)	(16.2)%
The decrease in share-based compensation expense in the second quarter and first six months of fiscal 2015 compared to the second quarter and first six months of fiscal 2014 was primarily due to a $0.7 million decrease in expense related to a decrease in the fair value of restricted stock units.
LIQUIDITY AND CAPITAL RESOURCES
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2014	September 30, 2013
Net loss	$(3,076)	$(4,612)
Net cash provided by operating activities	8,551	8,228
Net cash used in investing activities	(1,932)	(3,877)
Net cash provided by (used in) financing activities	(654)	477
Six Months Ended September 30, 2014
The $11.6 million difference between net loss and net cash provided by operating activities during the six months ended September 30, 2014 was primarily due to $15.4 million in non-cash items, the largest of which were share-based compensation, depreciation, amortization and service parts lower of cost or market adjustment. In addition, we had an $8.7 million decrease in accounts receivable, which was offset by an $11.9 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased service contract invoicing in the second quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities reflects $1.9 million of property and equipment purchases and $0.5 million of cash paid for our acquisition of Symform, Inc. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.

Six Months Ended September 30, 2013
The $12.8 million difference between reported net loss and net cash provided by operating activities during the six months ended September 30, 2013 was primarily due to $24.5 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization. In addition, we had a $10.5 million decrease in accounts receivable primarily due to decreased sales in the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. These were partially offset by cash uses from a $14.2 million decrease in accounts payable and a $6.4 million decrease in deferred revenue. Accounts payable decreased due to reduced purchases in addition to the timing of payments. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes.
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
Capital Resources and Financial Condition

We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and contractual obligations and to sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we recorded facility restructuring charges in the second quarter and first six months of fiscal 2015, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through February 2021. As a result, the facility restructuring is not expected to change our cash requirements. Our cash outlay for these lease payments could be reduced in the future if we are able to sublease facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates.
We have $203.7 million of convertible subordinated debt outstanding in addition to a line of credit under a Wells Fargo credit agreement, inclusive of amendments (“WF credit agreement”). The $203.7 million of convertible subordinated debt comprises $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes require semi-annual interest payments and have no early call provisions. Interest payments related to the 3.50% notes and 4.50% notes are paid on May 15 and November 15 of each year. We paid $2.3 million of interest on the 3.50% notes and $1.6 million of interest on the 4.50% notes in the first six months of fiscal 2015.
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in an escrow account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at September 30, 2014. As of September 30, 2014, and during the second quarter and first six months of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.
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
(ii)    Unwillingness on the part of the lenders to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line, or

•	Approve any amendments to the credit agreement we may seek to obtain in the future.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the second quarter and first six months of fiscal 2015. During the second quarter and first six months of fiscal 2015, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
We had no outstanding borrowings under the WF credit agreement and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense.
ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls were effective.

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
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412  by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages.
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
We derive the majority of our revenue from products that incorporate some form of tape technology, and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. We believe that the storage environment is changing, including reduced demand for tape products. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and operating results and we expect that our revenues from tape products will continue to decline, which could materially and adversely impact our business, financial condition and operating results in the future.
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will migrate toward these products and solutions. While we are making targeted investment in disk systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

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
Certain of our contracts with customers contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise products, and the revenue associated with the on-site service of those products, are somewhat concentrated in specific customers, including government agencies and government-related companies. Any failure of such customers and agencies to continue purchasing products in the same quantities and in the same time frames as they have in the past could affect our operating results. Our operating results could be adversely affected by any number of factors including:

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
If our products fail to meet our or our customers’ specifications for quality and reliability, we may face liability and reputational or financial harm which may adversely impact our results of operations, and our competitive position may suffer.
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

A large percentage of our sales are to a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.
Our sales have been and continue to be concentrated among a few customers because under our business model, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with customers are terminable at will. Revenue from OEM customers has decreased in recent years. If we experience further declines in revenue from OEM customers or any of our other large customers, our business, financial condition and operating results could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons.
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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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
Technological developments and competition over the years in the tape automation market and in the storage market in general has resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and least pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. However, certain of our costs are fixed in the short term, so we may not be able to offset price decreases or reductions in demand sufficiently to maintain our profitability. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.
Industry consolidation and competing technologies with device products, which include tape drives and removable hard drives, have resulted in decreased prices and increasingly commoditized device products. Our response has been to manage our device business at the material margin level, and we have chosen not to compete for sales in intense price-based situations or if we would be unable to maintain a certain gross margin level. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from devices has decreased in recent years, our material margins have remained relatively stable over this period. We have exited certain portions of the device market and have anticipated decreased sales of devices. We face risk of reduced shipments of our devices beyond our plans and could have reduced margins on these products, which could adversely impact our business, financial condition and results of operations.
Additionally, the competitive landscape could change due to merger and acquisition activity in the data protection market. Such transactions may impact us in a number of ways. For instance, they could result in:

•	Competitors decreasing in number but having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s); and

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.
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

Additionally, the competitive landscape could change due to mergers and acquisitions among our competitors, customers and partners. Transactions such as these may impact us in a number of ways. For instance, they could result in:

•	Competitors decreasing in number but having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s);

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and

•	Competitors acquiring our current suppliers or business partners and negatively impacting our business model.
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
Our media royalties, branded software and OEM deduplication software revenues are relatively profitable and can significantly impact total company profitability. We receive media royalty revenue based on tape media cartridges sold by various tape media manufacturers and resellers. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our media royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:

•	The size of the installed base of devices and similar products that use tape media cartridges;

•	The performance of our strategic licensing partners, which sell tape media cartridges;

•
The relative growth in units of newer device products, since the associated media cartridges for newer products typically sell at higher prices than the media cartridges associated with older products;

•	The media consumption habits and rates of end users;

•	The pattern of device retirements; and

•	The level of channel inventories.
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
Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort of our OEM deduplication software partners in marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape, including the impact of acquisitions. At various times, we had significant revenue from OEM deduplication software revenue and at times we had negligible revenue from OEM deduplication software, which negatively impacted our results. Any further disruptions to the factors on which our OEM deduplication software revenues depend could adversely affect our business, financial condition and operating results.

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
A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce and fulfill orders for our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore and Thailand. Because of these operations, we are subject to a number of risks including:

•	Reduced or limited protection of our intellectual property;

•	Compliance with multiple and potentially conflicting regulatory requirements and practices;

•	Commercial laws that favor local businesses;

•	Exposure to economic fluctuations including inflationary risk and continuing sovereign debt risk;

•	Shortages in component parts and raw materials;

•	Import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;

•	The burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S. including the Foreign Corrupt Practices Act;

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported) and global economic conditions generally;

•
Inflexible employee contracts and employment laws that may make it difficult to terminate or change the compensation structure for employees in some foreign countries in the event of business downturns;

•	Recruiting employees in highly competitive markets and wage inflation in certain markets;

•	Potential restrictions on the transfer of funds between countries;

•	Political, military, social and infrastructure risks, especially in emerging or developing economies;

•	Import and export duties and value-added taxes;

•	Natural disasters, including earthquakes, flooding, typhoons and tsunamis; and

•	Cultural differences that affect the way we do business.
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
Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in IT spending as a result of economic conditions or fluctuations in U.S. federal government spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders defined as orders greater than $200,000;

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Failure to meet the expectations of investors or analysts; and

•	Restructuring actions or unexpected costs.
If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.
If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.
Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, contract manufacturers and others as required, in which we strictly limit access to, and distribution of, our software and further limit the disclosure and use of our proprietary information.
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
Although we use third parties to manufacture our products, in some cases we may retain the responsibility to purchase component inventory to support third party manufacturing activities, which presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we may place orders with or pay certain suppliers for components in advance of receipt of customer orders. We may occasionally enter into negotiated orders with vendors early in the manufacturing process of our products to ensure that we have sufficient components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components can be complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we may make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. These same risks exist with our third party contract manufacturing partners. Our business and operating results could be materially and adversely affected if we incur increased costs or are unable to fulfill customer orders.
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
We have limited control over the quality of products and components produced and services provided by our supply chain and third party contract manufacturing and service business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Sub-tier suppliers selected by the primary third party could have process control issues or could select components with latent defects that manifest over a longer period of time. We may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations.
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

•
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

•	We are subject to mandatory field audits and control of cash receipts by the lender if we do not maintain liquidity above certain thresholds;

•	We may be more vulnerable to adverse economic and industry conditions;

•	We may be unable to make payments on other indebtedness or obligations; and

•	We may be unable to incur additional debt on acceptable terms, if at all.
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
We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities as well as the safety of our employees and the public. Current regulations in the U.S. and various international jurisdictions restrict the use of certain potentially hazardous materials used in electronic products and components (including lead and some flame retardants), impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and require extensive investigation into and disclosure regarding certain minerals used in our supply chain. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our costs or product sales by requiring us to acquire costly equipment or materials, redesign processes or to incur other significant expenses in adapting our waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.
We are subject to many laws and regulations, and violation of or changes in those requirements could materially and adversely affect our business.
We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, and requirements including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we may incur costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.
A cybersecurity breach could adversely affect our ability to conduct our business, harm our reputation, expose us to significant liability or otherwise damage our financial results.
A cybersecurity breach could negatively affect our reputation as a trusted provider of scale-out storage, archive and data protection products by adversely affecting the market’s perception of the security or reliability of our products and services. Many of our customers and partners store sensitive data on our products, and a cybersecurity breach related to our products could harm our reputation and potentially expose us to significant liability.
We also maintain sensitive data related to our employees, strategic partners and customers, including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ sophisticated security measures; however, we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.
It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business.

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
As a part of our business strategy, we have in the past and may make acquisitions in the future, subject to certain debt covenants. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated synergies from the acquisition;

•	Difficulties in assimilating and retaining employees;

•	Potential incompatibility of business cultures;

•	Coordinating geographically separate organizations;

•	Diversion of management’s attention from ongoing business concerns;

•	Coordinating infrastructure operations in a rapid and efficient manner;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Failure of acquired technology or products to provide anticipated revenue or margin contribution;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Costs and delays in implementing or integrating common systems and procedures;

•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	Impairment of existing customer, supplier and strategic relationships of either company;

•	Insufficient cash flows from operations to fund the working capital and investment requirements;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;

•	Dissatisfaction or performance problems with the acquired company;

•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;

•	The cost associated with the acquisition, including restructuring actions, which may require cash payments that, if large enough, could materially and adversely affect our liquidity; and

•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.
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
During the first six months of fiscal 2015, the closing price of our common stock ranged between a low of $0.99 on May 7, 2014 and a high of $1.31 on July 3, 2014. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.
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

Pursuant to a settlement agreement we entered into with respect to a potential proxy contest for the election of directors at our 2014 annual meeting, our failure to achieve certain operating metrics could result in a change in our Board of Directors and may constitute a change of control under certain contracts with third parties.
In connection with a potential proxy contest related to the election of directors to the Board of Directors (“Board”) at the 2014 annual meeting of stockholders (“2014 Annual Meeting”), we entered into a settlement agreement (“Settlement Agreement”) with Starboard Value LP and certain of its affiliates (“Starboard”). Pursuant to the Settlement Agreement, we agreed to nominate four candidates proposed by Starboard for election at our 2014 Annual Meeting. In addition, if we do not achieve certain objectives under our fiscal 2015 business plan previously agreed between Quantum and Starboard, then Starboard will be entitled to nominate two additional directors to the Board as of the first business day following the date that we fail to achieve any of the agreed business plan objectives, which will be determined as of the date we publicly announce earnings results for the applicable period. If Starboard exercises this right, we will increase the size of the Board by two directors, and Starboard will propose two candidates, each of whom will be appointed to the Board within ten business days of being proposed, so long as such candidate qualifies as “independent” pursuant to NYSE listing standards and does not otherwise have any material conflicts with Quantum or its businesses. These rights expire in certain circumstances.
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

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: November 7, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Agreement, dated as of July 28, 2014, by and among Quantum Corporation, Starboard Value LP, and certain of its affiliates (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 29, 2014).

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