Form 10-Q
period 2014-12-31
QUANTUM CORP /DE/
filed 2015-02-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on January 31, 2015, there were 256,388,447 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$106,983	$99,125
Restricted cash	2,677	2,760
Accounts receivable, net of allowance for doubtful accounts of $235 and $88, respectively	110,628	101,605
Manufacturing inventories	38,298	34,815
Service parts inventories	24,361	25,629
Other current assets	10,174	10,161
Total current assets	293,121	274,095
Long-term assets:
Property and equipment, less accumulated depreciation	15,292	17,574
Intangible assets, less accumulated amortization	891	3,911
Goodwill	55,613	55,613
Other long-term assets	9,030	10,605
Total long-term assets	80,826	87,703
	$373,947	$361,798
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$51,081	$41,792
Accrued warranty	4,788	6,116
Deferred revenue, current	89,973	98,098
Accrued restructuring charges, current	3,136	4,345
Convertible subordinated debt, current	133,735	—
Accrued compensation	31,270	25,036
Other accrued liabilities	13,901	15,168
Total current liabilities	327,884	190,555
Long-term liabilities:
Deferred revenue, long-term	39,251	40,054
Accrued restructuring charges, long-term	3,061	4,023
Convertible subordinated debt, long-term	70,000	203,735
Other long-term liabilities	10,423	10,831
Total long-term liabilities	122,735	258,643
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 256,244 and 250,410
shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	2,562	2,504
Capital in excess of par	451,992	443,547
Accumulated deficit	(536,216)	(540,071)
Accumulated other comprehensive income	4,990	6,620
Total stockholders’ deficit	(76,672)	(87,400)
	$373,947	$361,798

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Product revenue	$92,166	$98,287	$257,576	$268,892
Service revenue	39,191	36,926	116,848	109,612
Royalty revenue	10,706	10,656	30,873	46,693
Total revenue	142,063	145,869	405,297	425,197
Cost of product revenue	59,772	64,502	170,273	181,167
Cost of service revenue	17,224	19,706	52,502	56,053
Restructuring charges related to cost of revenue	—	288	—	377
Total cost of revenue	76,996	84,496	222,775	237,597
Gross margin	65,067	61,373	182,522	187,600
Operating expenses:
Research and development	13,969	16,010	43,680	49,063
Sales and marketing	27,494	29,424	83,417	89,577
General and administrative	13,815	14,261	42,271	43,745
Restructuring charges	187	1,758	1,676	4,525
Total operating expenses	55,465	61,453	171,044	186,910
Gain on sale of assets	—	—	462	—
Income (loss) from operations	9,602	(80)	11,940	690
Other income and expense	125	370	215	791
Interest expense	(2,460)	(2,440)	(7,360)	(7,319)
Income (loss) before income taxes	7,267	(2,150)	4,795	(5,838)
Income tax provision	336	308	940	1,232
Net income (loss)	$6,931	$(2,458)	$3,855	$(7,070)

Basic net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.03)
Diluted net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.03)

Weighted average shares:
Basic	255,860	248,135	253,773	246,183
Diluted	302,855	248,135	257,807	246,183

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income (loss)	$6,931	$(2,458)	$3,855	$(7,070)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(969)	59	(2,061)	454
Net unrealized gain (loss) on revaluation of long-term intercompany balances	148	(49)	431	(211)
Total other comprehensive income (loss)	(821)	10	(1,630)	243
Total comprehensive income (loss)	$6,110	$(2,448)	$2,225	$(6,827)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$3,855	$(7,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,364	8,217
Amortization of intangible assets	3,537	6,673
Amortization of debt issuance costs	1,246	1,225
Service parts lower of cost or market adjustment	2,690	8,715
Gain on sale of assets	(462)	—
Deferred income taxes	(11)	86
Share-based compensation	8,655	10,268
Other non-cash	(302)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,023)	(7,443)
Manufacturing inventories	(6,145)	5,372
Service parts inventories	(686)	2,993
Accounts payable	9,325	(8,672)
Accrued warranty	(1,328)	(1,393)
Deferred revenue	(8,928)	(1,182)
Accrued restructuring charges	(2,197)	309
Accrued compensation	6,774	(1,786)
Other assets and liabilities	(2,247)	(776)
Net cash provided by operating activities	11,117	15,536
Cash flows from investing activities:
Purchases of property and equipment	(2,882)	(5,026)
Proceeds from sale of assets	462	—
Change in restricted cash	(139)	517
Purchases of other investments	(22)	(534)
Return of principal from other investments	104	—
Payment for business acquisition, net of cash acquired	(517)	—
Net cash used in investing activities	(2,994)	(5,043)
Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(2,212)	(1,807)
Proceeds from issuance of common stock	2,060	2,431
Net cash provided by (used in) financing activities	(152)	624
Effect of exchange rate changes on cash and cash equivalents	(113)	22
Net increase in cash and cash equivalents	7,858	11,139
Cash and cash equivalents at beginning of period	99,125	68,976
Cash and cash equivalents at end of period	$106,983	$80,115
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$90	$514
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to major enterprises, trust us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be Certain™ they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
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

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the fourth quarter of fiscal 2014, we identified an error related to certain allowances recorded for estimated future price adjustments with a cumulative $0.7 million overstatement of revenue and accounts receivable at April 1, 2013. Revenue for both the third quarter and first nine months of fiscal 2014 was overstated by $0.1 million as a result of this error. We also identified an error related to straight-line rent expense that had accumulated since fiscal 2006, resulting in a $2.1 million cumulative overstatement of rent expense and total other accrued liabilities and other long-term liabilities at April 1, 2013. General and administrative expense was overstated by less than $0.1 million for both the third quarter and first nine months of fiscal 2014.
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
We believe the revisions are not material to the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss or Condensed Consolidated Statements of Cash Flows for the third quarter or first nine months ended December 31, 2013.
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

NOTE 4: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	December 31, 2014	March 31, 2014
Money market funds	$65,562	$93,077

We did not record impairments to any non-financial assets in the third quarter or first nine months of fiscal 2015 or 2014. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt at December 31, 2014 and March 31, 2014. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of
	December 31, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$203,735	$219,820	$203,735	$203,820

NOTE 5: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	December 31, 2014	March 31, 2014
Manufacturing inventories:
Finished goods	$21,870	$18,069
Work in process	68	1,056
Materials and purchased parts	16,360	15,690
	$38,298	$34,815

	As of
	December 31, 2014	March 31, 2014
Service parts inventories:
Finished goods	$17,663	$17,926
Component parts	6,698	7,703
	$24,361	$25,629

NOTE 6: INTANGIBLE ASSETS AND GOODWILL
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the third quarter or first nine months of fiscal 2015 or 2014. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	December 31, 2014			March 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(179,101)	$891	$179,475	$(178,348)	$1,127
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	76,019	(76,019)	—	76,019	(73,235)	2,784
	$259,911	$(259,020)	$891	$259,394	$(255,483)	$3,911
We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the third quarter or first nine months of fiscal 2015. The following table provides a summary of the goodwill balance at both December 31, 2014 and March 31, 2014 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 7: ACCRUED WARRANTY
The quarterly changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Beginning balance	$5,290	$6,489	$6,116	$7,520
Additional warranties issued	1,596	2,018	4,843	5,947
Adjustments for warranties issued in prior fiscal years	(319)	82	(179)	—
Settlements	(1,779)	(2,462)	(5,992)	(7,340)
Ending balance	$4,788	$6,127	$4,788	$6,127
We warrant our products against certain defects for one to three years. A provision for estimated future costs and estimated returns for repair or replacement relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If we determine in a future period that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
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
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") is available for borrowing under the WF credit agreement or is deposited in a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. During the third quarter of fiscal 2015, the 3.50% notes were reclassified from convertible subordinated debt, long-term to convertible subordinated debt, current as they are due November 15, 2015.
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
We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at December 31, 2014. As of December 31, 2014, and during the third quarter and first nine months of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.

NOTE 9: RESTRUCTURING CHARGES
The types of restructuring expense for the three and nine months ended December 31, 2014 and December 31, 2013 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Severance and benefits	$279	$1,645	$384	$4,236
Facilities	(92)	41	1,282	129
Other	—	360	10	537
Total	$187	$2,046	$1,676	$4,902

For the first nine months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S. In the third quarter of fiscal 2014, restructuring charges were primarily due to severance and benefits costs as a result of right-sizing our workforce related to business model changes. For the first nine months of fiscal 2014, restructuring charges were largely due to severance and benefits costs resulting from strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities.

Accrued Restructuring
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2014
	Severance and Benefits	Facilities	Total
Balance as of September 30, 2014	$248	$6,753	$7,001
Restructuring costs	368	179	547
Restructuring charge reversal	(89)	(271)	(360)
Cash payments	(2)	(987)	(989)
Other non-cash	—	(2)	(2)
Balance as of December 31, 2014	$525	$5,672	$6,197

	Nine Months Ended December 31, 2014
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2014	$1,574	$6,724	$70	$8,368
Restructuring costs	687	1,553	13	2,253
Restructuring charge reversal	(303)	(271)	(3)	(577)
Cash payments	(1,433)	(2,634)	(80)	(4,147)
Other non-cash	—	300	—	300
Balance as of December 31, 2014	$525	$5,672	$—	$6,197

	As of December 31, 2014
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$376	$2,760	$3,136
January 2016 through February 2021	149	2,912	3,061
	$525	$5,672	$6,197

Facility restructuring accruals will be paid in accordance with the respective facility lease terms.

NOTE 10: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Share-based compensation:
Cost of revenue	$362	$509	$1,109	$1,560
Research and development	600	862	1,983	2,638
Sales and marketing	830	994	2,627	3,148
General and administrative	1,126	1,056	2,936	2,922
	$2,918	$3,421	$8,655	$10,268
Share-based compensation by type of award:
Stock options	$153	$207	$464	$647
Restricted stock	2,584	2,923	7,597	8,629
Stock purchase plan	181	291	594	992
	$2,918	$3,421	$8,655	$10,268
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the third quarter or first nine months of fiscal 2015 or 2014. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2015 were $1.13 and $1.24, respectively. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2014 were $1.25 and $1.40, respectively.

During the second quarter of fiscal 2015, we granted 2.4 million RSUs with performance conditions (“performance RSUs”), and the total fair value of these RSUs at the grant date was $3.0 million. Performance RSUs will become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2015. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of December 31, 2014, we have recorded $0.2 million of share-based compensation expense for the performance RSUs.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2015 and fiscal 2014, respectively, was estimated at the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2014 and 2013 were as follows:

	Nine Months Ended
	December 31, 2014	December 31, 2013
Option life (in years)	0.5	0.5
Risk-free interest rate	0.06%	0.07%
Stock price volatility	32.19%	47.65%
Weighted-average grant date fair value	$0.30	$0.47

Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	7,997	$1.78
Exercised	(684)	0.97
Forfeited	(109)	2.19
Expired	(2,018)	2.84
Outstanding as of December 31, 2014	5,186	$1.46	1.92	$2,709
Vested and expected to vest at December 31, 2014	5,185	$1.46	1.92	$2,709
Exercisable as of December 31, 2014	5,078	$1.44	1.89	$2,709

Restricted Stock
A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2014	12,108	$1.80
Granted	10,282	1.24
Vested	(5,540)	2.17
Forfeited	(767)	1.53
Nonvested at December 31, 2014	16,083	$1.33

NOTE 11: INCOME TAXES
Income tax provisions for the third quarter and first nine months of fiscal 2015 were $0.3 million and $0.9 million, respectively, and were $0.3 million and $1.2 million for the third quarter and first nine months of fiscal 2014, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 12: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Numerator:
Net income (loss)	$6,931	$(2,458)	$3,855	$(7,070)
Adjustment for interest expense on convertible subordinated notes, net of taxes	902	—	—	—
Income (loss) for purposes of computing income (loss) per diluted share	$7,833	$(2,458)	$3,855	$(7,070)

Denominator:
Weighted average shares:
Basic	255,860	248,135	253,773	246,183
Dilutive shares from stock plans	4,493	—	4,034	—
Dilutive shares from convertible subordinated notes	42,502	—	—	—
Diluted	302,855	248,135	257,807	246,183

Basic net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.03)
Diluted net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.03)

Dilutive and potentially dilutive common shares from the Stock Incentive Plans are determined by applying the treasury stock method to the assumed exercise of outstanding options and the assumed vesting of outstanding restricted stock units. The dilutive impact related to our convertible subordinated notes is determined by applying the if-converted method, which includes adding the related weighted average shares to the denominator and the related interest expense to net income.

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For the third quarter of fiscal 2014 and the first nine months of fiscal 2015 and fiscal 2014, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes were excluded. For the third quarter of fiscal 2014, $0.9 million of related interest expense was excluded. For the first nine months of fiscal 2015 and 2014, $2.7 million of related interest was excluded.

•
For the third quarter and the first nine months of fiscal 2015, 30.9 million weighted average shares related to our 3.50% convertible subordinated notes were excluded. For the third quarter and the first nine months of fiscal 2014, 31.2 million weighted average shares were excluded. For the third quarter of fiscal 2015 and 2014, $1.4 million of related interest expense was excluded. For the first nine months of fiscal 2015 and 2014, $4.3 million of related interest expense was excluded.

•
For the third quarter and first nine months of fiscal 2015, options to purchase 1.8 million and 2.6 million weighted average shares, respectively, were excluded. For the third quarter and first nine months of fiscal 2014, options to purchase 11.5 million and 13.8 million weighted average shares, respectively, were excluded.

•
Unvested RSUs of 0.1 million weighted average shares for the third quarter and first nine months of fiscal 2015 were excluded. Unvested RSUs of 11.5 million and 10.7 million weighted average shares for the third quarter and first nine months of fiscal 2014, respectively, were excluded.

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
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412 by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroads's SPHiNX product line.
NOTE 14: SUBSEQUENT EVENT
On January 28, 2015, we entered into a private transaction with a note holder to repurchase $50.0 million of aggregate principal amount of the 3.50% convertible subordinated notes due November 15, 2015 for $51.0 million. In connection with this transaction, during the fourth quarter of fiscal 2015, we will record a loss on debt extinguishment of $1.3 million comprised of the loss of $1.0 million from the notes repurchased and $0.3 million of unamortized debt costs related to the repurchased notes. We also paid accrued interest on the repurchased notes of $0.4 million. We funded this transaction using cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENT
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to: (1) our goals for future operating performance including increasing revenue, having operating profit and generating cash from operations; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved, (6) our plan to repay the 3.50% convertible subordinated notes due November 15, 2015 and (7) our business goals, objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
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
Our goal for fiscal 2015, and as we look to 2016, is to profitably grow total revenue in our core business to improve operating results and shareholder value. We have undertaken several initiatives to achieve this goal, which include leveraging our market position in tape automation; penetrating growing markets where we are well positioned from a technology and go-to-market perspective with our DXi, StorNext and Lattus product lines; leveraging our large customer install base across our product portfolio to achieve efficiency and scale; focusing on vertical markets where we are strong; expanding our product portfolio; and continuing to pursue go-to-market partnerships that would drive incremental revenue and profit.
During fiscal 2015, our focus has been on providing an increasingly broad range of scale-out storage solutions and expanding our footprint in the vertical market of media and entertainment helped us achieve record quarterly revenue for scale-out storage products and services. We have created specific product combinations in our StorNext Pro Solutions as well as dedicated sales and marketing resources for this vertical market. We also believe there is opportunity for growth in other vertical markets and use cases where customers can benefit from our workflow-optimized solutions, including corporate video, cybersecurity, government intelligence and oil and gas. We leverage our install base of data center customers to sell scale-out storage solutions to manage growing media files and large content workflows for these customers. We introduced the DXi6900, which incorporates StorNext 5 technology and is optimized for modern data protection workflows. We are pursuing strategic partnerships and have announced new joint solutions with a partner targeted for sporting event media and entertainment customers and with a strategic partner that enables customers to more easily investigate and combat cyber-attacks. We also announced a joint solution with a partner that is designed to optimize workflows for the oil and gas industry. In addition, we entered into a focused joint go-to-market initiative in the U.S. with a partner and are now selling their branded product as part of a larger StorNext workflow solution. We entered into a joint sales effort in Europe with that same partner for a co-branded DXi 6900. Both of these go-to-market partnerships will allow us to expand our customer base. We believe these strategic partnership joint solutions for specific use cases can contribute incremental revenue in fiscal 2015.
In July we acquired Symform, Inc.'s cloud storage services platform and development team, gaining technology and expertise we plan to leverage in future scale-out storage and data protection offerings.
In January 2015, we announced three new public cloud solutions. These three new Q-CloudTM offerings will enable our customers to leverage Quantum's intelligent data management software to integrate the cloud into multi-tier, hybrid storage architectures for demanding workloads and to realize the full benefits of the cloud without requiring modification to existing applications or processes.
We believe our current cash, balance sheet resources and line of credit availability are sufficient to pay off the outstanding balance of the 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”), operate the business and fund additional growth opportunities. For additional information regarding our 3.50% notes, refer to "Liquidity and Capital Resources."
Results
We had total revenue of $142.1 million in the third quarter of fiscal 2015, a $3.8 million decrease from the third quarter of fiscal 2014, primarily due to decreased revenue from tape automation systems and devices and media, partially offset by increases in scale-out storage solutions and service revenue. Our branded product and service revenue increased 2% from the third quarter of fiscal 2014 primarily due to increased scale-out storage solutions revenue partially offset by decreased tape automation and media revenue. Revenue from branded scale-out storage solutions increased compared to the prior year in all geographies - APAC, EMEA and North America. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, at 88% in the third quarter of fiscal 2015, compared to 84% in the third quarter of fiscal 2014.
Our gross margin percentage increased 370 basis points from the third quarter of fiscal 2014 to 45.8% as a result of higher service revenue, driven by the growth in scale-out storage, and the improvements we have made in our business model over the past year, including moving to an outsourced manufacturing model.
Operating expenses decreased $6.0 million, or 10% from the third quarter of fiscal 2014 primarily due to cost controls and spending reductions that were implemented over the past year. The largest spending decrease compared to the third quarter of fiscal 2014 was for compensation and benefits from reduced staffing levels. Intangible amortization expense also decreased due to certain intangibles becoming fully amortized during fiscal 2015. In addition, restructuring charges related to severance and benefits decreased.
Our operating results improved $9.7 million, from a $0.1 million loss from operations in the third quarter of fiscal 2014 to $9.6 million of income from operations in the third quarter of fiscal 2015. We generated $11.1 million in cash from operations during the first nine months of fiscal 2015 compared to $15.5 million in the first nine months of fiscal 2014. We ended the quarter with $109.7 million in cash, cash equivalents and restricted cash, the highest quarter-end balance in nearly five years.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Product revenue	$92,166	64.9%	$98,287	67.4%	$(6,121)	(6.2)%
Service revenue	39,191	27.6%	36,926	25.3%	2,265	6.1%
Royalty revenue	10,706	7.5%	10,656	7.3%	50	0.5%
Total revenue	$142,063	100.0%	$145,869	100.0%	$(3,806)	(2.6)%

	Nine Months Ended
(Dollars in thousands)
	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Product revenue	$257,576	63.6%	$268,892	63.2%	$(11,316)	(4.2)%
Service revenue	116,848	28.8%	109,612	25.8%	7,236	6.6%
Royalty revenue	30,873	7.6%	46,693	11.0%	(15,820)	(33.9)%
Total revenue	$405,297	100.0%	$425,197	100.0%	$(19,900)	(4.7)%

Total revenue decreased from the third quarter of fiscal 2014 primarily due to reduced revenue from OEM and branded tape automation systems as well as branded devices and media, partially offset by increases in scale-out storage solutions and service revenue. Total revenue decreased from the first nine months of fiscal 2014 primarily due to a decline in OEM and branded tape automation systems and royalty revenue, partially offset by an increase in sales of scale-out storage solutions. The decrease in royalty revenue was primarily due to a $15.0 million royalty received in connection with an intellectual property agreement in the prior year.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for tape products. Revenue from branded data protection products and services decreased $9.3 million, or 9%, from the third quarter of fiscal 2014 and $16.6 million, or 6%, from the first nine months of fiscal 2014, largely due to decreases in tape automation systems and media revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $11.8 million, or 77%, from the third quarter of fiscal 2014 and $26.3 million, or 60%, from the first nine months of fiscal 2014 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances, StorNext Pro Solutions and Lattus extended online storage solutions. In addition, OEM product and service revenue, which primarily comprises tape automation systems, decreased $6.4 million and $13.8 million from the third quarter and first nine months of fiscal 2014, respectively.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $6.1 million in the third quarter of fiscal 2015 and $11.3 million in the first nine months of fiscal 2015 compared to the prior year periods. The decrease in product revenue for the third quarter and first nine months of fiscal 2015 was primarily due to decreased sales of OEM and branded tape automation systems and devices and media, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products remained relatively flat in both periods, and sales of products to our OEM customers decreased 31% and 24%, respectively, in the third quarter and first nine months of fiscal 2015 compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)
	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Tape automation systems	$40,497	28.5%	$52,053	35.7%	$(11,556)	(22.2)%
Disk backup systems*	15,396	10.8%	15,282	10.5%	114	0.7%
Devices and media	13,454	9.5%	17,206	11.8%	(3,752)	(21.8)%
Scale-out storage solutions*	22,819	16.1%	13,746	9.4%	9,073	66.0%
Total product revenue	$92,166	64.9%	$98,287	67.4%	$(6,121)	(6.2)%

	Nine Months Ended
(Dollars in thousands)
	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Tape automation systems	$116,260	28.7%	$138,288	32.5%	$(22,028)	(15.9)%
Disk backup systems*	38,067	9.4%	38,512	9.1%	(445)	(1.2)%
Devices and media	44,172	10.9%	51,947	12.2%	(7,775)	(15.0)%
Scale-out storage solutions*	59,077	14.6%	40,145	9.4%	18,932	47.2%
Total product revenue	$257,576	63.6%	$268,892	63.2%	$(11,316)	(4.2)%

*Revenue from disk backup systems and scale-out storage solutions was previously included in a caption entitled disk systems and software solutions. Previously reported amounts have been reclassified to conform to current period presentation.

Our branded tape automation business performed better in the third quarter and first nine months of fiscal 2015 than our OEM tape automation systems business. Branded tape automation revenue declined 16%, or $5.3 million, and 10%, or $8.5 million, respectively, compared to OEM tape automation revenue decreases of 33%, or $6.2 million, and 25%, or $13.5 million, respectively, in the third quarter and first nine months of fiscal 2015 compared to the prior year periods. The OEM decreases during both the third quarter and first nine months of fiscal 2015 were primarily due to a decline in revenue from midrange and enterprise systems, with midrange systems declining approximately twice as much as enterprise systems during both periods. Within our branded tape automation business, the decline in the third quarter of fiscal 2015 was primarily due to a decrease in sales of enterprise systems, and the decline in the first nine months of fiscal 2015 was due to a decrease in sales of both enterprise and midrange systems.
Revenue from disk backup systems, primarily attributed to our branded business, remained relatively flat during both the third quarter and first nine months of fiscal 2015. During the third quarter of fiscal 2015, a decrease in revenue from our enterprise systems was offset by increases in revenue from midrange systems, including the recently-introduced DXi 6900, and entry-level systems. The DXi 6900 scales to higher storage capacities than previous midrange systems, which contributed to the decrease in enterprise systems revenue. During the first nine months of fiscal 2015, a decrease in enterprise systems revenue was offset by increased sales of entry-level systems, which more than doubled compared to the prior year, driven by the introduction of DXi 4700. During both the third quarter and first nine months of fiscal 2015, we experienced an increase in large disk backup systems orders over $200,000.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during the third quarter and first nine months of fiscal 2015 primarily due to lower media sales.
Our scale-out storage solutions revenue increased during both the third quarter and first nine months of fiscal 2015 primarily due to increased sales of StorNext appliances. During these two periods, revenue from Lattus extended online storage and StorNext Pro Solutions products also increased, partially offset by decreases in StorNext standalone software revenue. During both the third quarter and first nine months of fiscal 2015, we experienced an increase in large scale-out storage solutions orders over $200,000.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased from the third quarter and first nine months of fiscal 2014 due to increased revenue from branded service contracts for our StorNext appliances. Service revenue for our data protection products experienced slight decreases in both periods.

Royalty Revenue
Royalty revenue was relatively flat compared to the third quarter of fiscal 2014. It decreased from the first nine months of fiscal 2014 primarily due to the $15.0 million royalty received in connection with an intellectual property agreement in the prior year.
Gross Margin

	Three Months Ended
(Dollars in thousands)	December 31, 2014	Gross margin %	December 31, 2013		Gross margin %		Change	Basis point change
Product gross margin	$32,394	35.1%	$33,785		34.4%		$(1,391)	70
Service gross margin	21,967	56.1%	17,220		46.6%		4,747	950
Royalty gross margin	10,706	100.0%	10,656		100.0%		50	—
Gross margin	$65,067	45.8%	$61,373	*	42.1%	*	$3,694	370

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	Gross margin %	December 31, 2013		Gross margin %		Change	Basis point change
Product gross margin	$87,303	33.9%	$87,725		32.6%		$(422)	130
Service gross margin	64,346	55.1%	53,559		48.9%		10,787	620
Royalty gross margin	30,873	100.0%	46,693		100.0%		(15,820)	—
Gross margin	$182,522	45.0%	$187,600	*	44.1%	*	$(5,078)	90

* The third quarter and first nine months of fiscal 2014 includes $0.3 million and $0.4 million, respectively, of restructuring charges related to cost of revenue.

The increase in gross margin percentage for both the third quarter and first nine months of fiscal 2015 was primarily driven by increases in service gross margin rates. Product gross margin rates experienced smaller increases for the third quarter and first nine months of fiscal 2015. The improvement in gross margin rates reflects the impact of the changes we have implemented in our operations, repair and service business models.
Product Margin
Product gross margins increased 70 and 130 basis points, respectively, during the third quarter and first nine months of fiscal 2015. These increases in product gross margin rates were primarily due to shifting to an outsourced manufacturing model during the second half of fiscal 2014. Outsourcing our manufacturing has created a more variable cost model, reducing costs during the first nine months of fiscal 2015 that were relatively fixed during the first nine months of fiscal 2014 when we manufactured the majority of our products in our facilities. Notable cost decreases from the third quarter and first nine months of fiscal 2014 include compensation and benefits and facility expenses as a result of implementing outsourced manufacturing.
Service Margin
Service gross margin increased 28% and 950 basis points compared to the third quarter of fiscal 2014 on a 6% increase in service revenue. For the first nine months of fiscal 2015, service gross margin increased 20% and 620 basis points on a 7% increase in service revenue. The increases in service gross margin rates were primarily due to reduced costs as a result of continued improvements to our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team and service parts inventories. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and gross margin dollars were relatively flat in the third quarter of fiscal 2015. The decrease in royalty gross margin dollars in the first nine months of fiscal 2015 was primarily due to the non-recurring $15.0 million royalty received in the first quarter of fiscal 2014.

Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Research and development	$13,969	9.8%	$16,010	11.0%	$(2,041)	(12.7)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Research and development	$43,680	10.8%	$49,063	11.5%	$(5,383)	(11.0)%
The decrease in research and development expense in the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 was primarily due to cost reductions that resulted in a $1.7 million and $4.8 million decrease, respectively, in compensation and benefits from lower staffing levels. Additionally, for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, we had a $0.9 million decrease in depreciation expense due to declining capital expenditures.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Sales and marketing	$27,494	19.4%	$29,424	20.2%	$(1,930)	(6.6)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Sales and marketing	$83,417	20.6%	$89,577	21.1%	$(6,160)	(6.9)%
The most significant component of the decrease in sales and marketing expense in the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 was a decrease of $1.9 million and $2.8 million, respectively, in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015. In the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014, we had a decrease of $0.4 million and $2.6 million, respectively, in compensation and benefits from decreased staffing levels. Additionally, spending reductions in the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 resulted in a decrease of $0.6 million and $1.8 million, respectively, in marketing and advertising expense, a decrease of $0.3 million and $0.8 million, respectively, in travel expense and a decrease of $0.1 million and $0.5 million, respectively, in external service provider expense. These decreases in the third quarter and first nine months of fiscal 2015 compared to the prior year periods were partially offset by an increase of $1.3 million and $2.7 million, respectively, in commission expense related to increased branded product revenue.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
General and administrative	$13,815	9.7%	$14,261	9.8%	$(446)	(3.1)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
General and administrative	$42,271	10.4%	$43,745	10.3%	$(1,474)	(3.4)%

The decrease in general and administrative expense for third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 was primarily due to a decrease of $0.6 million and $1.8 million, respectively, in facility-related expenses from vacating portions of various facilities in the first nine months of fiscal 2015. Additionally, we had a $0.7 million decrease in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to a refund received for IT purchases. In the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, these decreases were partially offset by a $0.9 million increase in legal and advisory fees, primarily due to costs related to intellectual property matters and costs related to activities and inquiries of Starboard Value LP incurred during the first nine months of fiscal 2015. For further information regarding Starboard Value LP, refer to Item 1A. "Risk Factors."

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—%	$288	0.2%	$(288)	(100.0)%
Restructuring charges in operating expenses	187	0.1%	1,758	1.2%	(1,571)	(89.4)%
	$187	0.1%	$2,046	1.4%	$(1,859)	(90.9)%
	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—%	$377	0.1%	$(377)	(100.0)%
Restructuring charges in operating expenses	1,676	0.4%	4,525	1.1%	(2,849)	(63.0)%
	$1,676	0.4%	$4,902	1.2%	$(3,226)	(65.8)%

For the first nine months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S. In the third quarter of fiscal 2014, restructuring charges were primarily due to severance and benefits as a result of right-sizing our workforce related to business model changes. For the first nine months of fiscal 2014, restructuring charges were largely due to severance and benefits resulting from strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities. For further information regarding restructuring charges, refer to Note 9 "Restructuring Charges."
Gain on Sale of Assets

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Gain on sale of assets	$462	0.1%	$—	—%	$462	n/a
The gain on sale of assets was primarily due to the sale of IP addresses in the first nine months of fiscal 2015.
Other Income and Expense

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Other income and expense	$125	0.1%	$370	0.3%	$(245)	(66.2)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of revenue	December 31, 2013	% of revenue	Change	% Change
Other income and expense	$215	0.1%	$791	0.2%	$(576)	(72.8)%

Other income in the first nine months of fiscal 2014 was primarily due to net foreign exchange gains, which were primarily due to strengthening of the U.S. dollar against the Australian dollar.
Income Taxes

	Three Months Ended
(Dollars in thousands)	December 31, 2014	% of pre-tax income	December 31, 2013	% of pre-tax loss	Change	% Change
Income tax provision	$336	4.6%	$308	(14.3)%	$28	9.1%

	Nine Months Ended
(Dollars in thousands)	December 31, 2014	% of pre-tax income	December 31, 2013	% of pre-tax loss	Change	% Change
Income tax provision	$940	19.6%	$1,232	(21.1)%	$(292)	(23.7)%
The income tax provision for the third quarter and first nine months of both fiscal 2015 and fiscal 2014 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013	Change	% Change
Cost of revenue	$160	$368	$(208)	(56.5)%
Sales and marketing	—	1,856	(1,856)	(100.0)%
	$160	$2,224	$(2,064)	(92.8)%

	Nine Months Ended
	December 31, 2014	December 31, 2013	Change	% Change
Cost of revenue	$753	$1,104	$(351)	(31.8)%
Sales and marketing	2,784	5,569	(2,785)	(50.0)%
	$3,537	$6,673	$(3,136)	(47.0)%

The decrease in intangible amortization in the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 was primarily due to certain intangibles becoming fully amortized during fiscal 2015. For further information regarding amortizable intangible assets, refer to Note 6 “Intangible Assets and Goodwill.”

Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013	Change	% Change
Cost of revenue	$362	$509	$(147)	(28.9)%
Research and development	600	862	(262)	(30.4)%
Sales and marketing	830	994	(164)	(16.5)%
General and administrative	1,126	1,056	70	6.6%
	$2,918	$3,421	$(503)	(14.7)%

	Nine Months Ended
	December 31, 2014	December 31, 2013	Change	% Change
Cost of revenue	$1,109	$1,560	$(451)	(28.9)%
Research and development	1,983	2,638	(655)	(24.8)%
Sales and marketing	2,627	3,148	(521)	(16.6)%
General and administrative	2,936	2,922	14	0.5%
	$8,655	$10,268	$(1,613)	(15.7)%
The decrease in share-based compensation expense in the third quarter and first nine months of fiscal 2015 compared to the third quarter and first nine months of fiscal 2014 was primarily due to a $0.3 million and $1.0 million, respectively, decrease in the fair value of restricted stock units and a $0.1 million and $0.4 million, respectively, decrease in the Stock Purchase Plan expense as a result of decreased headcount.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of December 31, 2014, we had $107.0 million of cash and cash equivalents which is comprised of money market funds and cash deposits.
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow that we generate from our operations. We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and contractual obligations and to sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should we be unable to meet our gross margin or expense objectives, it would likely have a material negative effect on our cash balances and capital resources.
The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates.
As of December 31, 2014, we had $203.7 million of convertible subordinated debt outstanding in addition to a line of credit under a Wells Fargo credit agreement, inclusive of amendments (“WF credit agreement”). The $203.7 million of convertible subordinated debt is comprised of $133.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes require semi-annual interest payments and have no early call provisions. Interest payments related to the 3.50% notes and 4.50% notes are paid on May 15 and November 15 of each year. We paid $4.7 million of interest on the 3.50% notes and $3.2 million of interest on the 4.50% notes in the first nine months of fiscal 2015.

Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited into a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at December 31, 2014. As of December 31, 2014, and during the third quarter and first nine months of fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.
On January 28, 2015, we entered into a private transaction with a note holder to repurchase $50.0 million of aggregate principal amount of the 3.50% notes for $51.0 million. In connection with this transaction, during the fourth quarter of fiscal 2015, we will record a loss on debt extinguishment of $1.3 million comprised of the loss of $1.0 million from the notes repurchased and $0.3 million of unamortized debt costs related to the repurchased notes. We also paid accrued interest on the repurchased notes of $0.4 million. We funded this transaction using cash on hand.
Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We plan to utilize a combination of cash on hand and cash available under the WF credit agreement to repay the outstanding balance of the 3.50% notes while maintaining sufficient cash to fund operating needs and other obligations. We expect that we will repay the outstanding balance of the 3.50% notes using currently available resources as described. However, we may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such financing would be available to us on commercially acceptable terms or at all.
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

Any lack of renewal, waiver or amendment, if needed, could result in the revolving credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable.
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

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2014	December 31, 2013
Net income (loss)	$3,855	$(7,070)
Net cash provided by operating activities	11,117	15,536
Net cash used in investing activities	(2,994)	(5,043)
Net cash provided by (used in) financing activities	(152)	624
Nine Months Ended December 31, 2014
The $7.3 million difference between net income and net cash provided by operating activities during the nine months ended December 31, 2014 was primarily due to $21.7 million in non-cash items, the largest of which were share-based compensation, depreciation, amortization of intangible assets and service parts lower of cost or market adjustment. In addition, we had a $9.3 million increase in accounts payable, offset by a $9.0 million increase in accounts receivable and an $8.9 million decrease in deferred revenue. The increase in accounts payable was due to increased purchases and timing of payments. The increase in accounts receivable was primarily due to increased revenue and increased service contract invoicing in the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities reflects $2.9 million of property and equipment purchases and $0.5 million of cash paid for our acquisition of Symform, Inc. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.
Nine Months Ended December 31, 2013
The $22.6 million difference between reported net loss and net cash provided by operating activities during the nine months ended December 31, 2013 was primarily due to $35.2 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization of intangible assets. These were partially offset by cash uses from an $8.7 million decrease in accounts payable and a $7.4 million increase in accounts receivable. Accounts payable decreased primarily due to reduced purchases and accounts receivable increased primarily due to increased sales in the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the third quarter and first nine months of fiscal 2015. During the third quarter and first nine months of fiscal 2015, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
We had no outstanding borrowings under the WF credit agreement during the first nine months of fiscal 2015 and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense.
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
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412  by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroad's SPHiNX product line.

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
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will migrate toward these products and solutions. While we are making targeted investment in software, disk systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.
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
Our sales have been and continue to be concentrated among a few customers because under our business model, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Furthermore, customers are not obligated to purchase any minimum product volume, and our relationships with customers are terminable at will. Revenue from OEM customers has decreased in recent years. If we experience further declines in revenue from OEM customers or any of our other large customers, our business, financial condition and operating results could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons.
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
Technological developments and competition over the years in the tape automation market and in the storage market in general has resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and less pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies than prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. However, certain of our costs are fixed in the short term, so we may not be able to offset price decreases or reductions in demand sufficiently to maintain our profitability. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

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
Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions and are increasing our reliance on certain third party business relationships. Our inability to successfully manage the changes that we implement and detect and address issues as they arise could disrupt our business and adversely impact our results of operations and financial condition.
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
Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due. For example, the outstanding $83.7 million aggregate principal amount as of January 31, 2015 of our 3.50% convertible subordinated notes is payable by us on November 15, 2015.  If we are unable to generate cash sufficient to meet this obligation through a refinancing or otherwise, we could default under these notes, which could cause an acceleration of our other outstanding indebtedness and could have a material effect on us. For further description of our outstanding debt, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
A small number of institutional investors have owned a significant portion of our common stock at various times in recent years. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, or if there is a perception that those sales may occur, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters, causing even greater selling pressure.
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
During the first nine months of fiscal 2015, the closing price of our common stock ranged between a low of $0.99 on May 7, 2014 and a high of $1.81 on December 26, 2014. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.
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
Date: February 6, 2015

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