Form 10-K
period 2015-03-31
QUANTUM CORP /DE/
filed 2015-06-12
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒
The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $197.1 million on September 30, 2014 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of the close of business on May 29, 2015, there were 258,404,948 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance, including increasing market share, continuing to add customers and increasing revenue and earnings; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under Item 1A “Risk Factors.” Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
ITEM 1. BUSINESS
Business Description
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980 and incorporated in Delaware in 1987, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be Certain™ that they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
Our scale-out storage portfolio includes StorNext® software, appliances and full systems called StorNext ProTM Solutions, as well as LattusTM extended online storage and Q-CloudTM Archive services. Our StorNext offerings enable customers to manage large unstructured data sets in an information workflow, providing high-performance ingest, real-time collaboration, scalable processing and intelligent protection. They are centered on our StorNext 5 platform, which is designed for today's modern workflow challenges of capturing, sharing and preserving massive amounts of data in the most demanding environments. StorNext 5 includes the industry's fastest streaming file system and policy-based tiering for automatically moving data across primary storage, extended online storage, tape archive and the cloud.
We also have a comprehensive portfolio of data protection solutions for physical, virtual and cloud environments. This includes our DXi® deduplication systems, Scalar® automated tape libraries and vmPRO™ virtual server backup software. In addition, we offer a Q-Cloud service for data center customers and we also provide the underlying technology platform to partners and end user customers to build their own clouds.
Recently, we introduced Artico, an intelligent network-attached storage ("NAS") archive appliance that can benefit both scale-out storage and data protection customers.
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

We are focused on driving profitable revenue growth and long-term shareholder value by capitalizing on new market opportunities, leveraging the strength of our technology, products and install base across scale-out storage and data protection, continuing to expand our solutions portfolio and building new and enhanced channel and technology partnerships.
Industry Background
For most of our customers, demands on data have changed and so have the requirements for storing and retaining it. Previously, data had a one-way, predictable lifecycle where the information technology (“IT”) focus was around risk mitigation. Now, companies know that their data can be a source of competitive advantage, revenue and growth. They are much more focused on the opportunity of data, so IT must save everything and make it available based on business requirements. In addition, the challenge of dealing with large data files is extending beyond a narrow set of vertical markets such as media and entertainment, government intelligence or oil and gas to commercial enterprises more broadly.
All of this is leading to new workflows and putting pressure on status quo approaches. Traditional infrastructures are breaking down based on the sheer volume of data and the need to store data indefinitely and continue to produce value from it. IT departments have determined that adding more spinning disk to the problem will not resolve the issues, nor will legacy backup processes.
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
Products
Scale-out Storage
With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments as well as vertically focused business units, including but not limited to media and entertainment, video surveillance, oil and gas, life sciences and high performance computing, are increasingly focused on managing large amounts of unstructured data. Generally, unstructured data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging and audio. In some cases, this also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaning and increasingly, competitive advantage. In addition, in managing unstructured data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. We offer StorNext software and appliance-based solutions, in addition to Lattus Object Storage for extended online storage and tape for low cost archiving, to address this growing need for managing and archiving growing unstructured data sets.
StorNext Workflow Storage
Our StorNext appliances leverage the power of StorNext 5 software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk and archive enabled libraries. StorNext 5 delivers higher levels of performance, scalability and flexibility for a new generation of the industry’s leading scale-out shared storage file system, tiered storage and archive. Newly engineered from the ground up, StorNext 5 is a complete end-to-end solution that combines file management technology with easy-to-deploy appliances to support the world’s most complex and demanding workflows. In addition, our StorNext Storage Manager™ software automatically copies and migrates data between different tiers of storage based on user-defined policies. The result is a highly scalable, high-performance data management solution designed to optimize the use of storage while enabling long-term protection and recoverability of data.

StorNext Appliances and StorNext Pro Solutions are simple to deploy and architected to deliver scalable, industry-leading performance, drive lower operational costs and provide a flexible open system for enabling third party applications. These appliances also work seamlessly with traditional StorNext software and partner hardware offerings to provide additional options for building a shared storage area network (“SAN”) and scale-out NAS environment. They are intended to serve a wide range of markets, such as broadcast, post-production, video surveillance storage, DNA sequencing, corporate video and seismic exploration, and balance the highest performance with the lowest long-term cost for sharing all types of unstructured data used in data intensive operations.
Lattus Object Storage
Our family of Lattus Object Storage solutions enables high volumes of data to be immediately available to extract valuable information at any time, and over time. The Lattus family is designed as extended online storage with wide-ranging scalability from terabytes to hundreds of petabytes with predictable retrieval times for high speed file access. These systems have self-healing capabilities that offer extremely high durability to ensure data is not lost and virtually eliminate unscheduled maintenance and performance degradation. Lattus has been designed to be self-migrating through innovative algorithms that simplify upgrades to new storage technologies.
Q-Cloud Archive Services
Many customers are using the cloud in different ways and we offer Q-Cloud services for a variety of applications, including using the cloud as a tier for archive storage within StorNext storage environments. Q-Cloud Archive incorporates the power of the public cloud as an off-site tier within a StorNext 5 workflow environment without changes to existing applications or processes required.
Data Protection
DXi Disk Systems
Our DXi disk-based backup systems meet the needs of a broad range of customers, from small businesses and remote offices to large distributed enterprise data center environments, seeking high speed recovery and extreme reliability beyond what a tape-only environment can deliver. These solutions offer functionality normally reserved for enterprise class data centers, such as data deduplication, virtual tape, snapshot, data recovery and replication capabilities. Our disk-based backup appliances are designed for easy implementation and integration into existing environments and provide best-in-class performance, capacity and price-performance.
Our DXi disk systems use deduplication technology to increase the amount of backup data users can retain on traditional disk systems. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high-speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series™ also makes wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data deduplication. By greatly increasing effective disk capacity, data deduplication enables users to retain backup data on fast recovery disk much longer than possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most efficient methods of data deduplication, known as variable-length data deduplication.
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
Devices and Media
Our device and media products include removable disk drives and libraries, tape drives and media. We offer tape drives and media primarily based on the LTO format. Our LTO family of devices is designed to deliver outstanding performance, capacity and reliability, combining the advantages of linear multi-channel, bi-directional formats with enhancements in servo technology, data compression, track layout and error correction. These LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery and cost-effective backup solutions.
We also sell a full range of storage media offerings to complement each tape drive technology and to satisfy a variety of specific media requirements. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.
Q-Cloud Storage Solutions
In addition to using the cloud as a tier for archive storage within StorNext storage environments, we also offer Q-Cloud services for off-site disaster recovery storage using our deduplication technology. In both cases, our customers get the benefits of the cloud such as pricing flexibility and offsite storage for disaster recovery protection, in a way that integrates with their existing applications. Our approach enables customers to use the cloud as a tier of storage, resulting in hybrid-cloud storage solutions that best fit the needs of our customers’ workflows and storage requirements.
Global Services and Warranty
Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering scale-out or data protection storage solutions, and our ability to provide comprehensive service and support can be a noteworthy competitive advantage to attract new customers and retain existing customers. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.
Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both, on our disk backup systems, tape automation products and StorNext appliances. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products.
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

Research and Development
We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are working on the next generation disk, data deduplication, virtual systems, cloud solutions, object storage solutions, tape automation and scale-out storage technologies as well as software solutions to advance these technologies for the scale-out storage and data protection markets to meet changing customer requirements. We continue to focus our efforts on software and integrated software and hardware solutions that offer improvements in the efficiency and cost of storing, moving, managing and protecting large amounts of data and providing solutions for the continuing convergence between backup and archive to provide compelling solutions for our customers.
We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection, including cloud environments, and scale-out storage solutions. Research and development costs were $58.6 million, $64.4 million, and $74.0 million for fiscal 2015, 2014 and 2013, respectively.
Sales and Distribution Channels
Quantum Branded Sales Channels
For Quantum-branded products, we utilize distributors, VARs and DMRs. Our integrated Quantum Alliance Reseller Program provides our channel partners the option of purchasing products directly or through distribution and provides them access to a more comprehensive product line. Additionally, we sell directly to a select number of large corporate entities and government agencies.
OEM Relationships
We sell our products to several OEM customers that resell our hardware products under their own brand names and typically assume responsibility for product sales, end user service and support. We also license our software to certain OEM customers that include this software in their own brand name products. These OEM relationships enable us to reach end users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength.
Customers
Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 31% of revenue in each of fiscal 2015 and 2014 and 32% of revenue in fiscal 2013. No customer accounted for 10% or more of our revenue in fiscal 2015, 2014 or 2013. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.
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
Our StorNext appliances and workflow solutions primarily face competition from EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”), NetApp, Inc. (“NetApp”) and other content storage vendors in the media and entertainment industry as well as government agencies and departments. Our cloud solutions face competition from a large number of businesses that provide hardware, software and virtual solutions as well as companies that offer cloud services based on other technology. The Lattus Object Storage solutions primarily compete with object storage solutions from other providers, ranging from startup companies to established companies, such as EMC, as well as large public cloud storage providers.
Our disk backup solutions primarily compete with products sold by EMC, Hewlett-Packard Company (“HP”), IBM and NetApp. Additionally, a number of software companies that have traditionally been partners with us have deduplication features in their products and will, at times, compete with us. A number of our competitors also license technology from other competing companies.

In the tape automation market, we primarily compete for midrange and enterprise reseller and end user business with Dell, Inc. ("Dell"), IBM, Oracle Corporation and SpectraLogic Corporation as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk backup products are a competitive alternative to tape products and solutions.
At the storage device level, our main competitors are HP and IBM. Both HP and IBM develop and sell their own LTO tape drives, which compete with our device offerings. We also face competition from disk alternatives, including removable disk drives in the entry-level market.
For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A "Risk Factors" titled, “We derive the majority of our revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of products employing tape technology and decreases in the market could materially and adversely impact our business, financial condition and operating results. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.”
Manufacturing
In fiscal 2014, we transitioned our manufacturing from a model incorporating in-house production and contract manufacturers to a fully outsourced model as part of our strategy to enhance our variable cost structure and provide more flexibility to cost-effectively manage the volume of products manufactured to align with our expectations, including market declines in the tape business and growth expectations in disk backup products and scale-out storage solutions. During fiscal 2015 we used contract manufacturers to produce our products.
We outsource the manufacture, repair and fulfillment of disk backup products, scale-out storage solutions, tape automation systems, tape devices and service parts to contract manufacturers. Tape drives used in our products are primarily sourced from Hungary and China. Disk drives used in our products are largely sourced from Thailand, the Philippines and China. Certain tape automation system materials and assemblies as well as certain disk system materials and assemblies are sourced in China, Malaysia, Thailand, Mexico and the U.S.
Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.
Intellectual Property and Technology
We develop and protect our technology and know-how, principally in the field of data storage. We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2015, we hold over 400 U.S. patents and have over 70 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.
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
Segment Information
We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 14 “Geographic Information” to the Consolidated Financial Statements and risks attendant to our foreign operations is set forth below in Item 1A “Risk Factors.”

Seasonality
As is typical in our industry, we generally have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the first and second quarters of each calendar year, or our fiscal fourth quarter and fiscal first quarter, respectively.
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
Employees
We had approximately 1,250 employees worldwide as of March 31, 2015.
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
Executive Officers and Management Team
Following are the names and positions of our management team as of May 29, 2015, including a brief account of his or her business experience.

Name	Position with Quantum
Jon W. Gacek*	President and Chief Executive Officer
Linda M. Breard*	Senior Vice President, Chief Financial Officer
William C. Britts*	Senior Vice President, Worldwide Sales and Marketing
Robert S. Clark*	Senior Vice President, Product Operations
Shawn D. Hall*	Senior Vice President, General Counsel and Secretary
Janae S. Lee*	Senior Vice President, Strategy
Don Martella	Senior Vice President, Engineering
Geoff Stedman	Senior Vice President, StorNext Solutions

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
Mr. Clark joined Quantum as Director of Tape Products in August 2006, upon Quantum’s acquisition of ADIC. In March 2009, he was promoted to Vice President with responsibility for various product lines, as well as business operations and OEM sales. In April 2010, he was named Senior Vice President, Tape and OEM Product Group (subsequently reorganized as Disk and Tape Backup Product Group). In January 2014, Mr. Clark assumed additional responsibility for all Quantum products in a newly named Product Operations organization. In April 2015, Mr. Clark also assumed responsibility for both Operations and Service. Prior to Quantum, Mr. Clark was at HP for 10 years in various engineering and sales positions.
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
Ms. Lee joined Quantum in October 2007 as Vice President, Marketing and in April 2010 was promoted to Senior Vice President, Disk and Software Products, subsequently reorganized as File System and Archive. In January 2014, she was named to a new position as Senior Vice President, Strategy. She has more than 30 years of experience in the storage industry, including 10 years working with a variety of companies in data reduction and file system software and hardware. Previously, she was Chief Executive Officer at TimeSpring Software Corporation, Vice President of Product, Marketing and Business Development at Avamar Technologies and a senior sales and marketing executive at both Legato Systems, Inc. and IBM.
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
Mr. Stedman joined Quantum as Senior Vice President, StorNext Solutions in March 2014. From March 2012 to February 2014, Mr. Stedman served as vice president of marketing at Tintri, Inc., and he was senior vice president and general manager of the Storage Business Unit at Harmonic, Inc. He joined Harmonic in conjunction with its acquisition of Omneon, Inc. where he spent seven years as senior vice president of worldwide marketing. Before Omneon, Mr. Stedman held marketing positions at several technology companies.

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
We derive the majority of our revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of products employing tape technology and decreases in the market has materially and adversely impacted our business, financial condition and operating results. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.
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
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will continue to migrate toward these products and solutions. While we are making targeted investment in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.
We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk systems and software solutions, could negatively affect our operating results.
We sell the majority of our branded products to distributors such as Ingram Micro, Inc. and others, VARs and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users . The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.
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
Our competitors in the data protection market for disk backup systems and virtual machine solutions are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours. Competition in our markets is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.
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
Additionally, the competitive landscape could change due to merger and acquisition activity in the data protection market. Such transactions may impact us in a number of ways. For instance, they could result in:

•	Competitors decreasing in number but having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in such market(s); and

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.
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
Additionally, the competitive landscape could change due to mergers and acquisitions among our competitors, customers and partners. Transactions such as these may impact us in a number of ways. For instance, they could result in:

•	Competitors decreasing in number but having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in such market(s);

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and

•	Competitors acquiring our current suppliers or business partners and negatively impacting our business model.
These transactions also create uncertainty and disruption in the market, because whether a pending transaction will be completed, the timing of such a transaction and its degree of impact are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.
A significant decline in our media royalty, branded software or OEM deduplication software revenues could materially and adversely affect our business, financial condition and operating results.
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
Our products may contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and operating results. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigating the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and operating results.
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
We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. We have been required to record material goodwill impairment charges in the past and it is possible that conditions could deteriorate due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result of any impairment charge, our operating results could be materially and adversely affected.
Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.
From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. described in Item 3 "Legal Proceedings." While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.
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
A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce and fulfill orders for our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore, Mexico, the Philippines and Thailand. Because of these operations, we are subject to a number of risks including:

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

•
The burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S. including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other similar regulations;

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
Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in IT spending as a result of economic conditions or fluctuations in U.S. federal government spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders defined as orders greater than $200,000;

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Failure to meet the expectations of investors or analysts;

•	Restructuring actions or unexpected costs; and

•	Foreign exchange fluctuations.
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
Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due. For example, the outstanding $83.7 million aggregate principal amount as of May 29, 2015 of our 3.50% convertible subordinated notes is payable by us on November 15, 2015.  If we are unable to generate cash sufficient to meet this obligation through a refinancing or otherwise, we could default under these notes, which could cause an acceleration of our other outstanding indebtedness and could have a material effect on us. For further description of our outstanding debt, see the section captioned "Liquidity and Capital Resources" in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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
Our stock price has been volatile and such volatility could increase based on the trading activity of our institutional investors. In addition, there are other factors and events that could affect the trading prices of our common stock.
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
Trading prices of our common stock may fluctuate in response to a number of other events and factors, such as:

•	General economic conditions;

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Quarterly variations in our operating results;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Changes in our capital structure, including issuance of additional debt or equity to the public; and

•	Strategic acquisitions.
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
We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, corruption prevention and import and export practices, and requirements including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we may incurr costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with regulatory requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. We may also be exposed to potential liability resulting from our business partners' violation of these requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.
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
As a part of our business strategy, we have in the past and may make acquisitions in the future, subject to certain debt covenants. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated synergies from the acquisition;

•	Difficulties in assimilating and retaining employees;

•	Potential incompatibility of business cultures or resistance to change;

•	Coordinating geographically separate organizations;

•	Diversion of management’s attention from ongoing business concerns;

•	Coordinating infrastructure operations in a rapid and efficient manner;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Failure of acquired technology or products to provide anticipated revenue or margin contribution;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Costs and delays in implementing or integrating common systems and procedures;

•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	Impairment of existing customer, supplier and strategic relationships of either company;

•	Insufficient cash flows from operations to fund the working capital and investment requirements;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;

•	Dissatisfaction or performance problems with the acquired company;

•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;

•	The cost associated with the acquisition, including restructuring actions, which may require cash payments that, if large enough, could materially and adversely affect our liquidity; and

•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.
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
During fiscal 2015, the closing price of our common stock ranged between a low of $0.99 on May 7, 2014 and a high of $1.81 on December 26, 2014. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.
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
We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a material adverse impact on our business, financial condition and results of operations.
We do not currently use derivative financial instruments for speculative purposes. We have used in the past, and may use in the future, foreign currency forward contracts and derivative financial instruments to hedge our exposure to foreign currency exchange rates. To the extent that we have assets or liabilities denominated in a foreign currency that are inadequately hedged or not hedged at all, we may be subject to foreign currency losses, which could be significant.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2015:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development
Irvine, CA	Administration, research and development, sales, service
Colorado Springs, CO	Administration, operations management, research and development, service
Englewood, CO	Research and development, sales, service
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Administration and sales
Other North America	Sales

Europe
Paris, France	Sales and service
Boehmenkirch, Germany	Service
Munich, Germany	Sales and service
Zurich, Switzerland	Administration and operations
Bracknell, UK	Sales and service
Northampton, UK	Service
Other Europe	Sales and service

Asia Pacific
Adelaide, Australia	Research and development
Beijing, China	Marketing and sales
Kuala Lumpur, Malaysia	Customer service
Singapore City, Singapore	Administration, operations management, sales
Other Asia Pacific	Sales

ITEM 3. LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. We believe the probability that we will pay material damages related to this lawsuit is remote.

On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412  by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroad's SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of May 29, 2015, the closing price of our common stock was $2.04 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2015	High	Low
First quarter ended June 30, 2014	$1.22	$0.99
Second quarter ended September 30, 2014	1.31	1.16
Third quarter ended December 31, 2014	1.81	1.02
Fourth quarter ended March 31, 2015	1.76	1.54
Fiscal 2014	High	Low
First quarter ended June 30, 2013	$1.61	$1.19
Second quarter ended September 30, 2013	1.75	1.34
Third quarter ended December 31, 2013	1.59	1.10
Fourth quarter ended March 31, 2014	1.43	1.13

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our senior secured revolving credit agreement unless we meet certain defined thresholds. See the section captioned “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also Note 7 “Debt” to the Consolidated Financial Statements.
As of May 29, 2015, there were 1,152 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2015 for the period since March 31, 2010 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S&P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2010 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2011, 2012, 2013, 2014 and 2015. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
This summary of selected consolidated financial information of Quantum for fiscal 2011 to 2015 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

	For the year ended March 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenue	$553,095	$553,165	$587,439	$651,987	$673,094
Total cost of revenue	308,409	313,545	346,878	378,542	389,288
Gross margin	244,686	239,620	240,561	273,445	283,806
Income (loss) from operations	14,397	(11,799)	(42,460)	4,745	25,861
Net income (loss)	16,760	(21,474)	(52,179)	(9,256)	5,698
Basic net income (loss) per share	0.07	(0.09)	(0.22)	(0.04)	0.03
Diluted net income (loss) per share	0.06	(0.09)	(0.22)	(0.04)	0.02

	As of March 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$358,755	$361,798	$368,882	$393,223	$429,223
Short-term debt	83,735	—	—	—	1,067
Long-term debt	70,000	203,735	205,000	184,495	238,267

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® software, StorNext appliances, StorNext Pro™ Solutions, Lattus™ extended online storage systems and Q-CloudTM Archive and are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we also offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

During fiscal 2015, our focus was on providing an increasingly broad range of scale-out storage solutions and expanding our footprint in the vertical market of media and entertainment, which helped us to achieve record revenue for scale-out storage products and services. We created specific product combinations in our StorNext Pro Solutions as well as dedicated sales and marketing resources for this vertical market. In addition, we leveraged our install base of data center customers to sell scale-out storage solutions to manage growing media files and large content workflow for these customers. We continue to pursue growth opportunities in other vertical markets and use cases where customers can benefit from our workflow-optimized solutions, including corporate video, cybersecurity, government intelligence and oil and gas. We announced new joint solutions with strategic partners that include a solution targeted for sporting event media and entertainment customers, a solution that enables customers to more easily investigate and combat cyber-attacks and a solution that optimizes workflows for the oil and gas industry. Reflecting our expansion into video surveillance, we announced the certification of a combined solution using StorNext to store large amounts of video files while optimizing system performance.

We introduced new product offerings during the year, including the DXi6900, which incorporates StorNext 5 technology and is optimized for modern data protection workflows and StorNext QXS-5600, a high-capacity, high-density disk array that provides cost-effective storage for customers for a wide variety of applications. In the second quarter, we acquired Symform, Inc.'s cloud storage services platform and development team, gaining technology and expertise we plan to leverage in future scale-out storage and data protection offerings. In the fourth quarter, we announced three new Q-Cloud public cloud solutions that enable our customers to leverage Quantum's intelligent data management software to integrate the cloud into multi-tier, hybrid storage architectures for demanding workloads and to realize the full benefits of the cloud without requiring modification to existing applications or processes.

In connection with continuing to build our go-to-market partnerships, we entered into two new initiatives with a partner to expand our customer base: a joint focused go-to-market initiative in the U.S. whereby we are selling their branded product as part of a larger StorNext workflow solution, and a joint sales effort in Europe for a co-branded DXi6900. Additionally, we announced an agreement with a leading information technology company to offer North American customers a joint solution for large enterprise and mainframe backup and archive storage that encompasses best-in-class disk and tape technologies. We recently announced a new partnership whereby we will integrate our partner's storage arrays to our scale-out storage and data protection portfolio to further expand our range of solutions designed for managing data across its entire life cycle in demanding environments.

In fiscal 2016 we plan to increase revenue by expanding our product and solution offerings, particularly in scale-out storage, focusing on key vertical markets to which our solutions are well-suited and capitalizing on new go-to-market partnerships.
We believe our current cash, balance sheet resources and line of credit availability are sufficient to pay off the outstanding balance of the 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”), operate the business and fund additional growth opportunities. For additional information regarding our 3.50% notes, refer to the section below captioned "Liquidity and Capital Resources."
Results
We had total revenue of $553.1 million in fiscal 2015, which is essentially flat compared to fiscal 2014. This is the net result of increased revenue from scale-out storage solutions, disk backup systems and service, offset by decreased tape automation systems and devices and media revenue and a $15.0 million royalty received in fiscal 2014 in connection with finalizing an intellectual property agreement that is not expected to recur. We had record revenue from scale-out storage solutions due to increased branded revenue in all geographies - Asia-Pacific (APAC), Europe, the Middle East and Africa (EMEA) and North America. Our total branded product and service revenue increased 7% from fiscal 2014 and our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded products and services, which grew to 88% in fiscal 2015 compared to 84% in fiscal 2014 and 83% in fiscal 2013.
Our gross margin percentage increased 90 basis points from fiscal 2014 to 44.2%, the net result of higher service revenue driven by the growth in scale-out storage and the improvements we have made in our business model over the past year-and-a -half, offset by lower royalty revenue. Operating expenses decreased $20.9 million, or 8%, from fiscal 2014 primarily due to cost controls and spending reductions that were implemented over the past year. Restructuring charges decreased by $9.5 million compared to fiscal 2014, primarily related to lower severance and benefits. Compensation and benefits also decreased due to reduced staffing levels. Intangible amortization expense decreased due to certain intangibles becoming fully amortized during fiscal 2015. Our operating results improved by $26.2 million, from a loss of $11.8 million in fiscal 2014 to $14.4 million of income from operations in fiscal 2015.
Net income improved by $38.2 million, from a net loss of $21.5 million in fiscal 2014 to net income of $16.8 million in fiscal 2015, which included a gain of $13.6 million resulting from the sale of our investment in a privately held company.
RESULTS OF OPERATIONS FOR FISCAL 2015, 2014 and 2013
Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Product revenue	$355,579	64.3%	$348,318	63.0%	$398,910	67.9%	$7,261	2.1%	$(50,592)	(12.7)%
Service revenue	155,674	28.1%	147,199	26.6%	144,037	24.5%	8,475	5.8%	3,162	2.2%
Royalty revenue	41,842	7.6%	57,648	10.4%	44,492	7.6%	(15,806)	(27.4)%	13,156	29.6%
Total revenue	$553,095	100.0%	$553,165	100.0%	$587,439	100.0%	$(70)	—%	$(34,274)	(5.8)%

Total revenue in fiscal 2015 remained relatively flat compared to fiscal 2014. Revenue from scale-out storage solutions, disk backup systems and service revenue increased. These increases were offset by decreases in OEM and branded tape automation systems revenue, royalty revenue as well as branded devices and media revenue. The decrease in royalty revenue was primarily due to a $15.0 million royalty in connection with an intellectual property agreement received in the prior year.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for tape products. Revenue from branded data protection products and services decreased $13.7 million, or 4%, from fiscal 2014, largely due to decreases in tape automation systems and media revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $43.4 million, or 74%, from fiscal 2014 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances, StorNext Pro Solutions and Lattus extended online storage solutions. In addition, OEM product and service revenue, which primarily comprises tape automation systems, decreased $14.0 million from fiscal 2014.

Total revenue in fiscal 2014 decreased from fiscal 2013, driven by a decline in tape automation systems revenue and disk backup systems revenue, partially offset by increased royalty revenue and revenue from scale-out storage solutions. We believe this was due to the changing storage environment including reduced demand for tape products and increased market demand for scale-out storage solutions. Prevailing economic uncertainty also impacted fiscal 2014 results, as did the U.S. federal government shut down during fiscal 2014, which we believe negatively impacted sales. Revenue from branded data protection products and services decreased $41.5 million, or 10%, from fiscal 2013. Revenue from branded scale-out storage solutions products and services increased $6.5 million, or 12%, from fiscal 2013. OEM product and service revenue decreased $12.4 from fiscal 2013. Royalty revenue increased $13.2 million from fiscal 2013.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $7.3 million in fiscal 2015 compared to fiscal 2014. The increase in product revenue was primarily due to increased sales of scale-out storage solutions; revenue from disk backup systems also increased. These increases were partially offset by decreased sales of OEM and branded tape automation systems and devices and media. Revenue from sales of branded products increased 8% in fiscal 2015, and sales of products to our OEM customers decreased 20% compared to fiscal 2014.
Total product revenue decreased 13% in 2014 from fiscal 2013, primarily due to decreased sales of tape automation systems followed by lower revenue from disk backup systems, partially offset by increased revenue from scale-out storage solutions and devices and media. Revenue from sales of branded products decreased 12% primarily due to lower sales of disk backup systems followed by tape automation systems decreases, and OEM product revenue decreased 14% in fiscal 2014 compared to fiscal 2013 largely due to decreased tape automation revenue.

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Tape automation systems	$152,205	27.6%	$174,438	31.5%	$206,112	35.1%	$(22,233)	(12.7)%	$(31,674)	(15.4)%
Disk backup systems*	54,845	9.9%	50,217	9.1%	74,255	12.6%	4,628	9.2%	(24,038)	(32.4)%
Devices and media	62,642	11.3%	70,680	12.8%	68,724	11.7%	(8,038)	(11.4)%	1,956	2.8%
Scale-out storage solutions*	85,887	15.5%	52,983	9.6%	49,819	8.4%	32,904	62.1%	3,164	6.4%
Total product revenue	$355,579	64.3%	$348,318	63.0%	$398,910	67.8%	$7,261	2.1%	$(50,592)	(12.7)%

*Revenue from disk backup systems and scale-out storage solutions was previously included in a caption entitled disk systems and software solutions. Previously reported amounts have been reclassified to conform to current period presentation.
Fiscal 2015 Compared to Fiscal 2014
Our branded tape automation business performed better in fiscal 2015 than our OEM tape automation systems business. Branded tape automation revenue declined 7%, or $7.4 million, compared to an OEM tape automation revenue decrease of 22%, or $14.8 million. The OEM decreases during fiscal 2015 were primarily due to a decline in revenue from midrange and enterprise systems, with midrange systems declining nearly twice as much as enterprise systems. The decline in fiscal 2015 of our branded tape automation revenue was primarily due to a decrease in sales of enterprise systems.

Revenue from disk backup systems, primarily attributed to our branded business, increased 9%, or $4.6 million, during fiscal 2015. A decrease in revenue from our enterprise systems was offset by increases in revenue from entry-level systems, driven by the introduction of DXi 4700, and midrange systems, including the recently-introduced DXi 6900. The DXi 6900 scales to higher storage capacities than previous midrange systems, which contributed to the decrease in enterprise systems revenue. During fiscal 2015, we experienced an increase in large disk backup systems orders over $200,000.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during fiscal 2015 primarily due to lower media sales.

Our scale-out storage solutions revenue increased during fiscal 2015 primarily due to increased sales of StorNext appliances. Revenue from Lattus extended online storage and StorNext Pro Solutions products also increased, partially offset by a decrease in StorNext standalone software revenue. During fiscal 2015, we experienced an increase in large scale-out storage solutions orders over $200,000.

Fiscal 2014 Compared to Fiscal 2013
Product revenue from tape automation systems revenue decreased 15% in fiscal 2014 compared to fiscal 2013, primarily due to decreased enterprise tape automation system sales, with a 24% decrease in branded enterprise sales and a 20% decline in OEM enterprise revenue. Midrange and entry-level tape automation sales also contributed to the decrease due to declines in both OEM and branded revenue from these products.

Revenue from disk backup systems decreased 32% from fiscal 2013 primarily due to decreased sales of enterprise DXi systems in addition to decreased midrange disk revenue. We had lower enterprise and midrange disk system revenue primarily due to fewer large orders, or orders over $200,000, during fiscal 2014.

Product revenue from devices and media, which includes tape drives, removable hard drives and non-royalty media, increased modestly from fiscal 2013 primarily due to increased branded media sales in addition to increased revenue from devices.
Revenue from scale-out storage solutions increased 6% due to increased revenue from StorNext appliances compared to fiscal 2013.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased in both fiscal 2015 and 2014 primarily due to increased revenue from branded service contracts for our StorNext appliances. Service revenue for our data protection products experienced slight decreases in both fiscal 2015 and 2014.
Royalty Revenue
Royalty revenue decreased in fiscal 2015 and increased in fiscal 2014 primarily due to a $15.0 million royalty received in connection with an intellectual property agreement in fiscal 2014. We also experienced expected decreases in DLT® media royalties in both fiscal 2015 and 2014 as customers chose to not use this older technology.

Gross Margin

	For the year ended March 31,							Change
(dollars in thousands)	2015		2014			2013		2015 vs. 2014		2014 vs. 2013
	Margin	Margin Rate	Margin		Margin Rate	Margin	Margin Rate	Margin	Basis points	Margin	Basis points
Product margin	$117,900	33.2%	$111,242		31.9%	$131,636	33.0%	$6,658	130	$(20,394)	(110)
Service margin	84,944	54.6%	71,269		48.4%	64,433	44.7%	13,675	620	6,836	370
Royalty margin	41,842	100.0%	57,648		100.0%	44,492	100.0%	(15,806)	—	13,156	—
Gross margin	$244,686	44.2%	$239,620	*	43.3%	$240,561	41.0%	$5,066	90	$(941)	230
* Fiscal 2014 total gross margin includes $0.5 million of restructuring expense related to cost of revenue.
The 90 basis point increase in gross margin percentage in fiscal 2015 compared to fiscal 2014 was primarily driven by an increase in the service gross margin rates and to a lesser extent, product gross margin rates. The improvement in the overall gross margin rate reflects the impact of the changes we have implemented in our operations, repair and service business models, partially offset by the decline in royalty revenue.

Over half of the 230 basis point increase in gross margin percentage in fiscal 2014 compared to fiscal 2013 was due to the $13.2 million net increase in royalty revenue, and to a lesser extent, due to the improvements in our service delivery model. These increases were partially offset by decreases in our product margin, largely as a result of decreased product revenue.

Product Margin
Fiscal 2015 Compared to Fiscal 2014
Product gross margin dollars increased $6.7 million, or 6% in fiscal 2015, and our product gross margin rate increased 130 basis points in fiscal 2015. The increase in the product gross margin rate was primarily due to shifting to an outsourced manufacturing model during the second half of fiscal 2014. Outsourcing our manufacturing has created a more variable cost model, reducing costs during fiscal 2015 that were relatively fixed during most of fiscal 2014 when the majority of our products were manufactured in our facilities. Notable cost decreases from fiscal 2014 driven by the implementation of outsourced manufacturing include compensation and benefits and facility expenses.
Fiscal 2014 Compared to Fiscal 2013
Product gross margin dollars decreased $20.4 million, or 15%, compared to fiscal 2013, and our product gross margin rate decreased 110 basis points primarily due to a 13% decrease in product revenue which was mostly offset by decreased costs as a result of several items. Product material costs decreased the most, commensurate with the decrease in product revenue, and we also had decreased freight costs as a result of fewer shipments. A number of expenses decreased compared to fiscal 2013 as a result of cost reduction initiatives that began in the second half of fiscal 2013 and continued throughout fiscal 2014. The most significant decreased cost as a result of these initiatives was compensation and benefits expense from reduced staffing levels in addition to decreased facility expenses from additional reductions to our warehouse footprint. We also had lower intangible amortization in fiscal 2014 from certain intangible assets becoming fully amortized.
Service Margin
Service gross margin dollars increased $13.7 million, or 19%, in fiscal 2015 compared to fiscal 2014, and service gross margin percentage increased 620 basis points compared to fiscal 2014 on a 6% increase in service revenue. Service gross margin dollars increased $6.8 million, or 11%, in fiscal 2014 compared to fiscal 2013, and service gross margin percentage increased 370 basis points on a 2% increase in service revenue. The increase in service gross margin rate in both periods was primarily due to reduced costs as a result of continued improvements to our service delivery model, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team and service parts inventories. In addition, our service activities continue to reflect a larger proportion of branded products under contract, which have margins that are relatively higher than for OEM repair services.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. The royalty gross margin dollar decrease in fiscal 2015 and increase in fiscal 2014 were both primarily due to a $15.0 million royalty received in fiscal 2014 which is not expected to recur.
Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Research and development	$58,618	10.6%	$64,375	11.6%	$73,960	12.6%	$(5,757)	(8.9)%	$(9,585)	(13.0)%

Fiscal 2015 Compared to Fiscal 2014
The decrease in research and development expenses compared to fiscal 2014 was primarily due to implementing cost controls and spending reductions that resulted in a $4.7 million decrease in compensation and benefits from reduced staffing levels. Additionally, there was a $1.2 million decrease in depreciation expense due to declining capital expenditures.

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
Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Sales and marketing	$113,954	20.6%	$118,771	21.5%	$136,873	23.3%	$(4,817)	(4.1)%	$(18,102)	(13.2)%
Fiscal 2015 Compared to Fiscal 2014
The most significant factor driving the decrease in sales and marketing expense compared to fiscal 2014 was a $4.6 million decrease in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015. We had a $2.5 million decrease in compensation and benefits from decreased staffing levels. Additionally, spending reductions in fiscal 2015 resulted in decreases of $0.8 million in advertising costs, $0.8 million in travel expense and $0.8 million in external service provider expense compared to fiscal 2014. These decreases were partially offset by a $4.8 million increase in commission expense related to increased branded product revenue.
Fiscal 2014 Compared to Fiscal 2013
The decrease in sales and marketing expense compared to fiscal 2013 was primarily due to cost reduction initiatives that resulted in decreases of $12.8 million in compensation and benefits, including commissions, from decreased staffing levels and reduced revenue compared to fiscal 2013. We had a $2.1 million decrease in intangible amortization due to certain intangibles becoming fully amortized in the first half of fiscal 2014. Other decreases from cost reduction initiatives included declines of $1.8 million in travel expenses, $0.8 million in advertising and marketing costs and $0.7 million in recruiting expenses. These decreases were partially offset by a $1.1 million increase in external service provider expense.
General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
General and administrative	$56,513	10.2%	$57,865	10.5%	$62,017	10.6%	$(1,352)	(2.3)%	$(4,152)	(6.7)%
Fiscal 2015 Compared to Fiscal 2014
The decrease in general and administrative expense was primarily due to a $1.6 million decrease in facility-related expenses from vacating portions of various facilities in fiscal 2014 and continuing into fiscal 2015. Additionally, we had a $0.8 million decrease in depreciation expense due to declining capital expenditures. These decreases were partially offset by a $0.9 million increase in legal and advisory fees, primarily due to costs related to intellectual property matters and costs related to activities and inquiries of Starboard Value LP incurred during fiscal 2015.
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

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost of revenue	$—	—%	$539	0.1%	$—	—%	$(539)	(100.0)%	$539	n/a
Restructuring charges in operating expenses	1,666	0.3%	10,675	1.9%	10,171	1.7%	(9,009)	(84.4)%	504	5.0%
Total restructuring charges	$1,666	0.3%	$11,214	2.0%	$10,171	1.7%	$(9,548)	(85.1)%	$1,043	10.3%
Our restructuring plans have been undertaken in an effort to return to consistent profitability and generate cash from operations. Restructuring actions in fiscal 2015 were largely due to further consolidating our facilities in the U.S.
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
Fiscal 2015 Compared to Fiscal 2014
Restructuring charges decreased in fiscal 2015 compared to fiscal 2014 primarily due to decreased severance and benefits restructuring and facility restructuring charges. Severance and benefits restructuring charges decreased $5.7 million in fiscal 2015 compared to fiscal 2014 primarily due to strategic management decisions to outsource our manufacturing operations and further consolidate production and service activities in fiscal 2014. Facility restructuring charges decreased $3.1 million in fiscal 2015 compared to fiscal 2014 primarily due to vacating a majority of our manufacturing and warehouse facilities in the U.S. in fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013

Restructuring charges increased in fiscal 2014 compared to fiscal 2013 primarily due to increased facility restructuring and other restructuring charges, largely attributable to our decision to outsource our manufacturing operations. Facility restructuring charges increased $2.4 million from fiscal 2013 primarily due to vacating a majority of our manufacturing and warehouse facilities, all of which are in the U.S. Other restructuring charges increased $0.8 million primarily due to restructuring charges related to cost of sales incurred as a result of our manufacturing outsourcing decision. These were partially offset by a $2.1 million decrease in severance charges largely due to a higher average severance charge per position in the prior year as a result of the specific job type, tenure and geographies of the positions eliminated.
Gain on Sale of Assets

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Gain on sale of assets	$462	0.1%	$267	0.0%	$—	—%	$195	73.0%	$267	n/a
We had a $0.5 million gain on the sale of assets primarily due to the sale of IP addresses in fiscal 2015.

Other Income and Expense

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Other income and (expense)	$13,836	2.5%	$1,296	0.2%	$(216)	0.0%	$12,540	967.6%	$1,512	n/m

Fiscal 2015 Compared to Fiscal 2014
The increase in other income in fiscal 2015 compared to fiscal 2014 was primarily due to a $12.8 million increase in investment gains largely due to a $13.6 million gain on the sale of our investment in a privately held company in fiscal 2015.
Fiscal 2014 Compared to Fiscal 2013
Other income in fiscal 2014 was primarily attributable to an $0.8 million increase from foreign currency gains in fiscal 2014 compared to foreign currency losses in fiscal 2013. The foreign currency gains in fiscal 2014 were primarily attributable to a strengthening of the U.S. dollar against the Australian dollar. The foreign currency losses in fiscal 2013 were largely due to strengthening of the U.S. dollar against the euro.
Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Interest expense	$9,460	1.7%	$9,754	1.8%	$8,342	1.4%	$(294)	(3.0)%	$1,412	16.9%
Interest expense includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 7 “Debt” to the Consolidated Financial Statements.
Interest expense decreased in fiscal 2015 from fiscal 2014 due to the purchase of $50.0 million of aggregate principal amount of 3.50% convertible subordinated notes in January 2015. Interest expense increased in fiscal 2014 from fiscal 2013 primarily due to refinancing our revolving debt balance in the third quarter of fiscal 2013 with 4.50% convertible subordinated notes. These convertible subordinated notes have a higher interest rate and a larger principal balance.
Loss on Debt Extinguishment

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of revenue		% of revenue		% of revenue
Loss on debt extinguishment	$1,295	0.2%	$—	—%	$—	—%	$1,295	n/a	$—	n/a

The loss on debt extinguishment in fiscal 2015 was due to the purchase of $50.0 million of aggregate principal amount of the 3.50% convertible subordinated notes for $51.0 million. In connection with this transaction, we recorded a loss on debt extinguishment of $1.3 million comprised of the loss of $1.0 million from the notes purchased and a write-off of $0.3 million of unamortized debt costs related to the purchased notes. For further information, refer to Note 7 “Debt” to the Consolidated Financial Statements.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
		% of pre-tax income		% of pre-tax loss		% of pre-tax loss
Income tax provision	$718	4.1%	$1,217	(6.0)%	$1,161	(2.3)%	$(499)	(41.0)%	$56	4.8%
The decrease in income tax provision was primarily due to lower foreign taxes in fiscal 2015 compared to fiscal 2014. Income tax provision was essentially unchanged in fiscal 2014 compared to fiscal 2013. Tax expense in fiscal 2015, 2014 and 2013 was primarily comprised of foreign income taxes and state taxes. For additional information, including a reconciliation of the effective tax rate, refer to Note 11 “Income Taxes” to the Consolidated Financial Statements.
Amortization of Intangible Assets
The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Cost of revenue	$913	$1,476	$3,775	$(563)	(38.1)%	$(2,299)	(60.9)%
Sales and marketing	2,784	7,426	9,524	(4,642)	(62.5)%	(2,098)	(22.0)%
	$3,697	$8,902	$13,299	$(5,205)	(58.5)%	$(4,397)	(33.1)%
The decreases in intangible asset amortization in fiscal 2015 and 2014 compared to the respective prior years was due to certain intangible assets becoming fully amortized. Refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.
Share-Based Compensation
The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Cost of revenue	$1,489	$1,963	$2,389	$(474)	(24.1)%	$(426)	(17.8)%
Research and development	2,559	3,430	3,665	(871)	(25.4)%	(235)	(6.4)%
Sales and marketing	3,506	4,097	4,699	(591)	(14.4)%	(602)	(12.8)%
General and administrative	4,029	3,969	4,386	60	1.5%	(417)	(9.5)%
	$11,583	$13,459	$15,139	$(1,876)	(13.9)%	$(1,680)	(11.1)%
Fiscal 2015 Compared to Fiscal 2014
The decrease in share-based compensation in fiscal 2015 was primarily due to a $1.3 million decrease in the restricted stock expense resulting from a lower fair value of restricted stock units. We also had a $0.4 million decrease in stock purchase plan expense as a result of decreased headcount.
Fiscal 2014 Compared to Fiscal 2013
The decrease in share-based compensation in fiscal 2014 was primarily due to a $0.9 million decrease in option expense due to option modifications in fiscal 2013 that were not repeated in addition to existing options becoming fully vested during fiscal 2014. We also had a $0.6 million decrease in stock purchase plan expense due to a combination of decreased employee contributions as a result of reduced staffing from fiscal 2013 and lower stock prices.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of March 31, 2015, we had $67.9 million of cash and cash equivalents which is comprised of money market funds and cash deposits.
We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we recorded facility restructuring charges in fiscal 2015 and anticipate another nominal charge in fiscal 2016, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through February 2021. As a result, the facility restructuring is not expected to change our cash requirements. Our cash outlay for these lease payments could be reduced in the future if we are able to sublease facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.
The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates. For additional information, see Note 7 “Debt” to the Consolidated Financial Statements.
We have $153.7 million of convertible subordinated debt outstanding in addition to a line of credit under a Wells Fargo Credit agreement, inclusive of amendments (“WF credit agreement”). The $153.7 million of convertible subordinated debt is comprised of $83.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments and no early call provisions. Interest payments related to the 3.50% notes and 4.50% notes are paid on May 15 and November 15 of each year. We paid $5.1 million of interest on the 3.50% notes and $3.2 million of interest on the 4.50% notes in fiscal 2015.
On January 28, 2015, we entered into a private transaction with a note holder to purchase $50.0 million of aggregate principal amount of the 3.50% notes for $51.0 million. In connection with this transaction, we recorded a loss on debt extinguishment of $1.3 million comprised of the loss of $1.0 million from the notes we purchased and a write-off of $0.3 million of unamortized debt costs related to the purchased notes. We also paid accrued interest on the purchased notes of $0.4 million. We funded this transaction using cash on hand.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at May 29, 2015. As of May 29, 2015, and during fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.
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
The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month and was not applicable in fiscal 2015. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. Repurchases of the subordinated convertible notes is allowed as long as we have a proforma fixed coverage ratio of 1.5 and liquidity of $25 million. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We plan to utilize a combination of cash on hand and cash available under the WF credit agreement to repay the outstanding balance of the 3.50% notes while maintaining sufficient cash to fund operating needs and other obligations. While, we expect that we will repay the outstanding balance of the 3.50% notes using currently available resources as described, we may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such financing would be available to us on commercially acceptable terms or at all.
We have taken many actions in recent years to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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
Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	As of or for the year ended March 31,
(In thousands)	2015	2014	2013
Cash and cash equivalents	$67,948	$99,125	$68,976
Net income (loss)	16,760	(21,474)	(52,179)
Net cash provided by operating activities	6,034	35,474	7,735
Net cash provided by (used in) investing activities	11,641	(6,649)	(10,908)
Net cash provided by (used in) financing activities	(48,641)	1,285	20,975
Fiscal 2015
The $10.7 million difference between reported net income and cash provided by operating activities during fiscal 2015 was primarily due to a $22.6 million increase in accounts receivable, a $19.7 million increase in manufacturing inventories and a $13.6 million gain on sale of other investments, offset by $29.0 million of non-cash items and a $12.8 million increase in accounts payable. The increase in accounts receivable was primarily due to increased product revenue and service billings in the fourth quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014. The increases in manufacturing inventories and accounts payable were due to increased inventory purchases to ensure adequate quantities on hand to fulfill orders. The largest non-cash items included share-based compensation, depreciation, amortization and service parts lower of cost or market adjustment.
Cash provided by investing activities was primarily due to $15.1 million of proceeds of sale of other investments in a privately held company, partially offset by $3.2 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.
Cash used in financing activities was primarily due to the purchase of $50.0 million of aggregate principal amount of convertible subordinated debt.

Fiscal 2014
The $56.9 million difference between reported net loss and cash provided by operating activities during fiscal 2014 was primarily due to $46.1 million in non-cash items, the largest of which were share-based compensation, service parts lower of cost or market adjustment, depreciation and amortization. In addition, we had a $13.4 million decrease in manufacturing inventories primarily due to outsourcing our manufacturing operations and an $8.7 million increase in deferred revenue primarily due to increased service contract revenue deferred at March 31, 2014 compared to March 31, 2013. These were partially offset by a $6.1 million decrease in accrued compensation due to decreased staffing and timing of payroll payments, and a $5.9 million decrease in accounts payable primarily due to decreased purchases.

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

Cash provided by financing activities during fiscal 2014 was primarily due to receipt of $4.4 million from the exercise of stock options and issuance of shares under the employee stock purchase plan, partially offset by $1.9 million paid for taxes due upon vesting of restricted stock and the purchase of $1.3 million of convertible subordinated debt.
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
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2015, we had issued non-cancelable commitments for $46.0 million to purchase inventory from our contract manufacturers and suppliers.

Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market purchases or private transactions. As of March 31, 2015, $87.9 million remained under this authorization. No stock repurchases were made during the fiscal years ended March 31, 2015, 2014 or 2013. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the WF credit agreement.
Contractual Obligations
The table below summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Convertible subordinated debt	$89,811	$76,300	$—	$—	$166,111
Purchase obligations	46,019	—	—	—	46,019
Operating leases:
Lease payments	9,107	12,734	9,555	4,459	35,855
Sublease rental income	(587)	(1,895)	(1,852)	(813)	(5,147)
Total operating leases	8,520	10,839	7,703	3,646	30,708

Total contractual cash obligations	$144,350	$87,139	$7,703	$3,646	$242,838
The contractual commitments shown above include $12.4 million in interest payments on our various debt obligations. As of March 31, 2015, we had $5.1 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds in fiscal 2015 and 2014. During both fiscal 2015 and 2014, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
We had no outstanding borrowings under the WF credit agreement and our convertible subordinated notes have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense.
Foreign Exchange Risk
We conduct business in certain international markets, primarily in the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our Consolidated Statements of Operations.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our assets and liabilities and revenues and expenses denominated in foreign currencies. Additionally, in fiscal 2015 we entered into a foreign currency option contract to economically hedge euro product revenue exposures. We may enter into foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings. We make a number of estimates in conducting hedging.  In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows, and of stockholders’ deficit present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31,2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting, appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 12, 2015

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$67,948	$99,125
Restricted cash	2,621	2,760
Accounts receivable, net of allowance for doubtful accounts of $27 and $88, respectively	124,159	101,605
Manufacturing inventories	50,274	34,815
Service parts inventories	24,640	25,629
Other current assets	12,332	10,161
Total current assets	281,974	274,095
Long-term assets:
Property and equipment, less accumulated depreciation	14,653	17,574
Intangible assets, less accumulated amortization	731	3,911
Goodwill	55,613	55,613
Other long-term assets	5,784	10,605
Total long-term assets	76,781	87,703
	$358,755	$361,798
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,367	$41,792
Accrued warranty	4,219	6,116
Deferred revenue, current	95,899	98,098
Accrued restructuring charges, current	3,855	4,345
Convertible subordinated debt, current	83,735	—
Accrued compensation	35,414	25,036
Other accrued liabilities	20,740	15,168
Total current liabilities	298,229	190,555
Long-term liabilities:
Deferred revenue, long-term	39,532	40,054
Accrued restructuring charges, long-term	991	4,023
Convertible subordinated debt, long-term	70,000	203,735
Other long-term liabilities	10,441	10,831
Total long-term liabilities	120,964	258,643
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2015 and 2014	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 258,208 and 250,410
shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	2,582	2,504
Capital in excess of par	456,411	443,547
Accumulated deficit	(523,311)	(540,071)
Accumulated other comprehensive income	3,880	6,620
Stockholders’ deficit	(60,438)	(87,400)
	$358,755	$361,798
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2015	2014	2013
Product revenue	$355,579	$348,318	$398,910
Service revenue	155,674	147,199	144,037
Royalty revenue	41,842	57,648	44,492
Total revenue	553,095	553,165	587,439
Product cost of revenue	237,679	237,076	267,274
Service cost of revenue	70,730	75,930	79,604
Restructuring charges related to cost of revenue	—	539	—
Total cost of revenue	308,409	313,545	346,878
Gross margin	244,686	239,620	240,561
Operating expenses:
Research and development	58,618	64,375	73,960
Sales and marketing	113,954	118,771	136,873
General and administrative	56,513	57,865	62,017
Restructuring charges	1,666	10,675	10,171
Total operating expenses	230,751	251,686	283,021
Gain on sale of assets	462	267	—
Income (loss) from operations	14,397	(11,799)	(42,460)
Other income and expense	13,836	1,296	(216)
Interest expense	(9,460)	(9,754)	(8,342)
Loss on debt extinguishment	(1,295)	—	—
Income (loss) before income taxes	17,478	(20,257)	(51,018)
Income tax provision	718	1,217	1,161
Net income (loss)	$16,760	$(21,474)	$(52,179)

Basic net income (loss) per share	$0.07	$(0.09)	$(0.22)
Diluted net income (loss) per share	0.06	(0.09)	(0.22)

Weighted average shares:
Basic	254,665	247,024	239,855
Diluted	260,027	247,024	239,855

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended March 31,
	2015	2014	2013
Net income (loss)	$16,760	$(21,474)	$(52,179)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(3,490)	679	(583)
Net unrealized gain (loss) on revaluation of long-term intercompany balances, net of taxes of $200, $(67) and $51, respectively	750	(251)	192
Total other comprehensive income (loss)	(2,740)	428	(391)
Total comprehensive income (loss)	$14,020	$(21,046)	$(52,570)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$16,760	$(21,474)	$(52,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,281	10,713	12,413
Amortization of intangible assets	3,697	8,902	13,299
Amortization and write off of debt issuance costs	1,896	1,634	1,347
Service parts lower of cost or market adjustment	3,698	11,307	10,081
Deferred income taxes	(160)	36	(142)
Share-based compensation	11,583	13,459	15,139
Gain on sale of assets	(462)	—	—
Gain on sale of other investments	(13,574)	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(22,554)	(4,770)	11,880
Manufacturing inventories	(19,688)	13,352	(2,098)
Service parts inventories	(1,010)	2,675	3,735
Accounts payable	12,849	(5,881)	(8,630)
Accrued warranty	(1,897)	(1,404)	(66)
Deferred revenue	(2,721)	8,651	(370)
Accrued restructuring charges	(3,548)	3,619	3,009
Accrued compensation	11,318	(6,140)	(1,663)
Other assets and liabilities	1,566	795	1,980
Net cash provided by operating activities	6,034	35,474	7,735
Cash flows from investing activities:
Purchases of property and equipment	(3,241)	(5,957)	(10,099)
Proceeds from sale of assets	462	—	—
Change in restricted cash	(250)	426	1,113
Purchases of other investments	(22)	(1,118)	(2,169)
Return of principal from other investments	112	—	247
Proceeds from sale of other investments	15,097	—	—
Payment for business acquisition, net of cash acquired	(517)	—	—
Net cash provided by (used in) investing activities	11,641	(6,649)	(10,908)
Cash flows from financing activities:
Repayments of long-term debt	—	—	(49,495)
Borrowings of convertible subordinated debt, net	—	—	67,701
Repayments of convertible subordinated debt	(50,000)	(1,265)	—
Payment of taxes due upon vesting of restricted stock	(2,378)	(1,880)	(2,036)
Proceeds from issuance of common stock	3,737	4,430	4,805
Net cash provided by (used in) financing activities	(48,641)	1,285	20,975
Effect of exchange rate changes on cash and cash equivalents	(211)	39	(87)
Net increase (decrease) in cash and cash equivalents	(31,177)	30,149	17,715
Cash and cash equivalents at beginning of period	99,125	68,976	51,261
Cash and cash equivalents at end of period	$67,948	$99,125	$68,976
Supplemental disclosure of cash flow information:
Proceeds from sale of other investments included in other assets	$1,564	$—	$—
Purchases of property and equipment included in accounts payable	429	649	354
Cash paid during the year for:
Interest	8,498	8,247	5,672
Income taxes, net of refunds	750	574	2,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2012	236,402	$2,364	$409,770	$(466,418)	$6,583	$(47,701)
Net loss	—	—	—	(52,179)	—	(52,179)
Foreign currency translation adjustments	—	—	—	—	(583)	(583)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $51	—	—	—	—	192	192
Shares issued under employee stock purchase plan	3,783	38	4,402	—	—	4,440
Shares issued under employee stock incentive plans, net	2,895	29	(1,700)	—	—	(1,671)
Share-based compensation expense	—	—	15,139	—	—	15,139
Balances as of March 31, 2013	243,080	2,431	427,611	(518,597)	6,192	(82,363)
Net loss	—	—	—	(21,474)	—	(21,474)
Foreign currency translation adjustments	—	—	—	—	679	679
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(67)	—	—	—	—	(251)	(251)
Shares issued under employee stock purchase plan	3,220	32	3,424	—	—	3,456
Shares issued under employee stock incentive plans, net	4,110	41	(947)	—	—	(906)
Share-based compensation expense	—	—	13,459	—	—	13,459
Balances as of March 31, 2014	250,410	2,504	443,547	(540,071)	6,620	(87,400)
Net income	—	—	—	16,760	—	16,760
Foreign currency translation adjustments	—	—	—	—	(3,490)	(3,490)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $200	—	—	—	—	750	750
Shares issued under employee stock purchase plan	2,790	28	2,865	—	—	2,893
Shares issued under employee stock incentive plans, net	5,008	50	(1,584)	—	—	(1,534)
Share-based compensation expense	—	—	11,583	—	—	11,583
Balances as of March 31, 2015	258,208	$2,582	$456,411	$(523,311)	$3,880	$(60,438)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, transforming and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding content workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be Certain™ they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
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
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue and were $12.3 million, $13.6 million and $16.0 million in fiscal 2015, 2014 and 2013, respectively.
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

Advertising Expense
We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2015, 2014 and 2013 was $7.6 million, $8.4 million and $8.2 million, respectively.
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
Share-Based Compensation
The majority of our share-based awards are measured based on the fair market value of the underlying stock on the date of grant, We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards at the date of grant. For awards that contain market conditions, we use a Monte-Carlo simulation model to estimate the fair value of share-based awards. Both the Black-Scholes and Monte-Carlo models require the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions in either model could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.
Foreign Currency Translation and Transactions
Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are also reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense were a $0.2 million gain in fiscal 2015, a $0.3 million gain in fiscal 2014 and a $0.5 million loss in fiscal 2013.
Derivative Instruments
Derivative instruments are carried at fair value on our Consolidated Balance Sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. We did not hold any material derivative instruments during fiscal 2015, 2014 or 2013.

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
Investments in other privately held companies are accounted for under the cost method unless we hold a significant stake. We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. In fiscal 2015, we sold our investment in a privately held company that was accounted for under the cost method and recorded a $13.6 million gain in other income and expense in the Consolidated Statements of Operations. Investments in non-marketable equity investments are recorded in other long-term assets in the Consolidated Balance Sheets.
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

Service Parts Inventories
Our service parts inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for one to three years and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their current carrying value. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and we dispose of parts with no use and a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.
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
Accrued Warranty
We generally warrant our hardware products against certain defects for periods ranging from 1 to 3 years from the date of sale. Our tape automation systems, disk backup systems and scale-out storage solutions may carry service agreements with customers that choose to extend or upgrade the warranty service. We use a combination of internal resources and third party service providers to supply field service and support. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.
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
Common Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2015 and 2014, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of our Wells Fargo credit agreement.
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
The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2015	2014
Money market funds	$34,278	$93,077

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets and goodwill. We did not record impairments to any non-financial assets in fiscal 2015 or fiscal 2014. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt at March 31, 2015 and 2014. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of March 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$153,735	$166,551	$203,735	$203,820
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
Sales to our top five customers represented 31% of revenue in fiscal 2015 and fiscal 2014 and 32% of revenue in fiscal 2013. We had no customers that comprised 10% or greater of revenue in fiscal 2015, fiscal 2014 or fiscal 2013.

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt ASU 2015-03 beginning April 1, 2015 and we will reclassify debt issuance costs from other current and long-term assets to convertible subordinated debt on the Consolidated Balance Sheets; we do not otherwise anticipate adoption will materially impact our statements of financial position or results of operations.
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
NOTE 4: BALANCE SHEET DETAILS
Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31,
	2015	2014
Cash	$36,291	$8,808
Money market funds	34,278	93,077
	$70,569	$101,885

Manufacturing inventories consisted of (in thousands):

	As of March 31,
	2015	2014
Finished goods	$28,022	$18,069
Work in process	58	1,056
Materials and purchased parts	22,194	15,690
	$50,274	$34,815
Service parts inventories consisted of (in thousands):

	As of March 31,
	2015	2014
Finished goods	$18,143	$17,926
Component parts	6,497	7,703
	$24,640	$25,629
Property and equipment consisted of (in thousands):

	As of March 31,
	2015	2014
Machinery and equipment	$122,339	$119,783
Furniture and fixtures	5,816	6,127
Leasehold improvements	20,309	20,116
	148,464	146,026
Less: accumulated depreciation	(133,811)	(128,452)
	$14,653	$17,574

NOTE 5: INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to eight years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products, disk backup systems and scale-out storage solutions, in particular, have long development cycles; these products have experienced long product life cycles; and

•	Our ability to leverage core technology into data protection and scale-out storage solutions and, therefore, to extend the lives of these technologies.
Acquired IPR&D is amortized over its estimated useful life once technological feasibility is reached. If IPR&D is determined to not have technological feasibility or is abandoned, we write off the IPR&D in that period.
Following is the weighted average amortization period for our amortizable intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	6.0
Customer lists	8.0
All intangible assets	6.7

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013 follows (in thousands):

	For the year ended March 31,
	2015	2014	2013
Purchased technology	$913	$1,476	$3,775
Trademarks	—	—	244
Customer lists	2,784	7,426	9,280
	$3,697	$8,902	$13,299
The following table provides a summary of the carrying value of intangible assets (in thousands):

	As of March 31,
	2015			2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(179,261)	$731	$179,475	$(178,348)	$1,127
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	66,219	(66,219)	—	76,019	(73,235)	2,784
	$250,111	$(249,380)	$731	$259,394	$(255,483)	$3,911
The total expected future amortization related to amortizable intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2016	$280
Fiscal 2017	175
Fiscal 2018	138
Fiscal 2019	103
Fiscal 2020	35
Total as of March 31, 2015	$731
We evaluate our amortizable intangible and other long-lived assets for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in fiscal 2015, 2014 and 2013. In fiscal 2015 and fiscal 2014, we wrote off $9.8 million and $31.0 million, respectively, of fully amortized intangible assets related to prior acquisitions. In-process research and development of $0.1 million reached technological feasibility during fiscal 2014, was transferred to amortizable purchased technology intangible assets and is being amortized over its estimated useful life.
Goodwill
The following provides a summary of the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balances as of March 31, 2015 and March 31, 2014	$394,613	$(339,000)	$55,613
Our annual impairment evaluation for goodwill in the fourth quarters of fiscal 2015, 2014 and 2013 did not indicate any impairment of our goodwill in fiscal 2015, 2014 and 2013.

NOTE 6: ACCRUED WARRANTY
The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2015	2014
Beginning balance	$6,116	$7,520
Additional warranties issued	6,146	8,508
Adjustments for warranties issued in prior fiscal years	(185)	(228)
Settlements	(7,858)	(9,684)
Ending balance	$4,219	$6,116

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
NOTE 7: DEBT
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
3.50% Notes
On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 with a conversion price of $4.33 per share of our common stock (“3.50% notes”). We may not redeem the 3.50% notes prior to their maturity date although investors may convert the 3.50% notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act, the 3.50% notes have not been registered under the Securities Act. We pay 3.50% interest per annum on the principal amount of the 3.50% notes semi-annually on May 15 and November 15 of each year. The terms of the 3.50% notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The 3.50% notes are subordinated to any existing indebtedness and other liabilities. During fiscal 2015, the 3.50% notes were reclassified from convertible subordinated debt, long-term to convertible subordinated debt, current as they are due November 15, 2015. We incurred and capitalized $5 million of loan fees in fiscal 2011 for the 3.50% notes which are included in other current assets in our Consolidated Balance Sheets. These fees are amortized to interest expense over the term of the notes.

On March 11, 2014, we entered into a private transaction with a note holder to purchase $1.3 million of aggregate principal amount of notes for $1.3 million. On January 28, 2015, we entered into a private transaction with a note holder to purchase $50 million of aggregate principal amount for $51 million . In connection with this transaction, we recorded a loss on debt extinguishment of $1.3 million comprised of the loss of $1 million from the notes purchased and a write-off of $0.3 million of unamortized debt issuance costs related to the purchased notes. We also paid accrued interest on the purchased notes of $0.4 million. We funded these transactions using cash on hand.
Wells Fargo Credit Agreement
On March 29, 2012, we refinanced the secured credit agreement with Credit Suisse by entering into a senior secured credit agreement (“WF credit agreement”) with Wells Fargo Capital Finance, LLC. We incurred and capitalized $1.0 million of fees related to the WF credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the term of the WF credit agreement in the Consolidated Statements of Operations .
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
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited in a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a .375% commitment fee on undrawn amounts under the revolving credit facility.
There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1 million, reducing the maximum amount available to borrow by this amount at March 31, 2015.
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
The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month and was not applicable in fiscal 2015. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.
As of March 31, 2015, and during fiscal 2015, we were in compliance with all covenants and had no outstanding balance on the line of credit.
Debt Maturities
A summary of the scheduled maturities for our outstanding debt as of March 31, 2015 follows (in thousands):

Debt Maturity
Fiscal 2016	$83,735
Fiscal 2017	—
Fiscal 2018	70,000
Total as of March 31, 2015	$153,735

NOTE 8: RESTRUCTURING CHARGES
The following summarizes the type of restructuring expense for fiscal 2015, 2014 and 2013 (in thousands):

	For the year ended March 31,
	2015	2014	2013
Restructuring expense related to cost of revenue	$—	$539	$—
Restructuring expense in operating expense	1,666	10,675	10,171
	$1,666	$11,214	$10,171

	For the year ended March 31,
	2015	2014	2013
Severance and benefits	$406	$6,139	$8,251
Facilities	1,250	4,303	1,920
Other	10	772	—
	$1,666	$11,214	$10,171

Fiscal 2015
Restructuring charges in fiscal 2015 were primarily due to facilities costs of $1.3 million as a result of further consolidating our facilities in the U.S.
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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2012	$1,312	$440	$—	$1,752
Restructuring costs	8,815	1,920	—	10,735
Restructuring charge reversal	(564)	—	—	(564)
Cash payments	(6,852)	(315)	—	(7,167)
Balance as of March 31, 2013	2,711	2,045	—	4,756
Restructuring costs	7,522	4,392	772	12,686
Restructuring charge reversal	(1,383)	(89)	—	(1,472)
Cash payments	(7,276)	(607)	(702)	(8,585)
Other non-cash	—	983	—	983
Balance as of March 31, 2014	1,574	6,724	70	8,368
Restructuring costs	749	1,680	13	2,442
Restructuring charge reversal	(343)	(430)	(3)	(776)
Cash payments	(1,791)	(3,617)	(80)	(5,488)
Other non-cash	—	300	—	300
Balance as of March 31, 2015	$189	$4,657	$—	$4,846

Estimated timing of future payouts:	Severance and benefits	Facilities	Total
Fiscal 2016	$75	$3,780	$3,855
Fiscal 2017 to 2021	114	877	991
	$189	$4,657	$4,846

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Description of Stock Incentive Plans
2012 Long-Term Incentive Plan
We have a stockholder approved 2012 Long-Term Incentive Plan (the “Plan”) which had 34.3 million shares authorized at March 31, 2015. There were 12.9 million shares available for grant and 18.7 million stock options and restricted shares that were outstanding under the Plan as of March 31, 2015, which expire at various times through April 2018.
Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted to employees vest over three to four years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock units granted under the Plan are subject to forfeiture if employment terminates.
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

Stock options granted and assumed under the Other Plans generally vest over one to four years and expire seven to ten years after the grant date, and restricted stock granted under the Other Plans generally vests over one to four years. The Other Plans have been terminated, and outstanding stock options and restricted stock units granted and assumed remain outstanding and continue to be governed by the terms and conditions of the respective Other Plan. Stock options and restricted stock granted under the Other Plans are subject to forfeiture if employment terminates. Stock options under the Other Plans were granted at prices determined by the Board of Directors, but at not less than the fair market value, and stock options assumed were governed by the respective acquisition agreement. Stock options under the Other Plans expire at various times through June 2021.
Stock Purchase Plan
We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The maximum number of shares that may be issued under the Purchase Plan is 64.3 million shares. As of March 31, 2015, 58.7 million shares had been issued. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of two million shares to be purchased in any six month offering period. Employees purchased 2.8 million shares, 3.2 million shares and 3.8 million shares of common stock under the Purchase Plan in fiscal 2015, 2014 and 2013, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.04, $1.07 and $1.17 in fiscal 2015, 2014 and 2013, respectively. There were 5.6 million shares available for issuance as of March 31, 2015.
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
We granted 0.8 million RSUs with market conditions (“market RSUs”) in fiscal 2014 and estimated the fair value of these market RSUs using a Monte Carlo simulation model. The number of market RSUs is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates. The Monte Carlo model requires the input of assumptions including expected volatility, risk-free interest rate and expected term in order to simulate a large number of possible outcomes to provide an estimated fair value of the market RSUs. We used an expected volatility of 66%, a risk free interest rate of 0.5% and expected terms of ten months, twenty-two months and thirty-four months that mirrors the various vesting dates of the awards. The estimated grant date fair value of the market RSUs was $0.7 million which will be recognized over the respective vesting periods of the awards.
We granted 2.4 million and 0.2 million of RSUs with performance conditions (“performance RSUs”) in fiscal 2015 and fiscal 2014, respectively, and the fair values of the performance RSUs at the grant date were $3.0 million and $0.2 million, respectively. Performance RSUs become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of the fiscal year when the performance RSUs were granted. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. The revenue and operating income targets of the fiscal 2015 performance RSUs were achieved and $0.4 million of share-based compensation expense was recognized during fiscal 2015. The performance RSUs granted in fiscal 2014 were canceled in accordance with the grant agreement as the revenue and operating income targets of fiscal 2014 were not met; and, therefore no share-based compensation expense was recognized.
Stock Options
No stock options were granted in fiscal 2015, 2014 or 2013.
Restricted Stock
The fair value of our restricted stock is the intrinsic value as of the grant date.

Stock Purchase Plan
The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2015	2014	2013
Option life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.07%	0.07%	0.13%
Stock price volatility	36.58%	43.71%	69.73%
Weighted-average grant date fair value	$0.36	$0.40	$0.48

Share-Based Compensation Expense
The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2015	2014	2013
Share-based compensation expense:
Cost of revenue	$1,489	$1,963	$2,389
Research and development	2,559	3,430	3,665
Sales and marketing	3,506	4,097	4,699
General and administrative	4,029	3,969	4,386
Total share-based compensation expense	$11,583	$13,459	$15,139

	For the year ended March 31,
	2015	2014	2013
Share-based compensation by type of award:
Stock options	$617	$826	$1,681
Restricted stock	10,102	11,356	11,630
Stock purchase plan	864	1,277	1,828
Total share-based compensation expense	$11,583	$13,459	$15,139

The total share-based compensation cost capitalized as part of inventory as of March 31, 2015 and 2014 was not material. During fiscal 2015, 2014 and 2013, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.
As of March 31, 2015, there was less than $0.1 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of less than one year. Total intrinsic value of stock options exercised for the years ended March 31, 2015, 2014 and 2013 was $0.4 million, $0.4 million and $0.3 million, respectively. We settle stock option exercises by issuing additional common shares.
As of March 31, 2015, there was $12.4 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.6 years. Total fair value of awards vested during the years ended March 31, 2015, 2014 and 2013 was $7.7 million, $6.2 million and $7.4 million, respectively, based on the fair value of our common stock on the award's vest date. We issue additional common shares upon vesting of restricted stock units.

Stock Activity
Stock Options
A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	7,997	$1.78
Exercised	(866)	0.97
Forfeited	(117)	2.14
Expired	(2,070)	2.83
Outstanding as of March 31, 2015	4,944	$1.47	1.72	$2,039
Vested and expected to vest at March 31, 2015	4,944	$1.47	1.72	$2,039
Exercisable as of March 31, 2015	4,916	$1.46	1.71	$2,039

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2015 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.11	—	$0.63	52	$0.49	3.20	52	$0.49
$0.77	—	$0.98	3,019	0.98	1.25	3,019	0.98
$1.00	—	$1.35	233	1.15	1.26	233	1.15
$1.61	—	$2.17	204	1.80	0.43	204	1.80
$2.52	—	$2.93	1,436	2.53	2.90	1,408	2.53
			4,944	$1.47	1.72	4,916	$1.46
Expiration dates ranged from April 2015 to June 2021 for stock options outstanding at March 31, 2015. Prices for stock options exercised during the three-year period ended March 31, 2015, ranged from $0.11 to $2.08.
Restricted Stock
A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested as March 31, 2014	12,108	$1.80
Granted	10,348	1.24
Vested	(6,013)	2.10
Forfeited	(2,652)	1.35
Nonvested as March 31, 2015	13,791	$1.34

NOTE 10: 401K PLAN
Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $2.4 million, $2.6 million and $2.8 million in fiscal 2015, 2014 and 2013, respectively.

NOTE 11: INCOME TAXES
Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013 follows (in thousands):

	For the year ended March 31,
	2015	2014	2013
U.S	$13,507	$(22,549)	$(52,940)
Foreign	3,971	2,292	1,922
	$17,478	$(20,257)	$(51,018)

Income tax provision consists of the following (in thousands):

	For the year ended March 31,
	2015	2014	2013
Federal:	$(138)	$—	$—
State:
Current	125	76	231
Foreign:
Current	890	1,096	1,090
Deferred	(159)	45	(160)
Total foreign	731	1,141	930
Income tax provision	$718	$1,217	$1,161

The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2015	2014	2013
Expense (benefit) at federal statutory rate	$6,117	$(7,090)	$(17,856)
State taxes	125	76	300
Unbenefited (benefited) losses and credits	(4,727)	7,974	18,715
Contingent tax reserves	103	460	(130)
Foreign rate differential	(778)	(218)	120
Other	(122)	15	12
	$718	$1,217	$1,161

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2015	2014
Deferred tax assets:
Inventory valuation method	$1,588	$1,742
Accrued warranty expense	1,624	2,336
Distribution reserves	4,283	1,950
Loss carryforwards	75,262	81,012
Tax credits	185,578	191,372
Restructuring charge accruals	1,866	3,191
Other accruals and reserves not currently deductible for tax purposes	34,490	32,465
	304,691	314,068
Less valuation allowance	(252,475)	(261,337)
Deferred tax asset	$52,216	$52,731
Deferred tax liabilities:
Depreciation	$(4,302)	$(3,570)
Acquired intangibles	(4,920)	(2,794)
Tax on unremitted foreign earnings	(15,968)	(17,245)
Other	(26,093)	(28,330)
Deferred tax liability	$(51,283)	$(51,939)
Net deferred tax asset	$933	$792

The valuation allowance decreased $8.9 million and $8.0 million in fiscal years 2015 and 2014, respectively, and increased $17.0 million in fiscal year 2013. The decrease in the valuation allowance during fiscal year 2015 was primarily due to NOL usage and expiring tax credits.
A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2015	2014	2013
Beginning balance	$32,449	$32,549	$32,744
Settlement and effective settlements with tax authorities and related remeasurements	—	(488)	(60)
Lapse of statute of limitations	—	—	(135)
Increase in balances related to tax positions taken in prior period	—	388	—
Ending balance	$32,449	$32,449	$32,549

During fiscal 2015, excluding interest and penalties, there was no change in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2015 was $33.5 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2015 accrued interest and penalties totaled $1.1 million. Our practice is to recognize interest and penalties related to income tax matters in income tax provision in the Consolidated Statements of Operations. Unrecognized tax benefits, including interest and penalties, were recorded in other long-term liabilities in the Consolidated Balance Sheets.
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

As of March 31, 2015, we had federal net operating loss and tax credit carryforwards of approximately $259.3 million and $140.0 million, respectively. Our federal net operating loss carryforwards include $33.6 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2016 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.1 million of acquired net operating losses and $10.7 million of credits.
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
In June 2009, we issued a warrant to EMC Corporation to purchase 10 million shares of our common stock at a $0.38 per share exercise price. Only in the event of a change of control of Quantum will this warrant vest and be exercisable. The warrant expires seven years from the date of issuance or three years after change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.
Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2015	2014	2013
Numerator:
Net income (loss)	$16,760	$(21,474)	$(52,179)

Denominator:
Weighted average shares:
Basic	254,665	247,024	239,855
Dilutive shares from stock plans	5,362	—	—
Diluted	260,027	247,024	239,855

Basic net income (loss) per share	$0.07	$(0.09)	$(0.22)
Diluted net income (loss) per share	0.06	(0.09)	(0.22)

Dilutive and potentially dilutive common shares from stock incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding options and the assumed vesting of outstanding restricted stock units. The dilutive impact related to our convertible subordinated notes is determined by applying the if-converted method, which includes adding the related weighted average shares to the denominator and the related interest expense to net income.

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For fiscal 2015, 2014 and 2013, there were 29.0 million, 31.1 million and 31.2 million, respectively, of weighted average shares related to the 3.50% convertible subordinated notes that were excluded. For fiscal 2015, 2014 and 2013, $5.3 million, $5.7 million and $5.7 million, respectively, of related interest expense was excluded.

•
For fiscal 2015, 2014 and 2013, there were 42.5 million, 42.5 million and 17.6 million, respectively, of weighted average shares related to the 4.50% of convertible subordinated notes that were excluded. For fiscal 2015, 2014 and 2013, $3.6 million, $3.6 million and $1.5 million, respectively, of related interest expense was excluded.

•	Stock options to purchase 2.4 million, 12.8 million and 17.3 million weighted average shares in fiscal 2015, 2014 and 2013, respectively, were excluded.

•	Unvested restricted stock units of less than 0.1 million, 11.0 million, and 10.1 million weighted average shares for fiscal 2015, 2014 and 2013, respectively, were excluded.

NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.
In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. In March 2015, we entered into a sublease agreement to sublease a portion of one of the buildings. The future minimum lease payment schedule below includes $18.8 million of lease payments and $4.9 million of sublease rental income for this Colorado Springs campus.
Rent expense was $7.0 million in fiscal 2015, $10.3 million in fiscal 2014 and $11.3 million in fiscal 2013. Sublease income was immaterial in fiscal 2015, 2014 and 2013.
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Lease Payments	Sublease Rental Income	Total
For the year ending March 31,
2016	$9,107	$(587)	$8,520
2017	6,610	(959)	5,651
2018	6,124	(936)	5,188
2019	5,523	(909)	4,614
2020	4,032	(943)	3,089
Thereafter	4,459	(813)	3,646
	$35,855	$(5,147)	$30,708
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2015, we had issued non-cancelable commitments for $46.0 million to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. We believe the probability that we will pay material damages related to this lawsuit is remote.

On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412  by Crossroad’s StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroad's SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849.
Indemnifications
We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2015 and 2014, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.
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
Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2015		2014		2013
	Long- Lived Assets	Revenue	Long- Lived Assets	Revenue	Long-Lived Assets	Revenue
Americas	$14,063	$340,811	$16,759	$359,259	$20,182	$378,514
Europe	421	152,186	524	143,508	756	151,676
Asia Pacific	169	60,098	291	50,398	518	57,249
	$14,653	$553,095	$17,574	$553,165	$21,456	$587,439

Revenue for Americas regions outside of the United States is immaterial. Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2015	2014	2013
Tape automation systems	$152,205	$174,438	$206,112
Disk backup systems*	54,845	50,217	74,255
Devices and media	62,642	70,680	68,724
Scale-out storage solutions*	85,887	52,983	49,819
Service	155,674	147,199	144,037
Royalty	41,842	57,648	44,492
Total revenue	$553,095	$553,165	$587,439

*Revenue from disk backup systems and scale-out storage solutions was previously included in a caption entitled disk systems and software solutions. Previously reported amounts have been reclassified to conform to current period presentation.
NOTE 15: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2015
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$128,128	$135,106	$142,063	$147,798
Gross margin	55,526	61,929	65,067	62,164
Net income (loss)	(4,324)	1,248	6,931	12,905
Basic net income (loss) per share	(0.02)	0.00	0.03	0.05
Diluted net income (loss) per share	(0.02)	0.00	0.03	0.04

	For the year ended March 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$147,849	$131,479	$145,869	$127,968
Gross margin	69,835	56,392	61,373	52,020
Net income (loss)	3,281	(7,893)	(2,458)	(14,404)
Basic and diluted net income (loss) per share	0.01	(0.03)	(0.01)	(0.06)

SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Net additions (releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2015	$88	$40	$(101)	$27
March 31, 2014	62	(39)	65	88
March 31, 2013	217	3	(158)	62

____________________

(i)       Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria for effective control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2015, as set forth at the beginning of Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2015. For information pertaining to our executive officers, refer to the section captioned “Executive Officers & Management Team”, Item 1 "Business" of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	As of March 31, 2015
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for grant under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	18,698	$0.31	12,935
Equity compensation plans not approved by stockholders (2), (3)	36	$0.76	—
	18,734	$0.31	12,935

____________________

(1)
Included in the stockholder approved plans are 13.8 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $1.47.

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

We also have an employee stock purchase plan with 5.6 million shares available for issuance that has been approved by stockholders.
The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2015.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:
Investor Relations
Quantum Corporation
Brinlea Johnson or Allise Furlani
Investor Relations
The Blueshirt Group
(212) 331-8424 or (212) 331-8433
ir@quantum.com

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

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8	August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Chief Executive Change of Control Agreement between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	April 5, 2011
10.3	Form of Officer Change of Control Agreement between Registrant and each of Registrant’s Executive Officers (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.5	April 5, 2011
10.4	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.2	May 10, 2011
10.5	Quantum Corporation 2012 Long-Term Incentive Plan as amended.*	8-K	001-13449	10.1	September 9, 2014
10.6	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.2	February 15, 2013
10.7	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.3	February 15, 2013
10.8	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.4	February 15, 2013
10.9	Quantum Corporation Employee Stock Purchase Plan, as amended. *‡
10.10	Quantum Corporation Executive Officer Incentive Plan. *‡

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Advanced Digital Information Corporation Amended and Restated 1999 Stock Incentive Plan. *	S-8	001-13449	4.4	August 25, 2006
10.12	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.1	April 5, 2011
10.13	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.1	February 8, 2013
10.14	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.15	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.16	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.3	February 5, 2010
10.17	Offer Letter of Mr. David A. Krall, dated August 11, 2011. *	8-K	001-13449	10.1	August 22, 2011
10.18	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.19	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.20	Offer Letter, dated August 7, 2013, between Registrant and Mr. Philip Black.*	10-Q	001-13449	10.2	November 12, 2013
10.21	Offer Letter, dated August 7, 2013, between Registrant and Louis DiNardo.*	10-Q	001-13449	10.3	November 12, 2013
10.22	Offer Letter, dated August 7, 2013, between Registrant and Gregg J. Powers.*	10-Q	001-13449	10.4	November 12, 2013
10.23	Offer Letter, dated August 29, 2014, between Registrant and Dale L. Fuller.*‡
10.24	Offer Letter, dated May 1, 2015, between Registrant and Robert J. Andersen.*‡
10.25	Form of Agreement to Advance Legal Fees between the Registrant and certain of its Executive Officers.*‡
10.26	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto.	10-K	001-13449	10.22	June 14, 2012
10.27	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.28	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
10.29	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
10.30	Consent and Fifth Amendment to Credit Agreement, dated February 6, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	April 29, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.31	Sixth Amendment to Credit Agreement and Second Amendment to Security Agreement, dated April 24, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.2	April 29, 2014
10.32	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.33	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.34	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.35	First Amendment dated August 1, 2010 to Lease Agreement between Registrant and CS/Federal Drive AB LLC (for Building B). ‡
10.36	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.37	First Amendment dated August 1, 2010 to Lease Agreement between Registrant and CS/Federal Drive AB LLC (for Building C). ‡
10.38	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.39	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.40	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.41	Agreement, dated as of May 13, 2013, by and among Registrant, Starboard Value LP, and certain of its affiliates.	8-K	001-13449	10.1	May 14, 2013
10.42	Agreement, dated as of July 28, 2014, by and among Registrant and Starboard Value L.P. and certain of its affiliates	8-K	001-13449	10.1	July 29, 2014
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document. ††

101.SCH	XBRL Taxonomy Extension Schema Document. ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
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

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	June 12, 2015

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 12, 2015.

Signature	Title

/s/ JON W. GACEK	Director, President and Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ LINDA M. BREARD	Chief Financial Officer
Linda M. Breard	(Principal Financial and Chief Accounting Officer)

/s/ ROBERT J. ANDERSEN	Director
Robert J. Andersen

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ PHILIP BLACK	Director
Philip Black

/s/ LOUIS DINARDO	Director
Louis DiNardo

/s/ DALE L. FULLER	Director
Dale L. Fuller

/s/ DAVID A. KRALL	Director
David A. Krall

/s/ GREGG J. POWERS	Director
Gregg J. Powers

/s/ DAVID E. ROBERSON	Director
David E. Roberson