Form 10-Q
period 2015-06-30
QUANTUM CORP /DE/
filed 2015-08-07
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on July 31, 2015, there were 261,833,550 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$53,685	$67,948
Restricted cash	2,713	2,621
Accounts receivable, net of allowance for doubtful accounts of $45 and $27, respectively	97,329	124,159
Manufacturing inventories	49,149	50,274
Service parts inventories	24,713	24,640
Other current assets	12,178	11,942
Total current assets	239,767	281,584
Long-term assets:
Property and equipment, less accumulated depreciation	14,401	14,653
Intangible assets, less accumulated amortization	594	731
Goodwill	55,613	55,613
Other long-term assets	4,246	4,577
Total long-term assets	74,854	75,574
	$314,621	$357,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,855	$54,367
Accrued warranty	3,600	4,219
Deferred revenue, current	89,390	95,899
Accrued restructuring charges, current	2,674	3,855
Convertible subordinated debt, current, net of unamortized debt issuance costs of
$234 and $390, respectively	83,501	83,345
Accrued compensation	34,450	35,414
Other accrued liabilities	15,734	20,740
Total current liabilities	265,204	297,839
Long-term liabilities:
Deferred revenue, long-term	37,359	39,532
Accrued restructuring charges, long-term	881	991
Convertible subordinated debt, long-term, net of unamortized debt issuance costs of
$1,092 and $1,207, respectively	68,908	68,793
Other long-term liabilities	10,262	10,441
Total long-term liabilities	117,410	119,757
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 258,704 and 258,208
shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	2,587	2,582
Capital in excess of par	459,251	456,411
Accumulated deficit	(534,066)	(523,311)
Accumulated other comprehensive income	4,235	3,880
Total stockholders’ deficit	(67,993)	(60,438)
	$314,621	$357,158
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Product revenue	$62,719	$80,194
Service revenue	37,939	38,500
Royalty revenue	10,198	9,434
Total revenue	110,856	128,128
Cost of product revenue	46,964	54,908
Cost of service revenue	16,927	17,694
Total cost of revenue	63,891	72,602
Gross margin	46,965	55,526
Operating expenses:
Research and development	13,323	14,554
Sales and marketing	27,605	27,705
General and administrative	13,986	14,371
Restructuring charges	258	865
Total operating expenses	55,172	57,495
Gain on sale of assets	—	462
Loss from operations	(8,207)	(1,507)
Other income and expense	(286)	(125)
Interest expense	(1,923)	(2,444)
Loss before income taxes	(10,416)	(4,076)
Income tax provision	339	248
Net loss	$(10,755)	$(4,324)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Weighted average basic and diluted shares	258,448	250,666

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(10,755)	$(4,324)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	441	9
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(86)	58
Total other comprehensive income	355	67
Total comprehensive loss	$(10,400)	$(4,257)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(10,755)	$(4,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,718	2,198
Amortization of intangible assets	137	2,234
Amortization of debt issuance costs	324	411
Service parts lower of cost or market adjustment	1,146	1,154
Gain on sale of assets	—	(462)
Deferred income taxes	38	(77)
Share-based compensation	2,653	3,068
Changes in assets and liabilities:
Accounts receivable	26,830	11,140
Manufacturing inventories	(63)	597
Service parts inventories	(472)	(63)
Accounts payable	(18,702)	(3,010)
Accrued warranty	(619)	(218)
Deferred revenue	(8,682)	(6,446)
Accrued restructuring charges	(1,291)	(927)
Accrued compensation	(1,062)	1,549
Other assets and liabilities	(4,759)	(550)
Net cash provided by (used in) operating activities	(13,559)	6,274
Cash flows from investing activities:
Purchases of property and equipment	(840)	(1,371)
Proceeds from sale of assets	—	462
Change in restricted cash	(59)	(20)
Net cash used in investing activities	(899)	(929)
Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(74)	(119)
Proceeds from issuance of common stock	266	114
Net cash provided by (used in) financing activities	192	(5)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net increase (decrease) in cash and cash equivalents	(14,263)	5,339
Cash and cash equivalents at beginning of period	67,948	99,125
Cash and cash equivalents at end of period	$53,685	$104,464
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$606	$302
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, transforming and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding content workflow challenges. We provide solutions for storing and protecting information in physical, virtual and cloud environments that are designed to help customers Be Certain™ that they have an end-to-end storage foundation to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. In the Condensed Consolidated Balance Sheets, prior period convertible subordinated debt, current and long-term, have been presented net of debt issuance costs to conform to current period presentation. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2015 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2015 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 12, 2015.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2015-03 in the first quarter of fiscal 2016 and reclassified debt issuance costs from other current and long-term assets to convertible subordinated debt on the Condensed Consolidated Balance Sheets. Adoption did not otherwise impact our statements of financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 will become effective for us beginning April 1, 2018, or fiscal 2019. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

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

NOTE 2: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets, and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	June 30, 2015	March 31, 2015
Money market funds	$9,699	$34,278
We did not record impairments to any non-financial assets in the first quarter of fiscal 2016 or 2015. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt at June 30, 2015 and March 31, 2015. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of
	June 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$152,409	$167,968	$152,138	$166,551

NOTE 3: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2015	March 31, 2015
Manufacturing inventories:
Finished goods	$24,542	$28,022
Work in process	74	58
Materials and purchased parts	24,533	22,194
	$49,149	$50,274

	As of
	June 30, 2015	March 31, 2015
Service parts inventories:
Finished goods	$19,336	$18,143
Component parts	5,377	6,497
	$24,713	$24,640

NOTE 4: INTANGIBLE ASSETS AND GOODWILL
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the first quarter of fiscal 2016 or 2015. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	June 30, 2015			March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(179,398)	$594	$179,992	$(179,261)	$731
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	66,219	(66,219)	—	66,219	(66,219)	—
	$250,111	$(249,517)	$594	$250,111	$(249,380)	$731

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the first quarter of fiscal 2016. The following table provides a summary of the goodwill balance at both June 30, 2015 and March 31, 2015 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 5: ACCRUED WARRANTY
The quarterly changes in the accrued warranty balance were (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Beginning balance	$4,219	$6,116
Additional warranties issued	1,607	1,728
Adjustments for warranties issued in prior fiscal years	(367)	383
Settlements	(1,859)	(2,329)
Ending balance	$3,600	$5,898
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
NOTE 6: DEBT
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
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the $83.7 million of 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") is available for borrowing under the WF credit agreement or is deposited in a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at June 30, 2015. As of June 30, 2015, and during the first quarter of fiscal 2016, we were in compliance with all covenants and had no outstanding balance on the line of credit. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. The 3.50% notes are included in convertible subordinated debt, current as they are due November 15, 2015.
The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.

NOTE 7: RESTRUCTURING CHARGES
The types of restructuring expense for the three months ended June 30, 2015 and June 30, 2014 were (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Severance and benefits	$72	$125
Facilities	186	727
Other	—	13
Total	$258	$865

For the first quarter of fiscal 2016, restructuring charges were primarily due to facilities costs incurred as a result of further consolidating our facilities in the U.S. For the first quarter of fiscal 2015, restructuring charges were primarily the result of further consolidating a facility previously used by our manufacturing and service operations.

Accrued Restructuring
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended June 30, 2015
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2015	$189	$4,657	$4,846
Restructuring costs	103	299	402
Restructuring charge reversal	(31)	(113)	(144)
Cash payments	(159)	(1,433)	(1,592)
Other non-cash	—	43	43
Balance as of June 30, 2015	$102	$3,453	$3,555

	As of June 30, 2015
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$2	$2,672	$2,674
July 2016 through December 2021	100	781	881
	$102	$3,453	$3,555

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Share-based compensation:
Cost of revenue	$362	$414
Research and development	549	780
Sales and marketing	870	910
General and administrative	872	964
	$2,653	$3,068
Share-based compensation by type of award:
Stock options	$2	$157
Restricted stock	2,430	2,698
Stock purchase plan	221	213
	$2,653	$3,068
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the first quarter of fiscal 2016 or 2015. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the first quarter of fiscal 2016 and 2015 were $1.97 and $1.21 per share, respectively.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted in the first quarter of fiscal 2016 and fiscal 2015.

Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	4,944	$1.47
Exercised	(252)	1.05
Expired	(26)	1.99
Outstanding as of June 30, 2015	4,666	$1.49	1.50	$2,144
Vested and expected to vest at June 30, 2015	4,666	$1.49	1.50	$2,144
Exercisable as of June 30, 2015	4,666	$1.49	1.50	$2,144

Restricted Stock
A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2015	13,791	$1.34
Granted	230	1.97
Vested	(289)	1.41
Forfeited	(138)	1.30
Nonvested at June 30, 2015	13,594	$1.35

NOTE 9: INCOME TAXES
Income tax provisions for the first quarter of fiscal 2016 and 2015 were $0.3 million and $0.2 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 10: NET LOSS PER SHARE
The following is the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2015	June 30, 2014
Numerator:
Net loss	$(10,755)	$(4,324)

Denominator:
Weighted average basic and diluted shares	258,448	250,666

Basic and diluted net loss per share	$(0.04)	$(0.02)

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

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•	For the first quarter of fiscal 2016 and 2015, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes and $0.9 million of related interest expense were excluded.

•
For the first quarter of 2016, 19.3 million weighted average shares related to our 3.50% convertible subordinated notes and $0.9 million of related interest expense were excluded. For the first quarter of fiscal 2015, 30.9 million weighted average shares and $1.4 million of related interest expense were excluded.

•	For the first quarter of fiscal 2016 and 2015, options to purchase 4.8 million and 7.8 million, respectively, weighted average shares were excluded.

•	For the first quarter of fiscal 2016 and 2015, unvested RSUs of 13.1 million and 11.2 million, respectively, weighted average shares were excluded.
NOTE 11: LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. We believe the probability that we will pay material damages related to this lawsuit is remote.
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412 by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENT
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including increasing market share, continuing to add customers and increasing revenue and earnings; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® software, StorNext appliances, which include StorNext disk storage and StorNext-related tape storage, StorNext Pro™ Solutions, Lattus™ extended online storage systems and Q-Cloud™ Archive and are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
Our goal for fiscal 2016 is to profitably grow total revenue to improve operating results and shareholder value as we did in fiscal 2015. We continue to focus our investments in scale-out storage where we differentiate ourselves with our ability to deliver integrated solutions that offer both high performance and low total cost of ownership through a tiered storage approach. We are focused on expanding our footprint in key vertical markets and use cases, which include media and entertainment, video surveillance and other archive workflows across industry segments. Outside of scale-out storage, our strategy is to continue leveraging our technology, leadership, extensive customer base and channel and technology partnerships to generate profit and cash from our data protection offerings.
During the first quarter of fiscal 2016, overall weakness in the general storage and backup market resulted in decreased data protection revenue, but we continued our strong growth and momentum in scale-out storage. We grew product revenue in media and entertainment and gained traction in video surveillance. Over the last several months, we have been building partnerships with key players in the surveillance ecosystem. In addition, we recently introduced Artico, an intelligent network-attached storage ("NAS") archive appliance that can benefit both scale-out storage and data protection customers. We are already seeing significant interest in Artico from customers in a variety of markets who are able to easily deploy it as a backend to their NAS primary storage and have a massively scalable data repository that leverages different technology tiers for the optimal balance and cost. We also introduced another software archive offering in the first quarter of fiscal 2016, which centers on DXi, providing not only backup but also archive, thereby significantly improving the return on investment of a DXi product.
In addition, during the first quarter of fiscal 2016, we entered into a new go-to-market partnership whereby we are integrating the partner's full line of enterprise-class disk storage systems into our tiered storage offerings. This partnership will expand our range of solutions for storing and protecting data.
We believe our current cash, balance sheet resources and line of credit availability are sufficient to pay off the outstanding balance of the 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”), operate the business and fund additional growth opportunities. For additional information regarding our 3.50% notes, refer to "Liquidity and Capital Resources."
Results
We had total revenue of $110.9 million in the first quarter of fiscal 2016, a $17.3 million decrease from the first quarter of fiscal 2015, primarily due to decreased revenue from data protection tape automation systems and devices and media, partially offset by an increase in revenue from scale-out storage solutions. Our branded product and service revenue decreased 11% from the first quarter of fiscal 2015 primarily due to decreased tape automation and media revenue, partially offset by increased scale-out storage solutions revenue. Revenue from branded scale-out storage solutions increased compared to the prior year in both North America and APAC. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, reaching 90% in the first quarter of fiscal 2016, compared to 86% in the first quarter of fiscal 2015.
Our gross margin percentage decreased 90 basis points from the first quarter of fiscal 2015 to 42.4% as a result of decreased product revenue partially offset by higher overall material margins due to changes in overall revenue mix, with service and royalty revenue comprising a larger proportion of our revenue.
Operating expenses decreased $2.3 million, or 4% from the first quarter of fiscal 2015 primarily due to a decrease in amortization of certain intangible assets as they became fully amortized in fiscal 2015. Restructuring charges also decreased as we incurred higher costs in the first quarter of fiscal 2015 related to further consolidation of a facility used in our manufacturing and service operations.

Our operating results declined by $6.7 million, from a $1.5 million loss from operations in the first quarter of fiscal 2015 to a loss of $8.2 million in the first quarter of fiscal 2016. We used $13.6 million in cash from operations during the first quarter of fiscal 2016 compared to $6.3 million of cash generated from operations in the first quarter of fiscal 2015. Interest expense decreased by $0.5 million in the first quarter of fiscal 2016 as a result of the purchase of $50.0 million of aggregate principal amount of 3.50% convertible subordinated notes in January 2015. We ended the quarter with $56.4 million in cash, cash equivalents and restricted cash.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Product revenue	$62,719	56.6%	$80,194	62.6%	$(17,475)	(21.8)%
Service revenue	37,939	34.2%	38,500	30.0%	(561)	(1.5)%
Royalty revenue	10,198	9.2%	9,434	7.4%	764	8.1%
Total revenue	$110,856	100.0%	$128,128	100.0%	$(17,272)	(13.5)%

Total revenue decreased from the first quarter of fiscal 2015 primarily due to reduced revenue from data protection OEM and branded tape automation systems and branded devices and media, partially offset by increased revenue from scale-out storage solutions.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for data protection tape products. Revenue from branded data protection products and services decreased $21.5 million, or 25%, from the first quarter of fiscal 2015 largely due to decreases in tape automation systems and media revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $9.8 million, or 55%, from the first quarter of fiscal 2015 largely due to increased sales of our StorNext appliances and StorNext Pro Solutions. Scale-out storage solutions include StorNext software, StorNext appliances, which include StorNext disk storage and StorNext-related tape storage, StorNext Pro Solutions, Lattus extended online storage solutions and Q-Cloud Archive. In addition, OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $6.3 million from the first quarter of fiscal 2015. Royalty revenue increased slightly due to higher LTO media technology royalties partially offset by decreased sales of DLT media technology products during the first quarter of fiscal 2016.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $17.5 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease in product revenue was primarily due to decreased sales of data protection OEM and branded tape automation systems and devices and media, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products decreased by 18%, and sales of products to our OEM customers decreased by 40% compared to the first quarter of fiscal 2015.

	Three Months Ended
(Dollars in thousands)
	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Tape automation systems	$20,622	18.6%	$37,906	29.6%	$(17,284)	(45.6)%
Disk backup systems*	8,694	7.8%	9,811	7.7%	(1,117)	(11.4)%
Devices and media	10,904	9.9%	17,725	13.8%	(6,821)	(38.5)%
Scale-out storage solutions*	22,499	20.3%	14,752	11.5%	7,747	52.5%
Total product revenue	$62,719	56.6%	$80,194	62.6%	$(17,475)	(21.8)%

*Revenue from disk backup systems and scale-out storage solutions was previously included in a caption entitled disk systems and software solutions. Previously reported amounts have been reclassified to conform to current period presentation.

Branded data protection tape automation revenue declined 50%, or $12.1 million and OEM data protection tape automation revenue decreased by 38%, or $5.2 million compared to the first quarter of fiscal 2015. The decline in branded revenue in the first quarter of fiscal 2016 resulted from decreases in all product categories — enterprise, midrange and entry-level systems. The OEM decrease during the first quarter of fiscal 2016 was primarily due to a decline in revenue from midrange and entry systems, with midrange systems declining approximately twice as much as entry systems.
Revenue from disk backup systems experienced a decrease during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. During the first quarter of fiscal 2016, a decrease in revenue from our enterprise systems was offset by an increase in revenue from midrange systems, including the DXi 6900. The DXi 6900 scales to higher storage capacities than previous midrange systems, which contributed to the decrease in our traditional enterprise systems revenue. OEM deduplication software revenue also decreased compared to the first quarter of fiscal 2015.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during the first quarter of fiscal 2016 primarily due to lower media sales.
Our scale-out storage solutions revenue increased during the first quarter of fiscal 2016 primarily due to increased sales of StorNext appliances, which include StorNext disk storage and StorNext-related tape storage. Revenue from Lattus extended online storage and StorNext Pro Solutions products also increased, partially offset by a decrease in StorNext standalone software revenue. During the first quarter of fiscal 2016, we experienced an increase in large scale-out storage solutions orders over $200,000.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue remained relatively flat during the first quarter of fiscal 2016 due to decreased service revenue for our data protection products which was partially offset by increased revenue from branded service contracts for our StorNext appliances.
Royalty Revenue
Royalty revenue increased slightly compared to the first quarter of fiscal 2015 due to higher LTO media royalties, partially offset by decreased sales of DLT products during the first quarter of fiscal 2016.
Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2015	Gross margin %	June 30, 2014	Gross margin %	Change	Basis point change
Product gross margin	$15,755	25.1%	$25,286	31.5%	$(9,531)	(640)
Service gross margin	21,012	55.4%	20,806	54.0%	206	140
Royalty gross margin	10,198	100.0%	9,434	100.0%	764	—
Gross margin	$46,965	42.4%	$55,526	43.3%	$(8,561)	(90)

The decrease in gross margin percentage for the first quarter of fiscal 2016 was primarily driven by decreased product revenue, partially offset by higher overall material margins due to changes in overall revenue mix, with service and royalty revenue comprising a larger proportion of our revenue during the first quarter of fiscal 2016.
Product Margin
Product gross margins decreased 640 basis points during the first quarter of fiscal 2016. This decrease was related to a decrease in average material margins experienced during the quarter due to lower revenue combined with a shift in revenue mix from higher margin products to lower margin products.
Service Margin
Service gross margin dollars increased by 1% and the service margin percentage increased by 140 basis points compared to the first quarter of fiscal 2015 on a 2% decrease in service revenue. Our service gross margin rates reflect reduced costs as a result of the improvements we implemented to our service delivery model in fiscal 2015, including outsourcing geographies with lower service and repair volumes and improving utilization of our service team and service parts inventories. In addition, our repair service activities reflect a larger proportion of branded products under contract, which have relatively higher margins than margins for OEM repair services.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and related gross margin dollars increased $0.8 million in the first quarter of fiscal 2016.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Research and development	$13,323	12.0%	$14,554	11.4%	$(1,231)	(8.5)%

The decrease in research and development expense in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to a $0.8 million decrease in compensation and benefits from lower staffing levels. Additionally, for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, we had a $0.3 million decrease in depreciation expense from declining capital expenditures.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Sales and marketing	$27,605	24.9%	$27,705	21.6%	$(100)	(0.4)%

The small decrease in sales and marketing expense in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily the net result of a $1.9 million decrease in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015, mostly offset by a $0.8 million increase in sponsored employee activities related to a shift in event timing and a $0.6 million increase in marketing expense.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
General and administrative	$13,986	12.6%	$14,371	11.2%	$(385)	(2.7)%

The decrease in general and administrative expense for first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to a decrease of $0.4 million in software expense primarily resulting from software upgrade costs incurred in the first quarter of fiscal 2015.
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Restructuring charges in operating expenses	$258	0.2%	$865	0.7%	$(607)	(70.2)%

For the first quarter of fiscal 2016, restructuring charges were primarily due to facilities costs incurred as a result of further consolidating our facilities in the U.S. For the first quarter of fiscal 2015, restructuring charges were primarily due to facilities costs incurred as a result of further consolidating a facility previously used by our manufacturing and service operations.
Gain on Sale of Assets

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Gain on sale of assets	$—	—%	$462	0.4%	$(462)	(100)%
The gain on sale of assets was primarily due to the sale of IP addresses in the first three months of fiscal 2015.
Interest expense

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of revenue	June 30, 2014	% of revenue	Change	% Change
Interest expense	$1,923	1.7%	$2,444	1.9%	$(521)	(21.3)%

The decrease in interest expense was primarily due to the purchase of $50.0 million of aggregate principal amount of 3.50% convertible subordinated notes in January 2015.
Income Taxes

	Three Months Ended
(Dollars in thousands)	June 30, 2015	% of pre-tax loss	June 30, 2014	% of pre-tax loss	Change	% Change
Income tax provision	$339	(3.3)%	$248	(6.1)%	$91	36.7%

The income tax provision for the first quarter of both fiscal 2016 and fiscal 2015 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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

Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
Cost of revenue	$137	$378	$(241)	(63.8)%
Sales and marketing	—	1,856	(1,856)	(100.0)%
	$137	$2,234	$(2,097)	(93.9)%

The decrease in intangible amortization in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to certain intangibles becoming fully amortized during fiscal 2015. For further information regarding amortizable intangible assets, refer to Note 4 “Intangible Assets and Goodwill.”
Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
Cost of revenue	$362	$414	$(52)	(12.6)%
Research and development	549	780	(231)	(29.6)%
Sales and marketing	870	910	(40)	(4.4)%
General and administrative	872	964	(92)	(9.5)%
	$2,653	$3,068	$(415)	(13.5)%

The decrease in share-based compensation expense in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to a $0.3 million decrease in the fair value of restricted stock units and a $0.2 million decrease in the stock options expense as options became fully vested and amortized early in the first quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of June 30, 2015, we had $53.7 million of cash and cash equivalents, which is comprised of money market funds and cash deposits.
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
We had $153.7 million of convertible subordinated debt outstanding (excluding unamortized debt issuance costs) in addition to a line of credit under a Wells Fargo credit agreement, inclusive of amendments (“WF credit agreement”). The $153.7 million of convertible subordinated debt is comprised of $83.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments and have no early call provisions. Interest payments related to the 3.50% notes and 4.50% notes are paid on May 15 and November 15 of each year. We paid $1.5 million of interest on the 3.50% notes and $1.6 million of interest on the 4.50% notes in the first three months of fiscal 2016.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. The WF credit agreement matures March 29, 2017 so long as an amount sufficient to repay the 3.50% notes is available for borrowing under the WF credit agreement or is deposited into a WF controlled account prior to August 16, 2015. Otherwise, the WF credit agreement matures on August 16, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount at June 30, 2015. As of June 30, 2015, and during the first quarter of fiscal 2016, we were in compliance with all covenants and had no outstanding balance on the line of credit.
The WF credit agreement contains customary covenants, including cross-default provisions, as well as financial covenants. Average liquidity must exceed $15 million each month. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity and liquidity are defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.
Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We plan to utilize a combination of cash on hand and cash available under the WF credit agreement to repay the outstanding balance of the 3.50% notes while maintaining sufficient cash to fund operating needs and other obligations. While we expect that we will repay the outstanding balance of the 3.50% notes using currently available resources as described, we may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such financing would be available to us on commercially acceptable terms or at all.
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
Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(10,755)	$(4,324)
Net cash provided by (used in) operating activities	(13,559)	6,274
Net cash used in investing activities	(899)	(929)
Net cash provided by (used in) financing activities	192	(5)
Three Months Ended June 30, 2015
The $2.8 million difference between net loss and net cash used in operating activities during the three months ended June 30, 2015 was primarily due to an $18.7 million decrease in accounts payable and an $8.7 million decrease in deferred revenue, offset by a $26.8 million decrease in accounts receivable. The decrease in accounts payable was primarily due to decreased inventory purchases. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters. The decrease in accounts receivable was primarily from decreased revenue in the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.
Cash used in investing activities reflects $0.8 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.
Three Months Ended June 30, 2014
The $10.6 million difference between reported net loss and net cash provided by operating activities during the three months ended June 30, 2014 was primarily due to $9.0 million in non-cash items, the largest of which were share-based compensation, amortization of intangible assets, depreciation and service parts lower of cost or market adjustment. In addition, we had an $11.1 million decrease in accounts receivable, which was offset by a $6.4 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased service contract invoicing in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. Deferred revenue declined primarily due to a decrease in deferred service contracts driven by seasonality.
Cash used in investing activities reflects $1.4 million of property and equipment purchases during the first quarter of fiscal 2015. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations is based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 12, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the first quarter of fiscal 2016. During the first quarter of fiscal 2016, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
We had no outstanding borrowings under the WF credit agreement during the first quarter of fiscal 2016 and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense.
Foreign Exchange Risk

We conduct business in certain international markets, primarily in the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our Condensed Consolidated Statements of Operations.

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our assets and liabilities and revenues and expenses denominated in foreign currencies. We have entered into foreign currency option contracts in the past and we may enter into foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings. We make a number of estimates in conducting hedging.  In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products, and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. We believe the probability that we will pay material damages related to this lawsuit is remote.
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412  by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849.
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
We derive the majority of our revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of products employing tape technology, and decreases in the market have materially and adversely impacted our business, financial condition and operating results. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and operating results could be materially and adversely affected.
We currently derive the majority of our revenue from products that incorporate some form of tape technology, and we may continue to derive significant revenue from these products in the next several years. As a result, our future operating results depend in part on continued market acceptance and use of products employing tape technology. We believe that the storage environment is changing, including reduced demand for tape products. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and operating results and we expect that our revenues from tape products will continue to decline, which could materially and adversely impact our business, financial condition and operating results in the future.
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will continue to migrate toward these products and solutions and that revenue from these products and solutions will generate a greater proportion of our revenue. While we are making targeted investment in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk backup systems and scale-out storage solutions, could negatively affect our operating results.
We sell the majority of our branded products to distributors such as Ingram Micro, Inc. and others, VARs and to direct marketing resellers ("DMRs") such as CDW Corporation, who in turn sell our products to end users. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.
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
From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. described in Part II, Item 1“Legal Proceedings.” While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.
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
A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce and fulfill orders for our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore, Mexico, the Philippines and Thailand. Because of these operations, we are subject to a number of risks including:

•	Reduced or limited protection of our intellectual property;

•	Compliance with multiple and potentially conflicting regulatory requirements and practices;

•	Commercial laws that favor local businesses;

•	Exposure to economic fluctuations including inflationary risk and continuing sovereign debt risk;

•	Shortages in component parts and raw materials;

•	Import, export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;

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
Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due. For example, the outstanding $83.7 million aggregate principal amount as of June 30, 2015 of our 3.50% convertible subordinated notes is payable by us on November 15, 2015.  If we are unable to generate cash sufficient to meet this obligation through a refinancing or otherwise, we could default under these notes, which could cause an acceleration of our other outstanding indebtedness and could have a material effect on us. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, corruption prevention and import and export practices, and requirements including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we may incur costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.
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
During the first three months of fiscal 2016, the closing price of our common stock ranged between a low of $1.49 on April 9, 2015 and a high of $2.19 on May 4, 2015. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. If our common stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to decline further.
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
We do not currently use derivative financial instruments for speculative purposes. We have used in the past, and may use in the future, foreign currency forward contracts and derivative instruments to hedge our exposure to foreign currency exchange rates. To the extent that we have assets or liabilities denominated in a foreign currency that are inadequately hedged or not hedged at all, we may be subject to foreign currency losses, which could be significant.
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
ITEM 6. EXHIBITS
The Exhibit Index beginning on page 36 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: August 7, 2015

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