Form 10-Q
period 2015-09-30
QUANTUM CORP /DE/
filed 2015-11-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on October 30, 2015, there were 263,919,475 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,229	$67,948
Restricted cash	19,042	2,621
Accounts receivable, net of allowance for doubtful accounts of $41 and $27, respectively	92,263	124,159
Manufacturing inventories	37,992	50,274
Service parts inventories	23,267	24,640
Other current assets	12,091	11,942
Total current assets	230,884	281,584
Long-term assets:
Property and equipment, less accumulated depreciation	14,697	14,653
Intangible assets, less accumulated amortization	546	731
Goodwill	55,613	55,613
Other long-term assets	3,645	4,577
Total long-term assets	74,501	75,574
	$305,385	$357,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56,707	$54,367
Accrued warranty	3,473	4,219
Deferred revenue, current	85,310	95,899
Accrued restructuring charges, current	1,868	3,855
Convertible subordinated debt, current, net of unamortized debt issuance costs of
$78 and $390, respectively	17,540	83,345
Accrued compensation	24,585	35,414
Other accrued liabilities	14,216	20,740
Total current liabilities	203,699	297,839
Long-term liabilities:
Deferred revenue, long-term	33,692	39,532
Accrued restructuring charges, long-term	961	991
Convertible subordinated debt, long-term, net of unamortized debt issuance costs of
$977 and $1,207, respectively	135,140	68,793
Other long-term liabilities	10,352	10,441
Total long-term liabilities	180,145	119,757
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 263,893 and 258,208
shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	2,639	2,582
Capital in excess of par	460,093	456,411
Accumulated deficit	(545,293)	(523,311)
Accumulated other comprehensive income	4,102	3,880
Total stockholders’ deficit	(78,459)	(60,438)
	$305,385	$357,158
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Product revenue	$71,057	$85,216	$133,776	$165,410
Service revenue	37,247	39,157	75,186	77,657
Royalty revenue	8,721	10,733	18,919	20,167
Total revenue	117,025	135,106	227,881	263,234
Cost of product revenue	53,073	55,593	100,037	110,501
Cost of service revenue	17,635	17,584	34,562	35,278
Total cost of revenue	70,708	73,177	134,599	145,779
Gross margin	46,317	61,929	93,282	117,455
Operating expenses:
Research and development	13,370	15,157	26,693	29,711
Sales and marketing	28,043	28,218	55,648	55,923
General and administrative	14,136	14,085	28,122	28,456
Restructuring charges	387	624	645	1,489
Total operating expenses	55,936	58,084	111,108	115,579
Gain on sale of assets	—	—	—	462
Income (loss) from operations	(9,619)	3,845	(17,826)	2,338
Other income and expense	714	215	428	90
Interest expense	(1,975)	(2,456)	(3,898)	(4,900)
Income (loss) before income taxes	(10,880)	1,604	(21,296)	(2,472)
Income tax provision	347	356	686	604
Net income (loss)	$(11,227)	$1,248	$(21,982)	$(3,076)

Basic and diluted net income (loss) per share	$(0.04)	$0.00	$(0.08)	$(0.01)
Weighted average shares:
Basic	263,058	254,760	260,766	252,724
Diluted	263,058	257,579	260,766	252,724

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$(11,227)	$1,248	$(21,982)	$(3,076)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(340)	(1,101)	101	(1,092)
Net unrealized gain on revaluation of long-term intercompany balances	207	225	121	283
Total other comprehensive income (loss)	(133)	(876)	222	(809)
Total comprehensive income (loss)	$(11,360)	$372	$(21,760)	$(3,885)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(21,982)	$(3,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,361	4,272
Amortization of intangible assets	185	3,377
Amortization of debt issuance costs	648	829
Service parts lower of cost or market adjustment	3,050	2,007
Gain on sale of assets	—	(462)
Deferred income taxes	35	(50)
Share-based compensation	5,100	5,737
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	31,896	8,723
Manufacturing inventories	10,050	(3,213)
Service parts inventories	(526)	(687)
Accounts payable	1,624	390
Accrued warranty	(746)	(826)
Deferred revenue	(16,429)	(11,867)
Accrued restructuring charges	(2,017)	(1,393)
Accrued compensation	(10,871)	2,151
Other assets and liabilities	(5,723)	2,639
Net cash provided by (used in) operating activities	(2,345)	8,551
Cash flows from investing activities:
Purchases of property and equipment	(1,611)	(1,912)
Proceeds from sale of assets	—	462
Change in restricted cash	(110)	(69)
Return of principal from other investments	—	104
Payment for business acquisition, net of cash acquired	—	(517)
Net cash used in investing activities	(1,721)	(1,932)
Cash flows from financing activities:
Restricted cash to repay convertible subordinated debt	(16,280)	—
Payment of taxes due upon vesting of restricted stock	(3,101)	(2,187)
Proceeds from issuance of common stock	1,740	1,533
Net cash used in financing activities	(17,641)	(654)
Effect of exchange rate changes on cash and cash equivalents	(12)	(59)
Net increase (decrease) in cash and cash equivalents	(21,719)	5,906
Cash and cash equivalents at beginning of period	67,948	99,125
Cash and cash equivalents at end of period	$46,229	$105,031
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$1,136	$237
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

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 requires that customers apply the same criteria as vendors to determine whether a cloud computing arrangement ("CCA") contains a software license or is solely a service contract. Under ASU 2015-05, fees paid by a customer in a CCA will be within the scope of internal-use software guidance if both of the following criteria are met: 1) the customer has the contractual right to take possession of the software at any time without significant penalty, and 2) it is feasible for the customer to run the software on its own hardware (or to contract with another party to host the software). ASU 2015-05 will be effective for us beginning April 1, 2016, or fiscal 2017. We do not anticipate adoption will impact our statements of financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 requires that an entity measure all inventory at the lower of cost and net realizable value, except for inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. ASU 2015-11 will become effective for us beginning April 1, 2017, or fiscal 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

NOTE 2: ACQUISITION
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

NOTE 3: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	September 30, 2015	March 31, 2015
Money market funds	$6,154	$34,278
We did not record impairments to any non-financial assets in the second quarter or first six months of fiscal 2016 or 2015. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt at September 30, 2015 and March 31, 2015. The carrying value and fair value based on quoted market prices in less active markets (level 2 fair value measurement) were as follows (in thousands):

	As of
	September 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$152,680	$142,811	$152,138	$166,551

NOTE 4: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2015	March 31, 2015
Manufacturing inventories:
Finished goods	$20,246	$28,022
Work in process	105	58
Materials and purchased parts	17,641	22,194
	$37,992	$50,274

	As of
	September 30, 2015	March 31, 2015
Service parts inventories:
Finished goods	$18,675	$18,143
Component parts	4,592	6,497
	$23,267	$24,640

NOTE 5: INTANGIBLE ASSETS AND GOODWILL
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the second quarter or first six months of fiscal 2016 or 2015. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	September 30, 2015			March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(179,446)	$546	$179,992	$(179,261)	$731
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	66,219	(66,219)	—	66,219	(66,219)	—
	$250,111	$(249,565)	$546	$250,111	$(249,380)	$731
We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the second quarter or first six months of fiscal 2016. The following table provides a summary of the goodwill balance at both September 30, 2015 and March 31, 2015 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$3,600	$5,898	$4,219	$6,116
Additional warranties issued	1,523	1,519	3,130	3,247
Adjustments for warranties issued in prior fiscal years	298	(243)	(69)	140
Settlements	(1,948)	(1,884)	(3,807)	(4,213)
Ending balance	$3,473	$5,290	$3,473	$5,290
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
NOTE 7: DEBT
On August 7, 2015, our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) was amended to modify the maturity date, increase the amount of foreign accounts receivable and intellectual property assets included in our borrowing base and add an additional liquidity covenant.
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. We may use proceeds from the WF credit agreement to repay our 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") so long as we have a fixed charge coverage ratio of at least 1.5, liquidity of at least $25 million and no default or event of default is continuing under the WF credit agreement on the date of repayment. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow to $74.0 million at September 30, 2015. As of September 30, 2015, and during the second quarter and first six months of fiscal 2016, we were in compliance with all covenants and had no outstanding balance on the line of credit. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. The 3.50% notes are included in convertible subordinated debt, current and long-term, as they are due November 15, 2015 but are being repaid using a combination of existing cash and borrowings from our WF credit agreement which matures March 29, 2017.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments thereto. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, during the third quarter of fiscal 2016, we will record a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from the WF credit agreement and $16.3 million of cash on hand to fund the purchase and pay the accrued interest. At September 30, 2015, we had $16.3 million of restricted cash deposited in a Wells Fargo controlled account to repay the 3.50% notes and related interest.

NOTE 8: RESTRUCTURING CHARGES
The types of restructuring expense for the three and six months ended September 30, 2015 and September 30, 2014 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Severance and benefits	$155	$(20)	$227	$105
Facilities	232	647	418	1,374
Other	—	(3)	—	10
Total	$387	$624	$645	$1,489

For the second quarter of fiscal 2016, restructuring charges were largely due to facilities costs incurred as a result of a change in the estimate of lease payments for our facilities in the U.S. Additionally, for the first six months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S. For the second quarter and first six months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

Accrued Restructuring
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2015
	Severance and Benefits	Facilities	Total
Balance as of June 30, 2015	$102	$3,453	$3,555
Restructuring costs	120	95	215
Adjustment of prior estimates	35	137	172
Cash payments	—	(1,113)	(1,113)
Balance as of September 30, 2015	$257	$2,572	$2,829

	Six Months Ended September 30, 2015
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2015	$189	$4,657	$4,846
Restructuring costs	223	394	617
Adjustment of prior estimates	4	24	28
Cash payments	(159)	(2,546)	(2,705)
Other non-cash	—	43	43
Balance as of September 30, 2015	$257	$2,572	$2,829

	As of September 30, 2015
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$122	$1,746	$1,868
October 2016 through December 2021	135	826	961
	$257	$2,572	$2,829

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Share-based compensation:
Cost of revenue	$331	$333	$693	$747
Research and development	492	603	1,041	1,383
Sales and marketing	839	887	1,709	1,797
General and administrative	785	846	1,657	1,810
	$2,447	$2,669	$5,100	$5,737
Share-based compensation by type of award:
Stock options	$—	$154	$2	$311
Restricted stock	2,167	2,315	4,597	5,013
Stock purchase plan	280	200	501	413
	$2,447	$2,669	$5,100	$5,737
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the second quarter or first six months of fiscal 2016 or 2015. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of 2016 were $1.63 and $1.64 per share, respectively. The weighted-average grant date fair value of RSUs granted during the second quarter and first six months of fiscal 2015 was $1.25 per share.

During the second quarter of fiscal 2015, we granted 2.4 million RSUs with performance conditions (“2015 performance RSUs”), and the total fair value of 2015 performance RSUs at the grant date was $3.0 million. These RSUs became eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2015. During the second quarter and first six months of fiscal 2016, shared-based compensation expense of $0.1 million and $0.2 million, respectively, was recognized for 2015 performance RSUs. During the second quarter and first six months of fiscal 2015, share-based compensation expense for these RSUs was immaterial.

During the second quarter of fiscal 2016, we granted 1.5 million RSUs with performance conditions (“2016 performance RSUs”), and the total fair value of 2016 performance RSUs at the grant date was $2.6 million. These RSUs will become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2016. Share-based compensation expense for 2016 performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of September 30, 2015, no share-based compensation expense was recognized for these performance RSUs.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2016 and fiscal 2015, respectively, was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2015 and 2014 were as follows:

	Three and Six Months Ended
	September 30, 2015	September 30, 2014
Option life (in years)	0.5	0.5
Risk-free interest rate	0.09%	0.06%
Stock price volatility	64.61%	32.19%
Weighted-average grant date fair value per share	$0.38	$0.30
Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	4,944	$1.47
Exercised	(252)	1.05
Forfeited	(5)	0.58
Expired	(176)	1.80
Outstanding as of September 30, 2015	4,511	$1.48	1.30	$10
Vested and expected to vest at September 30, 2015	4,511	$1.48	1.30	$10
Exercisable as of September 30, 2015	4,511	$1.48	1.30	$10

Restricted Stock Units
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2015	13,791	$1.34
Granted	6,542	1.64
Vested	(5,814)	1.46
Forfeited	(424)	1.39
Nonvested at September 30, 2015	14,095	$1.43

NOTE 10: INCOME TAXES
Income tax provisions for the second quarter and first six months of fiscal 2016 were $0.3 million and $0.7 million, respectively. Income tax provisions for the second quarter and first six months of fiscal 2015 were $0.4 million and $0.6 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 11: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income (loss)	$(11,227)	$1,248	$(21,982)	$(3,076)

Denominator:
Weighted average shares:
Basic	263,058	254,760	260,766	252,724
Dilutive shares from stock plans	—	2,819	—	—
Diluted	263,058	257,579	260,766	252,724

Basic and diluted net income (loss) per share	$(0.04)	$0.00	$(0.08)	$(0.01)

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For the second quarter and first six months of fiscal 2016 and 2015, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes were excluded. For the second quarter of fiscal 2016 and 2015, $0.9 million of related interest expense was excluded. For the first six months of fiscal 2016 and 2015, $1.8 million of related interest expense was excluded.

•
For the second quarter and first six months of fiscal 2016, 19.3 million weighted average shares related to our 3.50% convertible subordinated notes were excluded. For the second quarter and first six months of fiscal 2015, 30.9 million weighted average shares related to these notes were excluded. For the second quarter and first six months of fiscal 2016, $0.9 million and $1.8 million, respectively, of related interest expense was excluded. For the second quarter and first six months of fiscal 2015, $1.4 million and $2.8 million of related interest expense was excluded.

•
For the second quarter and first six months of fiscal 2016, options to purchase 4.6 million and 4.7 million, respectively, weighted average shares were excluded. For the second quarter and first six months of fiscal 2015, options to purchase 2.3 million and 7.0 million, respectively, weighted average shares were excluded.

•
For the second quarter and first six months of fiscal 2016, unvested RSUs of 12.1 million and 12.6 million, respectively, weighted average shares were excluded. For the second quarter and first six months of fiscal 2015, unvested RSUs of 0.2 million and 12.0 million, respectively, weighted average shares were excluded.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the second quarter of fiscal 2016, we negotiated a five year extension of an operating lease on a building in Irvine, California, which increased our future minimum lease payments under non-cancelable lease agreements by $3.7 million.

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2015 and March 31, 2015, we had issued non-cancelable commitments for $27.5 million and $46.0 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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

NOTE 13: SUBSEQUENT EVENT
On November 6, 2015, we approved a plan to eliminate approximately 65 positions and reduce other expenses to improve our cost structure in order to align spending with revenue expectations. These actions are expected to be completed by March 31, 2016, with the majority occurring by December 31, 2015. The costs associated with these actions consist of one-time termination benefits. Our preliminary estimate of these costs is approximately $2 million, substantially all of which will result in future cash expenditures.
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
OVERVIEW
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® software, StorNext appliances, which include StorNext disk storage and StorNext-related tape storage, StorNext Pro™ Solutions, Lattus®™ extended online storage systems and Q-Cloud®™ Archive and are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
Our goal for fiscal 2016 is to continue to focus on growing scale-out storage revenue, leveraging our data protection install base and infrastructure and increasing overall profitability to deliver shareholder value. We are focused on expanding our scale-out storage footprint in key vertical markets and use cases, which include video production, surveillance and intelligence and technical applications, on investing in new solutions and dedicating specialized resources to capitalize on the opportunities, and leveraging our broader sales force for market coverage and customer relationships. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profit and cash from our data protection offerings.

During the second quarter of fiscal 2016, the storage market continued to undergo significant change, and the overall environment remained challenging, but we continued to gain traction in scale-out storage markets and use cases beyond media and entertainment including video surveillance and technical applications. Building on our strength in tape automation, we announced enhancements to the Scalar i6000, including doubling drive density and adding web services management capabilities. We established a new partnership with Veeam to maximize data availability for virtual environments. Leveraging Veeam Backup & Replication software and our DXi, customers can restore files in seconds and virtual machines in minutes, while reducing both on-premise and disaster recovery site storage costs compared to traditional backup applications.
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, during the third quarter of fiscal 2016, we will record a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from the WF credit agreement and $16.3 million of cash on hand to fund the purchase and pay the accrued interest. We plan to repay the remaining $2.7 million balance of the 3.50% notes no later than maturity utilizing our line of credit. We believe our current cash, balance sheet resources and line of credit availability are sufficient to repay the remaining outstanding balance of the 3.50% notes and operate our business. For additional information regarding our 3.50% notes, refer to "Liquidity and Capital Resources."
Results
We had total revenue of $117.0 million in the second quarter of fiscal 2016, an $18.1 million decrease from the second quarter of fiscal 2015, primarily due to decreased revenue from data protection tape automation systems, disk backup systems, royalties and service, partially offset by an increase in revenue from scale-out storage solutions. Our branded product and service revenue decreased 10% from the second quarter of fiscal 2015 primarily due to decreased data protection tape automation and disk backup systems revenue, partially offset by increased scale-out storage solutions revenue. Revenue from branded scale-out storage solutions increased compared to the prior year in both North America and EMEA. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, reaching 90% in the second quarter of fiscal 2016, compared to 86% in the second quarter of fiscal 2015.
Our gross margin percentage decreased 620 basis points from the second quarter of fiscal 2015 to 39.6% primarily due to a combination of lower revenue and a decrease in material margin related to changes in our overall revenue mix. Higher margin service and royalty revenue decreased, and lower margin products comprised a higher portion of our product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting.
Operating expenses decreased $2.1 million, or 4% from the second quarter of fiscal 2015 primarily due to a decrease in compensation and benefits from recognition of a profit sharing bonus in fiscal 2015 and reduced staffing levels in our engineering operations. Commission expense also decreased on lower branded revenue. These decreases were partially offset by an increase in advertising and marketing expense.
Our operating results declined by $13.5 million, from $3.8 million in income from operations in the second quarter of fiscal 2015 to a loss from operations of $9.6 million in the second quarter of fiscal 2016. We used $2.3 million in cash from operations in the first six months of fiscal 2016 compared to $8.6 million of cash generated from operations in the first six months of fiscal 2015. Interest expense decreased by $0.5 million in the second quarter of fiscal 2016 as a result of the purchase of $50.0 million of aggregate principal amount of 3.50% notes in January 2015. We ended the quarter with $65.3 million in cash, cash equivalents and restricted cash.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Product revenue	$71,057	60.7%	$85,216	63.1%	$(14,159)	(16.6)%
Service revenue	37,247	31.8%	39,157	29.0%	(1,910)	(4.9)%
Royalty revenue	8,721	7.5%	10,733	7.9%	(2,012)	(18.7)%
Total revenue	$117,025	100.0%	$135,106	100.0%	$(18,081)	(13.4)%

	Six Months Ended
(Dollars in thousands)
	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Product revenue	$133,776	58.7%	$165,410	62.8%	$(31,634)	(19.1)%
Service revenue	75,186	33.0%	77,657	29.5%	(2,471)	(3.2)%
Royalty revenue	18,919	8.3%	20,167	7.7%	(1,248)	(6.2)%
Total revenue	$227,881	100.0%	$263,234	100.0%	$(35,353)	(13.4)%

Total revenue decreased from the second quarter of fiscal 2015 primarily due to decreased revenue from data protection tape automation systems, disk backup systems, royalties and service, partially offset by an increase in revenue from scale-out storage solutions. Total revenue decreased from the first six months of fiscal 2015 primarily due to reduced revenue from branded and OEM tape automation, disk backup systems and devices and media, partially offset by increased revenue from scale-out storage solutions.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for data protection tape products. Revenue from branded data protection products and services decreased $14.8 million, or 18%, from the second quarter of fiscal 2015 and $36.3 million, or 22%, from the first six months of fiscal 2015 largely due to decreases in tape automation systems, disk backup systems and media revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $4.4 million, or 17%, from the second quarter of fiscal 2015 and $14.2 million, or 33%, from the first six months of fiscal 2015 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances, which include StorNext disk storage and StorNext-related tape storage, StorNext Pro Solutions, Lattus extended online storage solutions and Q-Cloud Archive. In addition, OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $5.7 million from the second quarter of fiscal 2015 and $12.0 million from the first six months of fiscal 2015. Royalty revenue decreased primarily due to lower LTO media technology royalties during the second quarter and first six months of fiscal 2016.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $14.2 million and $31.6 million, respectively, in the second quarter and first six months of fiscal 2016 compared to the prior year periods. The decrease in product revenue for the second quarter of fiscal 2016 was primarily due to lower sales of branded and OEM tape automation systems and disk backup systems, partially offset by increased sales of scale-out storage solutions. The decrease in product revenue for the first six months of fiscal 2016 was largely due to lower sales of branded and OEM tape automation systems, media and disk backup systems, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products decreased 13% and 15%, respectively, and sales of products to our OEM customers decreased 34% and 37%, respectively, in the second quarter and first six months of fiscal 2016 compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)
	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Tape automation systems	$25,414	21.7%	$37,857	28.0%	$(12,443)	(32.9)%
Disk backup systems	9,874	8.4%	12,860	9.5%	(2,986)	(23.2)%
Devices and media	11,525	9.8%	12,993	9.6%	(1,468)	(11.3)%
Scale-out storage solutions	24,244	20.8%	21,506	16.0%	2,738	12.7%
Total product revenue	$71,057	60.7%	$85,216	63.1%	$(14,159)	(16.6)%

	Six Months Ended
(Dollars in thousands)
	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Tape automation systems	$46,036	20.2%	$75,763	28.8%	$(29,727)	(39.2)%
Disk backup systems	18,568	8.1%	22,671	8.6%	(4,103)	(18.1)%
Devices and media	22,429	9.8%	30,718	11.7%	(8,289)	(27.0)%
Scale-out storage solutions	46,743	20.6%	36,258	13.7%	10,485	28.9%
Total product revenue	$133,776	58.7%	$165,410	62.8%	$(31,634)	(19.1)%

Branded data protection tape automation revenue declined 32%, or $7.5 million, and 41%, or $19.6 million, respectively, compared to OEM tape automation revenue decreases of 34%, or $4.9 million, and 36%, or $10.1 million, respectively, in the second quarter and first six months of 2016 compared to the prior year periods. The decline in branded data protection tape automation revenue for both the second quarter and first six months of fiscal 2016 resulted from decreased sales in all product categories - enterprise, midrange, and entry-level systems, with decreases in enterprise systems accounting for the largest portion of the overall decline.
Revenue from disk backup systems decreased in the second quarter and first six months of 2016 compared to the prior year periods. During the second quarter and first six months of fiscal 2016, decreases in revenue from our midrange systems, enterprise systems and OEM deduplication software revenue were offset by increased sales of entry-level systems, driven by sales of DXi 4700.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during the second quarter and first six months of fiscal 2016 primarily due to lower media sales.

Our scale-out storage solutions revenue increased during the second quarter and first six months of fiscal 2016 compared to the prior year periods primarily due to increased sales of StorNext appliances, which include StorNext disk storage and StorNext-related tape storage. Increased revenue from StorNext appliances during the second quarter of fiscal 2016 was partially offset by decreased revenue from Lattus extended online storage.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the second quarter and first six months of fiscal 2016 due to decreased service revenue for our data protection products which was partially offset by increased revenue from branded service contracts for our StorNext appliances.
Royalty Revenue
Royalty revenue decreased compared to the second quarter and first six months of fiscal 2016 primarily due to lower LTO media royalties from LTO generations 1 through 5, offset by an increase in LTO 6.

Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2015	Gross margin %	September 30, 2014	Gross margin %	Change	Basis point change
Product gross margin	$17,984	25.3%	$29,623	34.8%	$(11,639)	(950)
Service gross margin	19,612	52.7%	21,573	55.1%	(1,961)	(240)
Royalty gross margin	8,721	100.0%	10,733	100.0%	(2,012)	—
Gross margin	$46,317	39.6%	$61,929	45.8%	$(15,612)	(620)

	Six Months Ended
(Dollars in thousands)	September 30, 2015	Gross margin %	September 30, 2014	Gross margin %	Change	Basis point change
Product gross margin	$33,739	25.2%	$54,909	33.2%	$(21,170)	(800)
Service gross margin	40,624	54.0%	42,379	54.6%	(1,755)	(60)
Royalty gross margin	18,919	100.0%	20,167	100.0%	(1,248)	—
Gross margin	$93,282	40.9%	$117,455	44.6%	$(24,173)	(370)

The decrease in gross margin percentage for the second quarter and first six months of fiscal 2016 compared to the prior year periods was primarily driven by decreased product revenue and a shift in revenue mix from higher margin products to lower margin products during the second quarter and first six months of fiscal 2016.
Product Margin
Product gross margin decreased 950 basis points and 800 basis points, respectively, during the second quarter and first six months of fiscal 2016 compared to the prior year periods. This decrease was the result of a combination of lower revenue and a decrease in material margin. The decrease in material margin was due to both a shift in revenue mix from higher margin products to lower margin products and increased discounting from overall pricing pressure in the storage market.
Service Margin
Service gross margin decreased 9%, or 240 basis points and 4%, or 60 basis points, respectively, in the second quarter and first six months of 2016 compared to the prior year periods. The decreased service margin percentage was primarily due to decreases in service revenue during the respective periods.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and related gross margin dollars decreased $2.0 million and $1.2 million, respectively, in the second quarter and first six months of fiscal 2016 compared to the prior year periods.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Research and development	$13,370	11.4%	$15,157	11.2%	$(1,787)	(11.8)%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Research and development	$26,693	11.7%	$29,711	11.3%	$(3,018)	(10.2)%
The decrease in research and development expense in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily due to decreases of $2.0 million and a $2.8 million, respectively, in compensation and benefits related to lower staffing levels and a recognition of a profit sharing bonus in fiscal 2015.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Sales and marketing	$28,043	24.0%	$28,218	20.9%	$(175)	(0.6)%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Sales and marketing	$55,648	24.4%	$55,923	21.2%	$(275)	(0.5)%
The small decrease in sales and marketing expense in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily the net result of decreases of $0.9 million and $2.8 million, respectively, in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015 and decreases of $0.9 million and $1.4 million, respectively, in commission expense due to lower branded product revenue, mostly offset by increases of $1.2 million and $2.2 million, respectively, in advertising and marketing expense and increases of $0.3 million and $0.3 million, respectively, in travel expenses. In addition, the decreases in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 were offset by a $0.6 million increase in sponsored employee activities from higher spending on sales-related meetings and a $0.3 million increase in compensation and benefits due to increased staffing levels.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
General and administrative	$14,136	12.1%	$14,085	10.4%	$51	0.4%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
General and administrative	$28,122	12.3%	$28,456	10.8%	$(334)	(1.2)%

The net small increase for the second quarter of fiscal 2016 and the net decrease for the first six months of fiscal 2016 in general and administrative expense compared to the prior year periods was largely due to a $0.7 million refund received for IT purchases in the second quarter of fiscal 2015, partially offset by decreases of $0.5 million and $0.6 million for the second quarter and first six months of fiscal 2016, respectively, in compensation and benefits due to recognition of a profit sharing bonus in fiscal 2015. In addition, software expense for the first six months of fiscal 2016 decreased $0.5 million due to software upgrade costs incurred in fiscal 2015.
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Restructuring charges	$387	0.3%	$624	0.5%	$(237)	(38.0)%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Restructuring charges	$645	0.3%	$1,489	0.6%	$(844)	(56.7)%

For the second quarter of fiscal 2016, restructuring charges were largely due to facilities costs incurred as a result of a change in the estimate of lease payments for our facilities in the U.S. Additionally, for the first six months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S. For the second quarter and first six months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

Gain on Sale of Assets

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Gain on sale of assets	$—	—%	$462	0.2%	$(462)	(100)%
The gain on sale of assets was primarily due to the sale of IP addresses in the first six months of fiscal 2015.
Other Income and Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Other income and expense	$714	0.6%	$215	0.2%	$499	232.1%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Other income and expense	$428	0.2%	$90	0.0%	$338	375.6%
The increase in other income and expense in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily due to $0.4 million and $0.3 million, respectively, of investment gains in private technology venture limited partnerships.
Interest Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Interest expense	$1,975	1.7%	$2,456	1.8%	$(481)	(19.6)%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of revenue	September 30, 2014	% of revenue	Change	% Change
Interest expense	$3,898	1.7%	$4,900	1.9%	$(1,002)	(20.4)%
The decrease in interest expense in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily due to the purchase of $50.0 million of aggregate principal amount of 3.50% convertible subordinated notes in January 2015.

Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2015	% of pre-tax loss	September 30, 2014	% of pre-tax income	Change	% Change
Income tax provision	$347	(3.2)%	$356	22.2%	$(9)	(2.5)%

	Six Months Ended
(Dollars in thousands)	September 30, 2015	% of pre-tax loss	September 30, 2014	% of pre-tax loss	Change	% Change
Income tax provision	$686	(3.2)%	$604	(24.4)%	$82	13.6%
The income tax provision for the second quarter and first six months of both fiscal 2016 and fiscal 2015 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
Cost of revenue	$48	$215	$(167)	(77.7)%
Sales and marketing	—	928	(928)	(100.0)%
	$48	$1,143	$(1,095)	(95.8)%

	Six Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
Cost of revenue	$185	$593	$(408)	(68.8)%
Sales and marketing	—	2,784	(2,784)	(100.0)%
	$185	$3,377	$(3,192)	(94.5)%

The decrease in intangible amortization in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily due to certain intangibles becoming fully amortized during fiscal 2015. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”

Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
Cost of revenue	$331	$333	$(2)	(0.6)%
Research and development	492	603	(111)	(18.4)%
Sales and marketing	839	887	(48)	(5.4)%
General and administrative	785	846	(61)	(7.2)%
	$2,447	$2,669	$(222)	(8.3)%

	Six Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
Cost of revenue	$693	$747	$(54)	(7.2)%
Research and development	1,041	1,383	(342)	(24.7)%
Sales and marketing	1,709	1,797	(88)	(4.9)%
General and administrative	1,657	1,810	(153)	(8.5)%
	$5,100	$5,737	$(637)	(11.1)%
The decrease in share-based compensation expense in the second quarter and first six months of fiscal 2016 compared to the second quarter and first six months of fiscal 2015 was primarily due to decreases of $0.2 million and $0.3 million, respectively, in stock options expense as options became fully vested early in the first quarter of fiscal 2016 and decreases of $0.1 million and $0.4 million, respectively, in the fair value of restricted stock units.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of September 30, 2015, we had $46.2 million of cash and cash equivalents, which is comprised of money market funds and cash deposits.
We continue to focus on improving our operating performance, including efforts to increase revenue and to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and contractual obligations and to sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should we be unable to meet our gross margin or expense objectives, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates.
As of September 30, 2015, we had $153.7 million of convertible subordinated debt outstanding (excluding unamortized debt issuance costs) in addition to a line of credit under a Wells Fargo credit agreement, inclusive of amendments (“WF credit agreement”). The $153.7 million of convertible subordinated debt was comprised of $83.7 million of 3.50% convertible subordinated notes due November 15, 2015 (“3.50% notes”) and $70 million of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). Both the 3.50% notes and the 4.50% notes have required semi-annual interest payments and have no early call provisions. Interest payments related to the 3.50% notes and 4.50% notes are paid on May 15 and November 15 of each year. We paid $1.5 million of interest on the 3.50% notes and $1.6 million of interest on the 4.50% notes in the first six months of fiscal 2016. At September 30, 2015, we had $74.0 million available for borrowing under the WF credit agreement and $16.3 million of restricted cash deposited in a Wells Fargo controlled account to repay the 3.50% notes and related interest.

On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, during the third quarter of fiscal 2016, we will record a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from the WF credit agreement and $16.3 million of cash on hand to fund the purchase and pay the accrued interest.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. We have letters of credit totaling $1.0 million, reducing the maximum amount available to borrow by this amount. After the October 5, 2015 private transaction, we have $7.9 million available to borrow under the WF credit agreement. We plan to use proceeds from the WF credit agreement to repay the remaining $2.7 million balance of the 3.50% notes no later than maturity so long as we have a fixed charge coverage ratio of at least 1.5, liquidity of at least $25 million and no default or event of default is continuing under the WF credit agreement on the date of repayment. The WF credit agreement matures March 29, 2017. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. As of September 30, 2015, and during the second quarter and first six months of fiscal 2016, we were in compliance with all covenants.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.
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
We have taken many actions in recent years and are continuing to take such actions to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:
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

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2015	September 30, 2014
Net loss	$(21,982)	$(3,076)
Net cash provided by (used in) operating activities	(2,345)	8,551
Net cash used in investing activities	(1,721)	(1,932)
Net cash used in financing activities	(17,641)	(654)
Six Months Ended September 30, 2015
The $19.6 million difference between net loss and net cash used in operating activities during the six months ended September 30, 2015 was primarily due to a $31.9 million decrease in accounts receivable and $12.4 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment, partially offset by a $16.4 million decrease in deferred revenue and a $10.9 million decrease in accrued compensation. The decrease in accounts receivable was due to lower revenue in the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015 and the timing of cash collections. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters. The decrease in accrued compensation was primarily due to payment of a profit sharing bonus accrued in fiscal 2015 and a lower commission accrual related to lower branded revenue.
Cash used in investing activities was primarily due to $1.6 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for product development, IT servers and firewall upgrades and leasehold improvements in our Colorado Springs facility.
Cash used in financing activities was primarily due to the transfer of $16.3 million from cash to restricted cash that was required by our WF credit agreement to be held in a Wells Fargo controlled account to repay the 3.50% notes.
Six Months Ended September 30, 2014
The $11.6 million difference between net loss and net cash provided by operating activities during the six months ended September 30, 2014 was primarily due to $16.2 million in non-cash items, the largest of which were share-based compensation, depreciation, amortization and service parts lower of cost or market adjustment. In addition, we had an $8.7 million decrease in accounts receivable, which was offset by an $11.9 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to decreased service contract invoicing in the second quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. The decrease in deferred revenue was largely due to a typical seasonal decline in service contract volumes.

Cash used in investing activities reflects $1.9 million of property and equipment purchases and $0.5 million of cash paid for our acquisition of Symform, Inc. Equipment purchases were primarily for engineering equipment for product development and permanent demo units.

Off Balance Sheet Arrangements

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. We also have equipment leases for computers and other office equipment. During the second quarter of fiscal 2016, we negotiated a five year extension of an operating lease on a building in Irvine, California, which increased our future minimum lease payments under non-cancelable lease agreements by $3.7 million.

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2015 and March 31, 2015, we had issued non-cancelable commitments for $27.5 million and $46.0 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Accrued restructuring

As of September 30, 2015, we had $2.8 million of accrued restructuring primarily composed of $2.6 million in accrued facility restructuring, which is net of estimated sublease amounts. Payments for the accrued facility restructuring will be made monthly in accordance with the respective facility lease terms, which continue through December 2021.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 12, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the second quarter and first six months of fiscal 2016. During the second quarter and first six months of fiscal 2016, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
We had no outstanding borrowings under the WF credit agreement during the first six months of fiscal 2016 and our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense in the first six months of fiscal 2016.
Interest accrues on the line of credit borrowing at LIBOR plus a margin of 2.0%. The interest rate on the line of credit borrowing is locked for three months at 2.34%, expiring on December 31, 2015. For a further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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

We have significant indebtedness, which imposes upon us debt service obligations, and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations and overall operating results to meet these debt obligations or remain in compliance with the covenants, our business, financial condition and operating results could be materially and adversely affected.
Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and operating results to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As a result of our indebtedness:

•
Our ability to invest in the growth areas of our business is constrained by the financial covenants contained in our credit agreement, which require us to maintain a minimum fixed charge coverage ratio and liquidity levels;

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

Our credit facility agreement contains restrictive covenants that require us to comply with and maintain certain liquidity levels and a minimum fixed charge coverage ratio, as well as restrict our ability, subject to certain thresholds, to:

•	Incur debt;

•	Incur liens;

•	Make acquisitions of businesses or entities or sell certain assets;

•	Make investments, including loans, guarantees and advances;

•	Engage in transactions with affiliates;

•	Pay dividends or engage in stock repurchases; and

•	Enter into certain restrictive agreements.

The recent weakness we’ve seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. We have taken steps and are making changes to our business designed to ensure that our operating results are sufficient to meet these covenants, but if are not successful in implementing these changes or our results turn out to be lower than expected, we may violate a covenant, which could result in a default under our credit facility agreement.

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
In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. We could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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
Technological developments and competition over the years in the tape automation market and in the storage market in general has resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and less pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies than in prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. However, certain of our costs are fixed in the short term, so we may not be able to offset price decreases or reductions in demand sufficiently to maintain our profitability. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.
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
Our products may contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and operating results. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and operating results.
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
Additionally, over the last several years, we made certain changes in our strategic direction focusing on key technology segments. As part of this change in focus, we reduced costs of revenue and other operating expenses. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the company could adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees.
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
We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. We have been required to record material goodwill impairment charges in the past. The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our financial results and stock price. We have taken steps and are making changes to our business to improve our operating results, but if we are not successful in implementing these changes or our results turn out to be lower than expected, we may be required to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result of any impairment charge, our operating results could be materially and adversely affected.

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

As a result of our global manufacturing and sales operations, we are subject to a variety of risks related to our business outside of the U.S., any of which could, individually or in the aggregate, have a material adverse effect on our business.
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
We may not be able to control the costs for the products our business partners manufacture for us or the services they provide to us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We could be responsible for the financial impact on the contract manufacturer, supplier or service provider of any reduction or product mix shift in the forecast relative to materials that they had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay them for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and operating losses based on these purchase commitments. With respect to service providers, although we have contracts for most of our third party repair service vendors; the contract period may not be the same as the underlying service contract with our customer. In such cases, we face risks that the third party service provider may increase the cost of providing services over subsequent periods contracted with our customer.

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
Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions and have increased our reliance on certain third party business relationships. Our inability to successfully manage the changes that we implement and detect and address issues as they arise could disrupt our business and adversely impact our results of operations and financial condition.
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
It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business.
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
We received notification from the NYSE on October 2, 2015 that we are not in compliance with the NYSE’s continued listing standard requiring that our stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days.  Under the NYSE rules, we have until April 4, 2016 to comply with the listing standard, unless we determine that, to cure the deficiency, we must take action requiring shareholder approval, in which case we have until the next annual shareholder meeting. We have a plan in place that we believe will allow us to address the average stock price deficiency within the required period.  If we are unable to regain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB.  Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE.  In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares.  The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
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

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: November 6, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Seventh Amendment to Credit Agreement, dated August 7, 2015, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed on August 13, 2015).

10.2	Form of Amended and Restated Change of Control Agreement between Registrant and each of Registrant’s Executive Officers*
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

‡       Filed herewith.
†       Furnished herewith.
* Indicates management contract or compensatory plan, contract or arrangement.