Form 10-Q
period 2015-12-31
QUANTUM CORP /DE/
filed 2016-02-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on January 29, 2016, there were 264,233,646 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,919	$67,948
Restricted cash	2,763	2,621
Accounts receivable, net of allowance for doubtful accounts of $22 and $27, respectively	101,269	124,159
Manufacturing inventories	33,569	50,274
Service parts inventories	22,367	24,640
Other current assets	11,578	11,942
Total current assets	204,465	281,584
Long-term assets:
Property and equipment, less accumulated depreciation	13,893	14,653
Intangible assets, less accumulated amortization	498	731
Goodwill	55,613	55,613
Other long-term assets	3,732	4,577
Total long-term assets	73,736	75,574
	$278,201	$357,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,666	$54,367
Accrued warranty	3,422	4,219
Deferred revenue, current	86,416	95,899
Accrued restructuring charges, current	1,757	3,855
Convertible subordinated debt, current, net of unamortized debt issuance costs of
$390 at March 31, 2015	—	83,345
Accrued compensation	24,680	35,414
Other accrued liabilities	13,317	20,740
Total current liabilities	171,258	297,839
Long-term liabilities:
Deferred revenue, long-term	34,182	39,532
Accrued restructuring charges, long-term	831	991
Long-term debt	68,920	—
Convertible subordinated debt, long-term, net of unamortized debt issuance costs of
$862 and $1,207, respectively	69,138	68,793
Other long-term liabilities	10,738	10,441
Total long-term liabilities	183,809	119,757
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 264,140 and 258,208
shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	2,641	2,582
Capital in excess of par	462,351	456,411
Accumulated deficit	(545,592)	(523,311)
Accumulated other comprehensive income	3,734	3,880
Total stockholders’ deficit	(76,866)	(60,438)
	$278,201	$357,158
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Product revenue	$79,672	$92,166	$213,448	$257,576
Service revenue	37,099	39,191	112,285	116,848
Royalty revenue	11,277	10,706	30,196	30,873
Total revenue	128,048	142,063	355,929	405,297
Cost of product revenue	56,323	59,772	156,360	170,273
Cost of service revenue	15,028	17,224	49,590	52,502
Total cost of revenue	71,351	76,996	205,950	222,775
Gross margin	56,697	65,067	149,979	182,522
Operating expenses:
Research and development	11,148	13,969	37,841	43,680
Sales and marketing	28,212	27,494	83,860	83,417
General and administrative	13,488	13,815	41,610	42,271
Restructuring charges	1,895	187	2,540	1,676
Total operating expenses	54,743	55,465	165,851	171,044
Gain on sale of assets	—	—	—	462
Income (loss) from operations	1,954	9,602	(15,872)	11,940
Other income and expense	(22)	125	406	215
Interest expense	(1,406)	(2,460)	(5,304)	(7,360)
Loss on debt extinguishment	(394)	—	(394)	—
Income (loss) before income taxes	132	7,267	(21,164)	4,795
Income tax provision	431	336	1,117	940
Net income (loss)	$(299)	$6,931	$(22,281)	$3,855

Basic net income (loss) per share	$ (0.00)	$0.03	$(0.09)	$0.02
Diluted net income (loss) per share	$ (0.00)	$0.03	$(0.09)	$0.01

Weighted average shares:
Basic	264,003	255,860	261,849	253,773
Diluted	264,003	302,855	261,849	257,807

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income (loss)	$(299)	$6,931	$(22,281)	$3,855
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(244)	(969)	(143)	(2,061)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(124)	148	(3)	431
Total other comprehensive loss	(368)	(821)	(146)	(1,630)
Total comprehensive income (loss)	$(667)	$6,110	$(22,427)	$2,225

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(22,281)	$3,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,945	6,364
Amortization of intangible assets	233	3,537
Amortization and write-off of debt issuance costs	894	1,246
Service parts lower of cost or market adjustment	4,640	2,690
Gain on sale of assets	—	(462)
Deferred income taxes	(1)	(11)
Share-based compensation	7,339	8,655
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	22,890	(9,023)
Manufacturing inventories	13,503	(6,145)
Service parts inventories	(547)	(686)
Accounts payable	(12,708)	9,325
Accrued warranty	(797)	(1,328)
Deferred revenue	(14,833)	(8,928)
Accrued restructuring charges	(2,258)	(2,197)
Accrued compensation	(10,711)	6,774
Other assets and liabilities	(6,222)	(2,549)
Net cash provided by (used in) operating activities	(15,914)	11,117
Cash flows from investing activities:
Purchases of property and equipment	(2,800)	(2,882)
Proceeds from sale of assets	—	462
Change in restricted cash	(142)	(139)
Purchases of other investments	—	(22)
Return of principal from other investments	—	104
Payment for business acquisition, net of cash acquired	—	(517)
Net cash used in investing activities	(2,942)	(2,994)
Cash flows from financing activities:
Borrowings of long-term debt, net	68,920	—
Repayments of convertible subordinated debt	(83,735)	—
Payment of taxes due upon vesting of restricted stock	(3,112)	(2,212)
Proceeds from issuance of common stock	1,772	2,060
Net cash used in financing activities	(16,155)	(152)
Effect of exchange rate changes on cash and cash equivalents	(18)	(113)
Net increase (decrease) in cash and cash equivalents	(35,029)	7,858
Cash and cash equivalents at beginning of period	67,948	99,125
Cash and cash equivalents at end of period	$32,919	$106,983
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$430	$90
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
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03, which does not address for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-15 in the second quarter of fiscal 2016 and present debt issuance costs related to our line-of-credit arrangements as an asset. Adoption did not impact our statements of financial position or results of operations.
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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial positions. ASU 2015-17 will become effective for us beginning April 1, 2017, or fiscal 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments. ASU 2016-01 will become effective for us beginning April 1, 2018, or fiscal 2019. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.
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

NOTE 3: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	December 31, 2015	March 31, 2015
Money market funds	$6,241	$34,278
We did not record impairments to any non-financial assets in the third quarter or first nine months of fiscal 2016 or 2015. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at December 31, 2015 and convertible subordinated debt at March 31, 2015. The carrying value and fair value of our subordinated debt and our long-term debt were as follows (in thousands):

	As of
	December 31, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$69,138	$64,197	$152,138	$166,551
Long-term debt (2)	$68,920	$68,882	$—	$—

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2)

NOTE 4: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	December 31, 2015	March 31, 2015
Manufacturing inventories:
Finished goods	$18,969	$28,022
Work in process	84	58
Materials and purchased parts	14,516	22,194
	$33,569	$50,274

	As of
	December 31, 2015	March 31, 2015
Service parts inventories:
Finished goods	$16,968	$18,143
Component parts	5,399	6,497
	$22,367	$24,640

NOTE 5: INTANGIBLE ASSETS AND GOODWILL
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the third quarter or first nine months of fiscal 2016 or 2015. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	December 31, 2015			March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$179,992	$(179,494)	$498	$179,992	$(179,261)	$731
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	66,219	(66,219)	—	66,219	(66,219)	—
	$250,111	$(249,613)	$498	$250,111	$(249,380)	$731

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. There were no changes to goodwill balances during the third quarter or first nine months of fiscal 2016. The following table provides a summary of the goodwill balance at both December 31, 2015 and March 31, 2015 (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance	$394,613	$(339,000)	$55,613

NOTE 6: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Beginning balance	$3,473	$5,290	$4,219	$6,116
Additional warranties issued	1,550	1,596	4,680	4,843
Adjustments for warranties issued in prior fiscal years	228	(319)	159	(179)
Settlements	(1,829)	(1,779)	(5,636)	(5,992)
Ending balance	$3,422	$4,788	$3,422	$4,788
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
NOTE 7: DEBT
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of our 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from our credit agreement with Wells Fargo ("WF credit agreement") and $16.3 million of restricted cash to fund the purchase and pay the accrued interest. On November 15, 2015, we paid and purchased the remaining $2.8 million 3.50% notes and funded this payment using proceeds from the WF credit agreement.
On August 7, 2015, the WF credit agreement was amended to modify the maturity date, increase the amount of foreign accounts receivable and intellectual property assets included in our borrowing base and add an additional liquidity covenant.
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility, which matures March 29, 2017. As of December 31, 2015, we had a $68.9 million outstanding balance on the line of credit at a weighted average interest rate of 3.24%. In addition, we have letters of credit totaling $1.0 million, reducing the amount available to borrow to $5.1 million at December 31, 2015. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. As of December 31, 2015, and during the third quarter and first nine months of fiscal 2016, we were in compliance with all covenants.

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
NOTE 8: RESTRUCTURING CHARGES
Fiscal 2016 Restructuring Plan
In November 2015, we approved a plan ("Fiscal 2016 Restructuring Plan") to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions, in order to improve our cost structure and align spending with continuing operations plans. These actions are expected to be completed by March 31, 2016, with the majority having occured by December 31, 2015. The costs associated with these actions consist of restructuring charges related to severance and benefits. We expect to incur aggregate restructuring charges of approximately $2.0 million under this plan. For the third quarter and first nine months of fiscal 2016, we incurred $1.7 million of restructuring charges under this plan, of which $1.2 million was paid. The ending balance for accrued restructuring charges for the Fiscal 2016 Restructuring Plan is $0.5 million as of December 31, 2015.

Summary of Restructuring Expense
The types of restructuring expense for the three and nine months ended December 31, 2015 and December 31, 2014 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Severance and benefits	$1,685	$279	$1,912	$384
Facilities	210	(92)	628	1,282
Other	—	—	—	10
Total	$1,895	$187	$2,540	$1,676

For the third quarter and first nine months of fiscal 2016, restructuring charges were largely due to $1.7 million of severance and benefits costs incurred as a result of the Fiscal 2016 Restructuring Plan. Additionally, for the first nine months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.
For the first nine months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

Accrued Restructuring
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2015
	Severance and Benefits	Facilities	Total
Balance as of September 30, 2015	$257	$2,572	$2,829
Restructuring costs	1,690	210	1,900
Adjustment of prior estimates	(5)	—	(5)
Cash payments	(1,171)	(1,022)	(2,193)
Other non-cash	—	57	57
Balance as of December 31, 2015	$771	$1,817	$2,588

	Nine Months Ended December 31, 2015
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2015	$189	$4,657	$4,846
Restructuring costs	1,913	604	2,517
Adjustment of prior estimates	(1)	24	23
Cash payments	(1,330)	(3,568)	(4,898)
Other non-cash	—	100	100
Balance as of December 31, 2015	$771	$1,817	$2,588

	As of December 31, 2015
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$639	$1,118	$1,757
January 2017 through December 2021	132	699	831
	$771	$1,817	$2,588

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Share-based compensation:
Cost of revenue	$313	$362	$1,006	$1,109
Research and development	488	600	1,529	1,983
Sales and marketing	658	830	2,367	2,627
General and administrative	780	1,126	2,437	2,936
	$2,239	$2,918	$7,339	$8,655
Share-based compensation by type of award:
Stock options	$—	$153	$2	$464
Restricted stock	1,955	2,584	6,552	7,597
Stock purchase plan	284	181	785	594
	$2,239	$2,918	$7,339	$8,655
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the third quarter or first nine months of fiscal 2016 or 2015. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of 2016 were $0.82 and $1.64 per share, respectively. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2015 were $1.13 and $1.24 per share, respectively.

During the second quarter of fiscal 2015, we granted 2.4 million RSUs with performance conditions (“2015 performance RSUs”) and the total fair value of 2015 performance RSUs at the grant date was $3.0 million. These RSUs became eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2015. During the third quarter and first nine months of fiscal 2016, shared-based compensation expense of less than $0.1 million and $0.2 million, respectively, was recognized for 2015 performance RSUs. During the third quarter and first nine months of fiscal 2015, share-based compensation expense of $0.2 million was recognized for these RSUs.

During the second quarter of fiscal 2016, we granted 1.5 million RSUs with performance conditions (“2016 performance RSUs”) and the total fair value of 2016 performance RSUs at the grant date was $2.6 million. These RSUs will become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of fiscal 2016. Share-based compensation expense for 2016 performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of December 31, 2015, no share-based compensation expense was recognized for these performance RSUs.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2016 and fiscal 2015, respectively, was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2015 and 2014 were as follows:

	Nine Months Ended
	December 31, 2015	December 31, 2014
Option life (in years)	0.5	0.5
Risk-free interest rate	0.09%	0.06%
Stock price volatility	64.61%	32.19%
Weighted-average grant date fair value per share	$0.38	$0.30
Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	4,944	$1.47
Exercised	(294)	1.01
Forfeited	(45)	0.94
Expired	(188)	1.74
Outstanding as of December 31, 2015	4,417	$1.49	1.04	$13
Vested and expected to vest at December 31, 2015	4,417	$1.49	1.04	$13
Exercisable as of December 31, 2015	4,417	$1.49	1.04	$13

Restricted Stock Units
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2015	13,791	$1.34
Granted	6,574	1.64
Vested	(6,033)	1.45
Forfeited	(983)	1.37
Nonvested at December 31, 2015	13,349	$1.44

NOTE 10: INCOME TAXES
Income tax provisions for the third quarter and first nine months of fiscal 2016 were $0.4 million and $1.1 million, respectively. Income tax provisions for the third quarter and first nine months of fiscal 2015 were $0.3 million and $0.9 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 11: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Numerator:
Net income (loss)	$(299)	$6,931	$(22,281)	$3,855
Adjustment for interest expense on convertible subordinated notes, net of taxes	—	902	—	—
Income (loss) for purposes of computing income (loss) per diluted share	$(299)	$7,833	$(22,281)	$3,855

Denominator:
Weighted average shares:
Basic	264,003	255,860	261,849	253,773
Dilutive shares from stock plans	—	4,493	—	4,034
Dilutive shares from convertible subordinated notes	—	42,502	—	—
Diluted	264,003	302,855	261,849	257,807

Basic net income (loss) per share	$ (0.00)	$0.03	$(0.09)	$0.02
Diluted net income (loss) per share	$ (0.00)	$0.03	$(0.09)	$0.01

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For the third quarter of fiscal 2016 and first nine months of fiscal 2016 and 2015, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes were excluded. For the third quarter of fiscal 2016, $0.9 million of related interest expense was excluded. For the first nine months of fiscal 2016 and 2015, $2.7 million of related interest expense was excluded.

•
For the third quarter and first nine months of fiscal 2016, 1.3 million and 13.3 million, respectively, weighted average shares related to our 3.50% convertible subordinated notes were excluded. For the third quarter and first nine months of fiscal 2015, 30.9 million weighted average shares related to these notes were excluded. For the third quarter and first nine months of fiscal 2016, $0.1 million and $1.8 million, respectively, of related interest expense was excluded. For the third quarter and first nine months of fiscal 2015, $1.4 million and $4.3 million, respectively, of related interest expense was excluded.

•
For the third quarter and first nine months of fiscal 2016, options to purchase 4.4 million and 4.6 million, respectively, weighted average shares were excluded. For the third quarter and first nine months of fiscal 2015, options to purchase 1.8 million and 2.6 million, respectively, weighted average shares were excluded.

•
For the third quarter and first nine months of fiscal 2016, unvested RSUs of 12.0 million and 12.4 million, respectively, weighted average shares were excluded. For the third quarter and first nine months of fiscal 2015, unvested RSUs of 0.1 million weighted average shares were excluded.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the second quarter of fiscal 2016, we negotiated a five year extension of an operating lease on a building in Irvine, California, which increased our future minimum lease payments under non-cancelable lease agreements by $3.7 million.

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2015 and March 31, 2015, we had issued non-cancelable commitments for $37.0 million and $46.0 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review was initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. On January 29, 2016 the Patent Trial and Appeal Board issued decisions on the Inter Partes Reviews for U.S. 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable.  The decision for U.S. 7,934,041 is expected prior to March 17, 2016. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412 by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849. On November 23, 2015, we dismissed the lawsuit alleging patent infringement of U.S. Pat. No. 6,766,412 pursuant to a confidential settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENT
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including increasing market share and shareholder value, continuing to add customers and increasing revenue and delivering on operating profit goals; (2) our expectations and beliefs regarding the storage market and the other markets in which we compete; (3) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (4) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (5) our expectations regarding our ongoing efforts to control our cost structure; (6) our expectations regarding the outcome of any litigation in which we are involved; and (7) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
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
Our goal for fiscal 2016 is to increase shareholder value by growing our scale-out storage revenue and investing to drive future scale-out growth while also delivering on our operating profit goals. We continue to focus on building our momentum in three main broad categories of scale-out storage: media and entertainment, intelligence and surveillance and technical applications. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.
This fiscal year, our data protection revenues have been impacted by overall weakness in general storage market, and during the third quarter of fiscal 2016, we took a series of actions to reduce our cost structure without impacting our scale-out revenue growth. During the third quarter of fiscal 2016, we added XcellisTM workflow storage in our scale-out storage portfolio, which is a high performance storage solution engineered to optimize demanding workflows and accelerate time to insight. We also expanded Q-Cloud offerings with the launch of Q-Cloud Vault, a new service that enables users to take advantage of secure, low-cost public cloud storage for long-term retention of digital assets. We began offering LTO-7 to our tiered storage portfolio, more than doubling the capacity over previous generations and enabling low-cost, energy-efficient and secure storage for protecting and retaining data.

On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of our 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from our credit agreement with Wells Fargo ("WF credit agreement") and $16.3 million of restricted cash to fund the purchase and pay the accrued interest. On November 15, 2015, we paid and purchased the remaining $2.8 million 3.50% notes and funded this payment using proceeds from the WF credit agreement.
In November 2015, we approved a plan ("Fiscal 2016 Restructuring Plan") to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions, in order to improve our cost structure and align spending with continuing operations plans. These actions are expected to be completed by March 31, 2016, with the majority having occurred by December 31, 2015.
Results
We had total revenue of $128.0 million in the third quarter of fiscal 2016, a $14.0 million decrease from the third quarter of fiscal 2015, primarily due to decreased revenue from data protection tape automation systems, disk backup systems, media and service, partially offset by an increase in revenue from scale-out storage solutions. These factors also resulted in a net 11% decrease in our branded product and service revenue from the third quarter of fiscal 2015. Revenue from branded scale-out storage solutions increased compared to the prior year in both North America and EMEA. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, reaching 89% in the third quarter of fiscal 2016, compared to 88% in the third quarter of fiscal 2015.
Our gross margin percentage decreased 150 basis points from the third quarter of fiscal 2015 to 44.3% primarily due to a combination of lower revenue and a decrease in material margin related to changes in our overall revenue mix. Higher margin service revenue decreased, and lower margin products comprised a higher portion of our product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting.
Operating expenses decreased $0.7 million, or 1%, from the third quarter of fiscal 2015 primarily due to a decrease in compensation and benefits largely attributable to recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016 and a decrease in commission expense on lower branded revenue. These decreases were partially offset by increases in restructuring charges and advertising and marketing expense.
Our operating income declined by $7.6 million, from $9.6 million in the third quarter of fiscal 2015 to $2.0 million in the third quarter of fiscal 2016. We used $15.9 million in cash from operations in the first nine months of fiscal 2016 compared to $11.1 million of cash generated from operations in the first nine months of fiscal 2015. Interest expense decreased by $1.1 million in the third quarter of fiscal 2016 primarily as a result of payments of $50.0 million and $83.7 million, respectively, of aggregate principal amount of 3.50% notes during the fourth quarter of fiscal 2015 and third quarter of fiscal 2016, respectively. We ended the quarter with $35.7 million in cash, cash equivalents and restricted cash.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Product revenue	$79,672	62.2%	$92,166	64.9%	$(12,494)	(13.6)%
Service revenue	37,099	29.0%	39,191	27.6%	(2,092)	(5.3)%
Royalty revenue	11,277	8.8%	10,706	7.5%	571	5.3%
Total revenue	$128,048	100.0%	$142,063	100.0%	$(14,015)	(9.9)%

	Nine Months Ended
(Dollars in thousands)
	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Product revenue	$213,448	60.0%	$257,576	63.6%	$(44,128)	(17.1)%
Service revenue	112,285	31.5%	116,848	28.8%	(4,563)	(3.9)%
Royalty revenue	30,196	8.5%	30,873	7.6%	(677)	(2.2)%
Total revenue	$355,929	100.0%	$405,297	100.0%	$(49,368)	(12.2)%

Total revenue decreased from the third quarter of fiscal 2015 primarily due to decreased revenue from branded tape automation systems, media, disk backup systems and service, partially offset by an increase in revenue from scale-out storage solutions. Total revenue decreased from the first nine months of fiscal 2015 primarily due to reduced revenue from branded and OEM tape automation systems, media, service and disk backup systems, partially offset by increased revenue from scale-out storage solutions.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for data protection tape products. Revenue from branded data protection products and services decreased $21.1 million, or 24%, from the third quarter of fiscal 2015 and $57.4 million, or 22%, from the first nine months of fiscal 2015 largely due to decreases in tape automation systems, media, service and disk backup systems revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $8.6 million, or 32%, from the third quarter of fiscal 2015 and $22.8 million, or 32%, from the first nine months of fiscal 2015 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances, which include StorNext disk storage and StorNext-related tape storage, StorNext Pro Solutions, Lattus extended online storage solutions and data center archive solutions. In addition, OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $2.1 million from the third quarter of fiscal 2015 and $14.1 million from the first nine months of fiscal 2015. Royalty revenue increased during the third quarter of fiscal 2016 primarily due to higher software royalty revenue and higher LTO media technology royalties. Royalty revenue decreased for the first nine months of fiscal 2016 primarily due to lower LTO media technology royalties.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $12.5 million and $44.1 million, respectively, in the third quarter and first nine months of fiscal 2016 compared to the prior year periods. The decrease in product revenue for the third quarter of fiscal 2016 was primarily due to lower sales of branded tape automation systems, media and disk backup systems, partially offset by increased sales of scale-out storage solutions. The decrease in product revenue for the first nine months of fiscal 2016 was largely due to lower sales of branded and OEM tape automation systems, media and disk backup systems, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products decreased 14% and 15%, respectively, and sales of products to our OEM customers decreased 13% and 29%, respectively, in the third quarter and first nine months of fiscal 2016 compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)
	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Tape automation systems	$28,304	22.1%	$40,497	28.5%	$(12,193)	(30.1)%
Disk backup systems	11,353	8.9%	15,396	10.8%	(4,043)	(26.3)%
Devices and media	10,210	8.0%	13,454	9.5%	(3,244)	(24.1)%
Scale-out storage solutions	29,805	23.2%	22,819	16.1%	6,986	30.6%
Total product revenue	$79,672	62.2%	$92,166	64.9%	$(12,494)	(13.6)%

	Nine Months Ended
(Dollars in thousands)
	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Tape automation systems	$74,340	20.9%	$116,260	28.7%	$(41,920)	(36.1)%
Disk backup systems	29,921	8.4%	38,067	9.4%	(8,146)	(21.4)%
Devices and media	32,639	9.2%	44,172	10.9%	(11,533)	(26.1)%
Scale-out storage solutions	76,548	21.5%	59,077	14.6%	17,471	29.6%
Total product revenue	$213,448	60.0%	$257,576	63.6%	$(44,128)	(17.1)%

Branded data protection tape automation revenue declined 41%, or $11.3 million, and 41%, or $30.9 million, respectively, compared to OEM tape automation revenue decreases of 7%, or $0.9 million, and 27%, or $11.0 million, respectively, in the third quarter and first nine months of 2016 compared to the prior year periods. The decline in branded data protection tape automation revenue for both the third quarter and first nine months of fiscal 2016 resulted from decreased sales in all product categories – enterprise, midrange, and entry-level systems – with decreases in enterprise systems accounting for the largest portion of the overall decline.
Revenue from disk backup systems decreased in the third quarter and first nine months of 2016 compared to the prior year periods. During the third quarter of fiscal 2016, the decline in disk backup systems primarily resulted from decreased sales of our midrange systems and lower OEM deduplication software revenue. During the first nine months of fiscal 2016, the decline in disk backup systems resulted from decreased sales of our midrange and enterprise systems and lower OEM deduplication software revenue.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during the third quarter and first nine months of fiscal 2016 primarily due to lower media sales.

Our scale-out storage solutions revenue increased during the third quarter and first nine months of fiscal 2016 compared to the prior year periods primarily due to increased sales of StorNext appliances, which include StorNext disk storage and StorNext-related tape storage.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the third quarter and first nine months of fiscal 2016 due to decreased service revenue for our data protection products which was partially offset by increased revenue from branded service contracts for our StorNext appliances.
Royalty Revenue
Royalty revenue increased compared to the third quarter of fiscal 2015 primarily due to increased software royalty revenue and higher media royalties from LTO 6 offset by a decrease in royalties for LTO generation 1 through 5. Royalty revenue decreased compared to the first nine months of fiscal 2015 primarily due to lower media royalties from LTO generation 1 through 5, offset by an increase in LTO 6.

Gross Margin

	Three Months Ended
(Dollars in thousands)	December 31, 2015	Gross margin %	December 31, 2014	Gross margin %	Change	Basis point change
Product gross margin	$23,349	29.3%	$32,394	35.1%	$(9,045)	(580)
Service gross margin	22,071	59.5%	21,967	56.1%	104	340
Royalty gross margin	11,277	100.0%	10,706	100.0%	571	—
Gross margin	$56,697	44.3%	$65,067	45.8%	$(8,370)	(150)

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	Gross margin %	December 31, 2014	Gross margin %	Change	Basis point change
Product gross margin	$57,088	26.7%	$87,303	33.9%	$(30,215)	(720)
Service gross margin	62,695	55.8%	64,346	55.1%	(1,651)	70
Royalty gross margin	30,196	100.0%	30,873	100.0%	(677)	—
Gross margin	$149,979	42.1%	$182,522	45.0%	$(32,543)	(290)

The decrease in gross margin percentage for the third quarter and first nine months of fiscal 2016 compared to the prior year periods was primarily driven by decreased product revenue and a shift in revenue mix from higher margin products to lower margin products during the third quarter and first nine months of fiscal 2016.
Product Margin
Product gross margin decreased 580 basis points and 720 basis points, respectively, during the third quarter and first nine months of fiscal 2016 compared to the prior year periods. These decreases were the result of a combination of lower revenue and a decrease in material margin. The decrease in material margin was due to both a shift in revenue mix from higher margin products to lower margin products and increased discounting from overall pricing pressure in the storage market.
Service Margin
Service gross margin increased 340 basis points and 70 basis points, respectively, in the third quarter and first nine months of 2016 compared to the prior year periods. The increased service margin percentages were primarily due to decreases in external repair expense and compensation and benefits from recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and related gross margin dollars increased $0.6 million in the third quarter of fiscal 2016 and decreased $0.7 million in the first nine months of fiscal 2016 compared to the prior year periods.

Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Research and development	$11,148	8.7%	$13,969	9.8%	$(2,821)	(20.2)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Research and development	$37,841	10.6%	$43,680	10.8%	$(5,839)	(13.4)%
The decrease in research and development expense in the third quarter and first nine months of fiscal 2016 compared to the prior year periods was primarily due to decreases of $2.2 million and $5.0 million, respectively, in compensation and benefits largely related to lower staffing levels and recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016. Additionally, we had decreases of $0.3 million and $0.9 million, respectively, in depreciation expense due to lower capital purchases in fiscal 2016.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Sales and marketing	$28,212	22.0%	$27,494	19.4%	$718	2.6%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Sales and marketing	$83,860	23.6%	$83,417	20.6%	$443	0.5%
The increase in sales and marketing expense in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to a $1.7 million increase in advertising and marketing expense, offset by a $1.1 million decrease in commission expense due to lower branded product revenue. The increase in sales and marketing expense in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to net increases of $3.9 million in advertising and marketing, $0.7 million in sponsored employee activities from higher spending on sales-related meetings, $0.4 million in travel expense, $0.3 million in compensation and benefits from increased staffing levels and $0.3 million in sales demonstration unit costs. These increases were offset by decreases of $2.8 million in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015 and $2.5 million in commission expense due to lower branded product revenue.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
General and administrative	$13,488	10.5%	$13,815	9.7%	$(327)	(2.4)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
General and administrative	$41,610	11.7%	$42,271	10.4%	$(661)	(1.6)%

The decrease for the third quarter and first nine months of fiscal 2016 in general and administrative expense compared to the prior year periods was largely due to decreases of $0.9 million and $1.5 million, respectively, in compensation and benefits primarily due to recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016, partially offset by net increases of $0.7 million and $0.9 million, respectively, in legal and advisory fees primarily from increased fees related to intellectual property matters, partially offset by decreased fees related to activities and inquiries of Starboard Value LP.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Restructuring charges	$1,895	1.5%	$187	0.1%	$1,708	913.4%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Restructuring charges	$2,540	0.7%	$1,676	0.4%	$864	51.6%

For the third quarter and first nine months of fiscal 2016, restructuring charges were largely due to $1.7 million of severance and benefits costs incurred as a result of our Fiscal 2016 Restructuring Plan. Additionally, for the first nine months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.
For the first nine months of fiscal 2015, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

For further information regarding our restructuring actions, refer to Note 8 “Restructuring Charges.”

Gain on Sale of Assets

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Gain on sale of assets	$—	—%	$462	0.1%	$(462)	(100)%
The gain on sale of assets was primarily due to the sale of IP addresses in the first nine months of fiscal 2015.

Interest Expense

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Interest expense	$1,406	1.1%	$2,460	1.7%	$(1,054)	(42.8)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Interest expense	$5,304	1.5%	$7,360	1.8%	$(2,056)	(27.9)%
The decrease in interest expense in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to the payments of $50.0 million and $83.7 million, respectively, of aggregate principal amount of 3.50% notes during the fourth quarter of fiscal 2015 and third quarter of fiscal 2016, respectively. The decrease in interest expense in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to the payment of $50.0 million of aggregate principal amount of 3.50% notes during the fourth quarter of fiscal 2015.

Loss on Debt Extinguishment

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Loss on debt extinguishment	$394	0.3%	$—	—%	$394	n/a

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of revenue	December 31, 2014	% of revenue	Change	% Change
Loss on debt extinguishment	$394	0.1%	$—	—%	$394	n/a
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes.
Income Taxes

	Three Months Ended
(Dollars in thousands)	December 31, 2015	% of pre-tax income	December 31, 2014	% of pre-tax income	Change	% Change
Income tax provision	$431	326.5%	$336	4.6%	$95	28.3%

	Nine Months Ended
(Dollars in thousands)	December 31, 2015	% of pre-tax loss	December 31, 2014	% of pre-tax income	Change	% Change
Income tax provision	$1,117	5.3%	$940	19.6%	$177	18.8%
The income tax provision for the third quarter and first nine months of both fiscal 2016 and fiscal 2015 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Cost of revenue	$48	$160	$(112)	(70.0)%

	Nine Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Cost of revenue	$233	$753	$(520)	(69.1)%
Sales and marketing	—	2,784	(2,784)	(100.0)%
	$233	$3,537	$(3,304)	(93.4)%

The decrease in intangible amortization in the third quarter and first nine months of fiscal 2016 compared to the prior year periods was primarily due to certain intangibles becoming fully amortized during fiscal 2015. For further information regarding amortizable intangible assets, refer to Note 5 “Intangible Assets and Goodwill.”
Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Cost of revenue	$313	$362	$(49)	(13.5)%
Research and development	488	600	(112)	(18.7)%
Sales and marketing	658	830	(172)	(20.7)%
General and administrative	780	1,126	(346)	(30.7)%
	$2,239	$2,918	$(679)	(23.3)%

	Nine Months Ended
	December 31, 2015	December 31, 2014	Change	% Change
Cost of revenue	$1,006	$1,109	$(103)	(9.3)%
Research and development	1,529	1,983	(454)	(22.9)%
Sales and marketing	2,367	2,627	(260)	(9.9)%
General and administrative	2,437	2,936	(499)	(17.0)%
	$7,339	$8,655	$(1,316)	(15.2)%
The decrease in share-based compensation expense in the third quarter and first nine months of fiscal 2016 compared to the prior year periods was primarily due to decreases of $0.6 million and $1.0 million, respectively, in the fair value of restricted stock units and $0.2 million and $0.5 million, respectively, in stock options expense as options became fully vested early in the first quarter of fiscal 2016.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of December 31, 2015, we had $32.9 million of cash and cash equivalents, which is comprised of money market funds and cash deposits.
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

On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from the WF credit agreement and $16.3 million of restricted cash to fund the purchase and pay the accrued interest. On November 15, 2015, we paid and purchased the remaining $2.8 million 3.50% notes and funded this payment using proceeds from the WF credit agreement.

As of December 31, 2015, we had $70.0 million of convertible subordinated debt outstanding, excluding unamortized debt issuance costs, comprised of 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $3.2 million of interest on the 4.50% notes in the first nine months of fiscal 2016. In addition, we had a $68.9 million outstanding balance on a line of credit under the WF credit agreement at a weighted average interest rate of 3.24% as of December 31, 2015.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility. We have letters of credit totaling $1.0 million, reducing the maximum amount available to $5.1 million at December 31, 2015. The WF credit agreement matures March 29, 2017. Over the course of the next year, we will explore options to refinance or extend the maturity of the WF credit agreement.  If we are unable to do so, it could have a materially adverse impact on our business, financial condition and results of operations. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. As of December 31, 2015, and during the third quarter and first nine months of fiscal 2016, we were in compliance with all covenants.
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

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2015	December 31, 2014
Net income (loss)	$(22,281)	$3,855
Net cash provided by (used in) operating activities	(15,914)	11,117
Net cash used in investing activities	(2,942)	(2,994)
Net cash used in financing activities	(16,155)	(152)
Nine Months Ended December 31, 2015
The $6.4 million difference between net loss and net cash used in operating activities during the nine months ended December 31, 2015 was primarily due to a $22.9 million decrease in accounts receivable and $18.1 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment and a $13.5 million decrease in manufacturing inventories, partially offset by decreases of $14.8 million in deferred revenue, $12.7 million in accounts payable and $10.7 million in accrued compensation. The decrease in accounts receivable was primarily due to lower revenue in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in manufacturing inventories was largely due to a reduction in finished goods related to tape automation systems, disk backup systems and media and a reduction in raw materials from sales of consignment inventory to our contract manufacturers. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters. Additionally, the decrease was attributable to decreased deferred service contracts revenue for tape automation systems. The decrease in accounts payable was primarily due to the timing of invoice payments and lower inventory purchases in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in accrued compensation was primarily due to payment of a profit sharing bonus accrued in fiscal 2015 which was not repeated in fiscal 2016 and a lower commission accrual related to lower branded revenue.
Cash used in investing activities was primarily due to $2.8 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for product development, IT servers and firewall upgrades and leasehold improvements in our Colorado Springs facility.
Cash used in financing activities was primarily due to the $83.7 million payment of the 3.50% notes, partially offset by $68.9 million of borrowings under the WF credit agreement in the third quarter of fiscal 2016 .
Nine Months Ended December 31, 2014
The $7.3 million difference between net income and net cash provided by operating activities during the nine months ended December 31, 2014 was primarily due to $22.5 million in non-cash items, the largest of which were share-based compensation, depreciation, amortization of intangible assets and service parts lower of cost or market adjustment. In addition, we had a $9.3 million increase in accounts payable, offset by a $9.0 million increase in accounts receivable and an $8.9 million decrease in deferred revenue. The increase in accounts payable was due to increased purchases and timing of payments. The increase in accounts receivable was primarily due to increased revenue and increased service contract invoicing in the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality.

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

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2015 and March 31, 2015, we had issued non-cancelable commitments for $37.0 million and $46.0 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Accrued restructuring

As of December 31, 2015, we had $2.6 million of accrued restructuring composed of $1.8 million in accrued facility restructuring, which is net of estimated sublease amounts, and $0.8 million in accrued severance and benefits restructuring. Payments for the accrued facility restructuring will be made monthly in accordance with the respective facility lease terms, which continue through December 2021.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 12, 2015 except for the following:
Impairment of Long-lived Assets and Goodwill
We apply judgment when reviewing goodwill for impairment, including when evaluating potential impairment indicators. Indicators we consider include adverse changes in the economy or business climate that could affect the value of our goodwill, overall financial performance such as negative or declining cash flows or operating income, changes in our business strategy, product mix or to the long-term economic outlook, a sustained decrease in our stock price and testing long-lived assets for recoverability. In addition, we evaluate on the basis of the weight of evidence the significance of identified events and circumstances along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances.
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
We performed an assessment of the carrying value of goodwill related to our single reporting unit as of December 31, 2015 and determined that it was not impaired.  Subsequent to December 31, 2015, triggering events have occurred which will require us to evaluate the carrying value of our goodwill for impairment in the quarter ending March 31, 2016.  These triggering events include a significant decline in the price of our common stock which, during January 2016, decreased from a closing price of $0.93 per share on December 31, 2015 to $0.48 per share on January 29, 2016.  Depending on the results of our evaluation, during the fourth quarter of fiscal 2016 we may determine that some or all of our goodwill is impaired, which could result in an impairment charge that could range from $0 to $55.6 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the first nine months of fiscal 2016. During the first nine months of fiscal 2016, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the WF credit agreement. The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement. We had $68.9 million outstanding borrowings under the WF credit agreement as of December 31, 2015 at a weighted average interest rate of 3.24%. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.2 million for the first nine months of fiscal 2016.
Our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would have no impact on interest expense in the first nine months of fiscal 2016.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for Inter Partes Review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review was initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the Inter Partes Review proceedings. On January 29, 2016 the Patent Trial and Appeal Board issued decisions on the Inter Partes Reviews for U.S. 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable.  The decision for U.S. 7,934,041 is expected prior to March 17, 2016. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our patent 6,766,412 by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849. On November 23, 2015, we dismissed the lawsuit alleging patent infringement of U.S. Pat. No. 6,766,412 pursuant to a confidential settlement agreement.
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
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016, we implemented a restructuring plan to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions. These restructurings may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.
In addition, our ability to achieve the anticipated cost savings and other benefits from these restructuring within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.
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
Additionally, over the last several years, we made certain changes in our strategic direction focusing on key technology segments. As part of this change in focus, we reduced costs of revenue and other operating expenses. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the company, such as the Fiscal 2016 Restructuring Plan could adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees.
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
We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, which decreased from a closing price of $0.93 per share on December 31, 2015 to $0.48 per share on January 29, 2016, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. We have been required to record material goodwill impairment charges in the past. The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our financial results and stock price. We have taken steps and are making changes to our business to improve our operating results, but if we are not successful in implementing these changes or our results turn out to be lower than expected, we may be required to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result of any impairment charge, our operating results could be materially and adversely affected.
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
Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.
A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

For example, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. Additionally, the European Commission is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
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
We received notification from the NYSE on October 2, 2015 that we are not in compliance with the NYSE’s continued listing standard requiring that our stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days. Under the NYSE rules, we have until April 4, 2016 to comply with the listing standard, unless we determine that, to cure the deficiency, we must take action requiring shareholder approval, such as a reverse stock split, in which case we have until the next annual shareholder meeting which would be our annual shareholder meeting for fiscal year 2016. We have a plan in place that we believe will allow us to address the average stock price deficiency within the required period.  If we are unable to regain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB.  Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE.  In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares.  The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
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
The Company faces various risks associated with shareholder activists.
Certain shareholders have publicly advocated for certain changes at the Company. For example, in connection with a potential proxy contest related to the election of directors to the Board of Directors (“Board”) at the 2014 annual meeting of stockholders, we entered into a settlement agreement (“Settlement Agreement”) with Starboard Value LP and certain of its affiliates (“Starboard”).  Pursuant to the Settlement Agreement, we agreed to, among other things, nominate candidates proposed by Starboard for election to the Board and such candidates were elected. Such activist shareholders or potential shareholders may attempt to gain additional representation on or control of our board of directors, the possibility of which may create uncertainty regarding the direction of our business. Perceived uncertainties as to our future direction may make it more difficult to attract and retain qualified personnel and business partners. In addition, a potential proxy contest would be disruptive to our operations and cause us to incur substantial costs. Future proxy contests and the presence of additional activist shareholder nominees on our board of directors could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations and divert the attention of management and our employees
Under certain circumstances, a change in a majority of the Board may result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. A change in a majority of the Board may also result in a change of control under certain contracts with third parties, including our directors’ and officers’ liability insurance and our Wells Fargo credit agreement, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.
ITEM 6. EXHIBITS
The Exhibit Index beginning on page 45 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ CHRIS S. WILLIS
Chris S. Willis
Interim Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: February 5, 2016

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