Form 10-K
period 2016-03-31
QUANTUM CORP /DE/
filed 2016-06-03
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒
The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $121.4 million on September 30, 2015 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of the close of business on May 27, 2016, there were 266,278,126 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future financial and operating performance, including increasing market share, continuing to add customers and increasing revenue and earnings; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) general economic, political and fiscal conditions in the U.S. and internationally; (6) our ability to successfully introduce new products; (7) our ability to capitalize on market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under Item 1A “Risk Factors.” Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
ITEM 1. BUSINESS
Business Description
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980 and reincorporated in Delaware in 1987, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. Our end-to-end tiered storage solutions enable users to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our common stock is traded on the New York Stock Exchange under the symbol QTM.
Our scale-out storage portfolio includes StorNext® software, appliances and full systems called StorNext ProTM Solutions, as well as XcellisTM workflow storage, QXS disk storage, LattusTM extended online storage and Q-CloudTM Archive and Vault services. Our StorNext offerings enable customers to manage large unstructured data sets in an information workflow, providing high-performance ingest, real-time collaboration, scalable capacity and intelligent protection. They are centered on our StorNext 5 platform, which is designed for today's modern workflow challenges of capturing, sharing, managing and preserving massive amounts of data in the most demanding environments. StorNext 5 includes the industry's fastest streaming file system and policy-based tiering for automatically moving data across primary storage, extended online storage, tape archive and the cloud.
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
In addition, Artico, an active archive appliance providing network-attached storage ("NAS") connectivity, and QXS hybrid disk and flash storage serve both scale-out storage and data protection customers.
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

Industry Background
For most of our customers, demands on data have changed and so have the requirements for storing and retaining it. Previously, data had a one-way, predictable life cycle where the information technology (“IT”) focus was around risk mitigation. Now, companies know that their data can be a source of competitive advantage, revenue and growth. They are much more focused on the opportunity of data, so IT must save everything and make it available based on business requirements. In addition, the challenge of dealing with large data files is extending beyond a narrow set of vertical markets such as media and entertainment, government intelligence or oil and gas to commercial enterprises more broadly.
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
While there are different workflows which require different solutions, there are common elements that must be addressed. Quantum products offer a unique combination of high performance, low-cost capacity and fast data access designed to help customers drive business and operational success.
Products
Scale-out Storage
With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments as well as vertically focused business units, including but not limited to media and entertainment, video surveillance, oil and gas, life sciences and high performance computing, are increasingly focused on managing large amounts of unstructured data. Generally, unstructured data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging, documents and audio. In some cases, this also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaningful information and increasingly competitive advantage. In addition, in managing unstructured data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. We offer StorNext software and appliance-based solutions, in addition to Lattus Object Storage for extended online storage and tape for low cost archiving, to address this growing need for managing and archiving growing unstructured data sets.
StorNext and Xcellis Workflow Storage
Our StorNext appliances leverage the power of our StorNext 5 software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk and archive enabled libraries. StorNext 5 delivers higher levels of performance, scalability and flexibility in a new generation of the industry’s leading scale-out shared storage file system, tiered storage and archive. StorNext 5 is a complete end-to-end solution that combines file management technology with easy-to-deploy appliances to support the world’s most complex and demanding workflows. In addition, our StorNext Storage Manager™ software automatically copies and migrates data between different tiers of storage based on user-defined policies. The result is a highly scalable, high-performance data management solution designed to optimize the use of storage while enabling long-term protection and recoverability of data.
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

Our Xcellis product optimizes workflow and shared access by combining functions that were formerly provided by separate components into a compact, space- and energy-saving solution. Xcellis manages high-speed disk for the most demanding workflows and provides multi-protocol SAN and local area network (“LAN”) client access. It also offers single-pane-of-glass management and monitoring and automatic data movement to low-cost storage such as cloud, object and tape. Overall, Xcellis maximizes operational and workflow efficiency and reduces the cost of data storage.
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
Q-Cloud Archive and Vault Services
Many customers are using the cloud in different ways and we offer Q-Cloud services for a variety of applications, including using the cloud as a tier for archive storage within StorNext storage environments. Q-Cloud Archive and Q-Cloud Vault incorporate the power of the public cloud as an off-site tier within a StorNext 5 workflow environment without changes to existing applications or processes required.
StorNext AEL Archives
Our tape-based StorNext AEL archives products are purpose-built for extreme data environments, offering highly scalable data management solutions that are also cost effective and easy to manage. When added to a StorNext file system deployment, StorNext AEL archives products provide near-line archiving with built-in data protection and self-healing capabilities to ensure that valuable digital assets are protected and accessible over time. As a result, StorNext AEL archives products play a key role as we continue to expand our footprint in the growing market for unstructured data archive solutions.
Data Protection
DXi Disk Systems
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
Q-Cloud Protect
In addition to using the cloud as a tier for archive storage within StorNext storage environments, we also offer Q-Cloud Protect for off-site disaster recovery storage using our deduplication technology. In both cases, our customers get the benefits of the cloud such as pricing flexibility and offsite storage for disaster recovery protection in a way that integrates with their existing on-premise applications. Our approach enables customers to use the cloud as a tier of storage, resulting in hybrid-cloud storage solutions that best fit the needs of our customers’ workflows and storage requirements.
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
We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection and scale-out storage solutions, for both on-premise cloud environments. Research and development costs were $48.7 million, $58.6 million, and $64.4 million for fiscal 2016, 2015 and 2014, respectively.

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
Customers
Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 28% of revenue in fiscal 2016 and 31% of revenue in each of fiscal 2015 and 2014. No customer accounted for 10% or more of our revenue in fiscal 2016, 2015 or 2014. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.
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
Our StorNext appliances and workflow solutions primarily face competition from EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”), NetApp, Inc. (“NetApp”) and other content storage vendors in the media and entertainment industry as well as government agencies and departments. Our cloud solutions face competition from a large number of businesses that provide hardware, software and virtual solutions as well as companies that offer cloud services based on other technology. Our Lattus Object Storage solutions primarily compete with object storage solutions from other providers, ranging from startup companies to established companies, such as EMC and IBM, as well as large public cloud storage providers.
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

Manufacturing
In fiscal 2014, we transitioned our manufacturing from a model incorporating in-house production and contract manufacturers to a fully outsourced model as part of our strategy to enhance our variable cost structure and provide more flexibility to cost-effectively manage the volume of products manufactured to align with our expectations, including market declines in the tape business and growth expectations in disk backup products and scale-out storage solutions. During fiscal 2016 and 2015, we used only contract manufacturers to produce our products.
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
Intellectual Property and Technology
We develop and protect our technology and know-how, principally in the field of data storage. We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2016, we hold over 300 U.S. patents and have over 70 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.
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

Employees
We had approximately 1,200 employees worldwide as of March 31, 2016.
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
Executive Officers and Management Team
Following are the names and positions of our management team as of May 27, 2016, including a brief account of his business experience.

Name	Position with Quantum
Jon W. Gacek*	President and Chief Executive Officer
Fuad Ahmad*	Senior Vice President, Chief Financial Officer
William C. Britts*	Senior Vice President, Worldwide Sales and Marketing
Robert S. Clark*	Senior Vice President, Product Operations
Shawn D. Hall*	Senior Vice President, General Counsel and Secretary
Don Martella	Senior Vice President, Engineering
Geoff Stedman	Senior Vice President, Marketing and Scale-Out Storage Solutions
Bassam Tabbara	Chief Technology Officer

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
Mr. Ahmad joined Quantum as Chief Financial Officer in April 2016. Mr. Ahmad has been a partner with FLG Partners, a consulting firm providing interim and permanent financial leadership services, since 2013 and has been advising various companies on matters ranging from scaling their operations and growth and financing strategies to restructuring and reorganizations. Prior to FLG Partners, from 2010 to 2012, he was Chief Financial Officer of Sezmi Inc. a provider of cloud-based, turnkey video solutions for personalized and multi-screen offerings serving telecommunications, media/content and ISP companies. From 2004 to 2010, Mr. Ahmad was Senior Vice President and Chief Financial Officer of Globalstar Inc., an industry-leading provider of mobile satellite voice and data services.
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
Mr. Stedman joined Quantum as Senior Vice President, Scale-out Storage Solutions in March 2014. From March 2012 to February 2014, Mr. Stedman served as vice president of marketing at Tintri, Inc., and he was senior vice president and general manager of the Storage Business Unit at Harmonic, Inc. He joined Harmonic in conjunction with its acquisition of Omneon, Inc. where he spent seven years as senior vice president of worldwide marketing. Before Omneon, Mr. Stedman held marketing positions at several technology companies.
Mr. Tabbara joined Quantum as Executive Director, Cloud Services, in August 2014, in conjunction with Quantum’s acquisition of Symform’s cloud storage services platform. In July 2015, he was promoted to Chief Technology Officer with responsibility for driving the company’s long-term technology strategy to capitalize on new market opportunities. Prior to Quantum, Mr. Tabbara was the CTO and co-founder of Symform from November 2007 to July 2014. Before Symform, Mr. Tabbbara spent 12 years at Microsoft, where he worked on a number of key initiatives, including Microsoft Research, MSN, Windows, Visual Studio and System Center. Mr. Tabbara holds more than 30 patents.

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
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will continue to migrate toward these products and solutions and that revenue from these products and solutions will generate a greater proportion of our revenue. While we are making targeted investments in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.
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

•	We are subject to mandatory field audits and control of cash receipts by the lender if we do not maintain liquidity above certain thresholds;

•	We may be more vulnerable to adverse economic and industry conditions;

•	We may be unable to make payments on other indebtedness or obligations; and

•	We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all.

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

The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. We have taken steps and are making changes to our business designed to ensure that our operating results are sufficient to meet these covenants, but if we are not successful in implementing these changes or our results turn out to be lower than expected, we may violate a covenant, which could result in a default under our credit facility agreement.
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
We sell the majority of our branded products to distributors such as Ingram Micro, Inc. and others, value-added resellers ("VARs") and direct marketing resellers ("DMRs") such as CDW Corporation, who in turn sell our products to end users. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.
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
Certain of our products contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and operating results. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and operating results.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016, we implemented a restructuring plan, which we refer to as the Fiscal 2016 Restructuring Plan, to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions. These restructurings may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.
In addition, our ability to achieve the anticipated cost savings and other benefits from these restructuring within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and operating results could be adversely affected.
If we are unable to attract and retain skilled employees, our business could be adversely impacted.
We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance or other factors. In addition, we may need to rely on the performance of employees whose skill sets are not sufficiently developed to fulfill their expected job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.
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

Our quarterly operating results have fluctuated significantly, and past quarterly operating results should not be used to predict future performance.
Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in IT spending as a result of economic conditions or fluctuations in U.S. federal government spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders (defined as orders greater than $200,000);

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Failure to meet the expectations of investors or analysts;

•	Restructuring actions or unexpected costs; and

•	Foreign exchange fluctuations.
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
Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We increased the use of third party contract manufacturers, service providers and/or product integrators in fiscal 2014 in connection with our transition to an outsourced manufacturing model. We face a number of risks as a result of these relationships, including, among others:

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
We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, corruption prevention and import and export practices, and requirements including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we have incurred costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.
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
We received notification from the NYSE on October 2, 2015 that we are not in compliance with the NYSE’s continued listing standard requiring that our stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days. In order to regain compliance, we expect that we will need to take actions, such as a reverse stock split, which will require shareholder action at our annual shareholder meeting for fiscal year 2016. If shareholders do not approve the actions we propose to regain compliance, or we are unable to otherwise regain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
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
The Company faces various risks associated with shareholder activists, including a potential proxy contest at our 2016 annual meeting of stockholders.
On June 3, 2016, VIEX Capital Advisors, LLC (“VIEX”) delivered a letter to us nominating five director candidates, for election to the Board at the 2016 annual meeting of stockholders, (the “2016 Annual Meeting”). Depending on certain circumstances, including how many nominees VIEX seeks to elect, it is possible that VIEX nominated directors could constitute a majority of the Board following the 2016 Annual Meeting.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2016:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development
Irvine, CA	Administration, research and development, sales, service
Colorado Springs, CO	Administration, operations management, research and development, service
Englewood, CO	Research and development, sales, service
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Administration and sales
Seattle, WA	Research and development
Other North America	Sales

Europe
Paris, France	Sales and service
Boehmenkirch, Germany	Service
Munich, Germany	Sales and service
Zurich, Switzerland	Administration and operations
Bracknell, UK	Sales and service
Northampton, UK	Service
Other Europe	Sales and service

Asia Pacific
Adelaide, Australia	Research and development
Beijing, China	Marketing and sales
Kuala Lumpur, Malaysia	Customer service
Singapore City, Singapore	Administration, operations management, sales
Other Asia Pacific	Sales

ITEM 3. LEGAL PROCEEDINGS
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for inter partes review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the inter partes review proceedings. On January 29, 2016, the Patent Trial and Appeal Board issued decisions on the inter partes reviews for U.S. patents 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable. On March 17, 2016, the Patent Trial and Appeal Board issued a decision on the inter partes review for U.S. patent 7,934,041, ordering all claims to be unpatentable. On March 31, 2016, Crossroads filed Notices of Appeal in each of the inter partes review decisions. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our U.S. patent 6,766,412 by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second U.S. patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849. On November 23, 2015, we dismissed the lawsuit alleging patent infringement of U.S. patent 6,766,412 pursuant to a confidential settlement agreement.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of May 27, 2016, the closing price of our common stock was $0.38 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2016	High	Low
First quarter ended June 30, 2015	$2.22	$1.48
Second quarter ended September 30, 2015	1.72	0.69
Third quarter ended December 31, 2015	1.05	0.66
Fourth quarter ended March 31, 2016	0.93	0.40
Fiscal 2015	High	Low
First quarter ended June 30, 2014	$1.23	$0.97
Second quarter ended September 30, 2014	1.34	1.14
Third quarter ended December 31, 2014	1.83	1.02
Fourth quarter ended March 31, 2015	1.80	1.35
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
As of May 27, 2016, there were 960 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2016 for the period since March 31, 2011 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S&P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2011 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2012, 2013, 2014, 2015 and 2016. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
This summary of selected consolidated financial information of Quantum for fiscal 2012 to 2016 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Other Items

Fiscal 2016 results included a $55.6 million goodwill impairment charge.

	For the year ended March 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenue	$475,958	$553,095	$553,165	$587,439	$651,987
Total cost of revenue	271,206	308,409	313,545	346,878	378,542
Gross margin	204,752	244,686	239,620	240,561	273,445
Income (loss) from operations	(66,098)	14,397	(11,799)	(42,460)	4,745
Net income (loss)	(74,683)	16,760	(21,474)	(52,179)	(9,256)
Basic net income (loss) per share	(0.28)	0.07	(0.09)	(0.22)	(0.04)
Diluted net income (loss) per share	(0.28)	0.06	(0.09)	(0.22)	(0.04)

	As of March 31,
	2016	2015		2014		2013		2012
Balance Sheet Data:
Total assets	$229,546	$357,158	*	$358,510	*	$364,136	*	$392,263	*
Short-term debt	3,000	83,345		—		—		—
Long-term debt	131,962	68,793	*	200,447	*	200,254	*	183,535	*
* Debt issuance costs related to convertible subordinated debts were previously included in other current and long-term assets. Previously reported amounts have been reclassified from other current and long-term assets to convertible subordinated debt to conform to current period presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980 and reincorporated in Delaware in 1987, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. Our end-to-end tiered storage solutions enable users to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
Business
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage, StorNext-related tape storage and Xcellis workflow storage), StorNext Pro Solutions, Lattus extended online storage systems, Q-Cloud Archive and Q-Cloud Vault. These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi deduplication backup systems and Scalar automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goal for fiscal 2016 was to increase shareholder value by growing our scale-out storage revenue and investing to drive future scale-out growth while also delivering on our operating profit goals. In scale-out storage, we continued to focus on building our market presence beyond media and entertainment into video surveillance, technical workflow and unstructured data archive use cases. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.
During fiscal 2016, we added Xcellis workflow storage and Artico NAS archive appliance to our scale-out storage portfolio. Xcellis is a high performance storage solution engineered to optimize demanding workflows and accelerate time to insight. Artico offers a flexible, low-cost entry point for archiving data across multiple storage tiers, both on-premise and in the cloud. We also expanded Q-Cloud offerings with the launch of Q-Cloud Vault, a new service that enables users to take advantage of secure, low-cost public cloud storage for long-term retention of digital assets. We began offering LTO-7 to our tiered storage portfolio, more than doubling the capacity over previous generations and enabling low-cost, energy-efficient and secure storage for protecting and retaining data.
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
In fiscal 2016, we repaid the $83.7 million remaining balance of our 3.50% convertible subordinated notes due November 15, 2015 ("3.50% notes") using a combination of cash and $68.9 million of proceeds from our credit agreement with Wells Fargo ("WF credit agreement") to fund the purchases and pay the accrued interest.
Our data protection revenues have been impacted by overall weakness in general storage market during fiscal 2016. In November 2015, we approved a plan ("Fiscal 2016 Restructuring Plan") to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions, in order to improve our cost structure and align spending with continuing operations plans. We incurred aggregate restructuring charges of approximately $2.0 million under this plan, of which $1.7 million was paid. The ending balance for accrued restructuring charges for the Fiscal 2016 Restructuring Plan is $0.3 million as of March 31, 2016, which is expected to be paid by the second quarter of fiscal 2017.

Results
We had total revenue of $476.0 million in fiscal 2016, a $77.1 million decrease from fiscal 2015, primarily due to decreased revenue from data protection tape automation systems, disk backup systems, media and service, partially offset by an increase in revenue from scale-out storage solutions. Those factors also resulted in a net 13% decrease in our branded product and service revenue. Revenue from branded scale-out storage solutions increased in fiscal 2016 compared to fiscal 2015 in North America. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, reaching 89% in fiscal 2016, compared to 88% in fiscal 2015.
Our fiscal 2016 gross margin percentage decreased 120 basis points from fiscal 2015 to 43.0% primarily due to a decrease in material margin related to changes in our overall revenue mix as well as lower revenue to cover fixed costs. Higher margin service revenue decreased and lower margin products comprised a higher portion of our product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting of our products.
Our operating expenses increased $40.1 million, or 17.4%, from fiscal 2015 as a result of a $55.6 million goodwill impairment charge. The increase from the impairment was offset by a decrease in compensation and benefits largely attributable to recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016, a decrease in commission expense on lower branded revenue and a decrease in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015. The goodwill impairment charge does not impact our cash balance, ability to generate cash flows from operations, liquidity or compliance with debt covenants.

We had $74.7 million of net loss in fiscal 2016 compared to $16.8 million of net income in fiscal 2015, which included a gain of $13.6 million resulting from the sale of our investment in a privately held company in fiscal 2015.

RESULTS OF OPERATIONS FOR FISCAL 2016, 2015 and 2014
Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Product revenue	$286,217	60.1%	$355,579	64.3%	$348,318	63.0%	$(69,362)	(19.5)%	$7,261	2.1%
Service revenue	148,548	31.2%	155,674	28.1%	147,199	26.6%	(7,126)	(4.6)%	8,475	5.8%
Royalty revenue	41,193	8.7%	41,842	7.6%	57,648	10.4%	(649)	(1.6)%	(15,806)	(27.4)%
Total revenue	$475,958	100.0%	$553,095	100.0%	$553,165	100.0%	$(77,137)	(13.9)%	$(70)	0.0%

Total revenue in fiscal 2016 decreased from fiscal 2015 primarily due to reduced revenue from branded and OEM tape automation systems, media, disk backup systems and service, partially offset by increased revenue from scale-out storage solutions.
We believe the changes in our product and service revenue are driven by the changing storage environment, including increased market demand for scale-out storage solutions and reduced demand for data protection tape products. Revenue from branded data protection products and services decreased $84.0 million, or 24%, from fiscal 2015 largely due to a decrease in tape automation systems, media, disk backup systems and service revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $24.2 million, or 24%, from fiscal 2015 largely due to increased sales of our StorNext appliances. Scale-out storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage, StorNext-related tape storage and Xcellis workflow storage), StorNext Pro Solutions, Lattus extended online storage systems, Q-Cloud Archive and Q-Cloud Vault. In addition, OEM product and service revenue, which is primarily comprised of data protection tape automation systems, decreased $16.7 million, or 26%, from fiscal 2015. Royalty revenue decreased slightly from fiscal 2015 primarily due to lower LTO media technology royalties.

Total revenue in fiscal 2015 remained relatively flat compared to fiscal 2014. Revenue from scale-out storage solutions, disk backup systems and service increased. These increases were offset by decreases in OEM and branded tape automation systems revenue, royalty revenue as well as branded devices and media revenue. The decrease in royalty revenue was primarily due to a $15.0 million royalty in connection with an intellectual property agreement received in the prior year. Revenue from branded data protection products and services decreased $13.7 million, or 4%, from fiscal 2014, largely due to decreases in tape automation systems and media revenue. Revenue from branded scale-out storage solutions and services increased $43.4 million, or 74%, from fiscal 2014 largely due to increased sales of our StorNext appliances. In addition, OEM product and service revenue, which primarily comprises tape automation systems, decreased $14.0 million from fiscal 2014.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $69.4 million in fiscal 2016 compared to fiscal 2015. The decrease in product revenue was largely due to lower sales of branded and OEM tape automation systems, disk backup systems and media, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products decreased 18%, and sales of products to our OEM customers decreased 26% in fiscal 2016 compared to fiscal 2015.

Total product revenue increased $7.3 million in fiscal 2015 compared to fiscal 2014. The increase in product revenue was primarily due to increased sales of scale-out storage solutions; revenue from disk backup systems also increased. These increases were partially offset by decreased sales of OEM and branded tape automation systems and devices and media. Revenue from sales of branded products increased 8% in fiscal 2015, and sales of products to our OEM customers decreased 20% compared to fiscal 2014.

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Tape automation systems	$97,454	20.6%	$152,205	27.6%	$174,438	31.5%	$(54,751)	(36.0)%	$(22,233)	(12.7)%
Disk backup systems	39,722	8.3%	54,845	9.9%	50,217	9.1%	(15,123)	(27.6)%	4,628	9.2%
Devices and media	45,767	9.6%	62,642	11.3%	70,680	12.8%	(16,875)	(26.9)%	(8,038)	(11.4)%
Scale-out storage solutions	103,274	21.6%	85,887	15.5%	52,983	9.6%	17,387	20.2%	32,904	62.1%
Total product revenue	$286,217	60.1%	$355,579	64.3%	$348,318	63.0%	$(69,362)	(19.5)%	$7,261	2.1%

Fiscal 2016 Compared to Fiscal 2015
Branded data protection tape automation revenue declined 42%, or $41.8 million while OEM tape automation revenue decreases of 25%, or $13.0 million in fiscal 2016 compared to fiscal 2015. The decline in branded data protection tape automation revenue resulted from decreased sales in all product categories with enterprise, midrange and entry-level systems each declining at similar rates. The decline in OEM tape automation revenue was due to decreased sales of midrange and entry-level systems partially offset by an increase in enterprise systems revenue.
Revenue from disk backup systems decreased in fiscal 2016 compared to fiscal 2015 primarily due to decreased sales of midrange systems, which comprised of over half of the decrease, as well as lower enterprise systems and OEM deduplication software revenue.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased in fiscal 2016 primarily due to lower media sales.

Our scale-out storage solutions revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to increased sales of StorNext appliances in the unstructured data market segment. During fiscal 2016, we also experienced an increase in revenue from large scale-out storage solutions orders over $200,000.
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

Revenue from disk backup systems, primarily attributed to our branded business, increased 9%, or $4.6 million, during fiscal 2015. A decrease in revenue from our enterprise systems was offset by increases in revenue from entry-level systems, driven by the introduction of DXi 4700, and midrange systems, including DXi 6900. The DXi 6900 scales to higher storage capacities than previous midrange systems, which contributed to the decrease in enterprise systems revenue. During fiscal 2015, we experienced an increase in large disk backup systems orders over $200,000.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales decreased during fiscal 2015 primarily due to lower media sales.

Our scale-out storage solutions revenue increased during fiscal 2015 primarily due to increased sales of StorNext appliances. Revenue from Lattus extended online storage and StorNext Pro Solutions products also increased, partially offset by a decrease in StorNext standalone software revenue. During fiscal 2015, we experienced an increase in revenue from large scale-out storage solutions orders over $200,000.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty or to provide faster service response time, or both.
Fiscal 2016 Compared to Fiscal 2015
Service revenue decreased in fiscal 2016 compared to fiscal 2015 due to decreased service revenue for our data protection products which was partially offset by increased revenue from branded service contracts for our StorNext appliances.
Fiscal 2015 Compared to Fiscal 2014
Service revenue increased in fiscal 2015 compared to fiscal 2014 primarily due to increased revenue from branded service contracts for our StorNext appliances, partially offset by decreased service revenue for our data protection products.
Royalty Revenue
Fiscal 2016 Compared to Fiscal 2015
Royalty revenue decreased in fiscal 2016 compared fiscal 2015 primarily due to lower media royalties from LTO generation 1 through 5, offset by increased media royalties from LTO 6 and the recently-introduced LTO 7.
Fiscal 2015 Compared to Fiscal 2014
Royalty revenue decreased in fiscal 2015 compared to fiscal 2014 primarily due to a $15.0 million royalty received in connection with an intellectual property agreement in fiscal 2014. We also experienced expected decreases in DLT® media royalties in fiscal 2015 as customers chose to not use this older technology.

Gross Margin

	For the year ended March 31,							Change
(dollars in thousands)	2016		2015		2014			2016 vs. 2015		2015 vs. 2014
	Margin	Margin Rate	Margin	Margin Rate	Margin		Margin Rate	Margin	Basis points	Margin	Basis points
Product margin	$79,358	27.7%	$117,900	33.2%	$111,242		31.9%	$(38,542)	(550)	$6,658	130
Service margin	84,201	56.7%	84,944	54.6%	71,269		48.4%	(743)	210	13,675	620
Royalty margin	41,193	100.0%	41,842	100.0%	57,648		100.0%	(649)	—	(15,806)	—
Gross margin	$204,752	43.0%	$244,686	44.2%	$239,620	*	43.3%	$(39,934)	(120)	$5,066	90
* Fiscal 2014 total gross margin includes $0.5 million of restructuring expense related to cost of revenue.
The 120 basis point decrease in gross margin percentage in fiscal 2016 compared to fiscal 2015 was primarily driven by decreased higher margin service revenue and a shift in revenue mix from higher margin products to lower margin products.

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

Product Margin

Fiscal 2016 Compared to Fiscal 2015

Product gross margin dollars decreased $38.5 million, or 33% in fiscal 2016, and our product gross margin rate decreased 550 basis points in fiscal 2016. These decreases were the result of a combination of lower revenue to cover fixed costs, a shift in revenue mix from higher margin products to lower margin products, and increased discounting from overall pricing pressure in the storage market.

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
Service Margin
Fiscal 2016 Compared to Fiscal 2015
Service gross margin dollars decreased $0.7 million, or 1%, in fiscal 2016 compared to fiscal 2015, and service gross margin percentage increased 210 basis points compared to fiscal 2015 on a 5% decrease in service revenue. The increased service margin percentage was primarily due to decreases in external repair expense and compensation and benefits from recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
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
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and related gross margin dollars decreased in both fiscal 2016 and fiscal 2015 compared to the prior year periods.
Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Research and development	$48,703	10.2%	$58,618	10.6%	$64,375	11.6%	$(9,915)	(16.9)%	$(5,757)	(8.9)%

Fiscal 2016 Compared to Fiscal 2015
The decrease in research and development expense in fiscal 2016 compared to fiscal 2015 was primarily due to a $8.4 million decrease in compensation and benefits largely related to lower staffing levels and recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016. Additionally, we had a $1.2 million decrease in depreciation expense due to lower capital expenditures.
Fiscal 2015 Compared to Fiscal 2014
The decrease in research and development expenses compared to fiscal 2014 was primarily due to additional cost controls and spending reductions that resulted in a $4.7 million decrease in compensation and benefits from reduced staffing levels. Additionally, there was a $1.2 million decrease in depreciation expense due to declining capital expenditures.
Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Sales and marketing	$108,735	22.8%	$113,954	20.6%	$118,771	21.5%	$(5,219)	(4.6)%	$(4,817)	(4.1)%
Fiscal 2016 Compared to Fiscal 2015
The decrease in sales and marketing expense in fiscal 2016 compared to fiscal 2015 was primarily due to net decreases of $4.9 million in commission expense due to lower branded product revenue, $2.8 million in intangible amortization expense due to certain intangibles becoming fully amortized during fiscal 2015 and $1.0 million in compensation and benefits primarily due to recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016. These decreases were offset by increases of $2.6 million in advertising and marketing, $0.6 million in sponsored employee activities from higher spending on sales-related meetings and $0.4 million in sales demonstration unit costs.
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
General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
General and administrative	$53,793	11.3%	$56,513	10.2%	$57,865	10.5%	$(2,720)	(4.8)%	$(1,352)	(2.3)%
Fiscal 2016 Compared to Fiscal 2015
The decrease in general and administrative expense in fiscal 2016 compared to fiscal 2015 was largely the result of a $3.1 million decrease in compensation and benefits primarily from recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016 and decreased share-based compensation expense. We also had a $0.6 million decrease in IT-related expense as a result of cost reductions in fiscal 2016. These decreases were partially offset by an increase of $0.7 million related to a refund received for IT purchases in fiscal 2015.

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
Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost of revenue	$—	—%	$—	—%	$539	0.1%	$—	—%	$(539)	(100.0)%
Restructuring charges in operating expenses	4,006	0.8%	1,666	0.3%	10,675	1.9%	2,340	140.5%	(9,009)	(84.4)%
Total restructuring charges	$4,006	0.8%	$1,666	0.3%	$11,214	2.0%	$2,340	140.5%	$(9,548)	(85.1)%
Our restructuring plans have been undertaken in an effort to return to consistent profitability and generate cash from operations.
For additional information on our restructuring plans and disclosure of restructuring charges refer to Note 8 “Restructuring Charges” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts.
Fiscal 2016 Compared to Fiscal 2015
Restructuring charges increased in fiscal 2016 compared to fiscal 2015 primarily due to a $1.9 million increase in severance and benefits restructuring charges from the Fiscal 2016 Restructuring Plan and a $0.5 million increase in facility restructuring charges resulting from a change in estimate of sublease timing for our facilities previously used in manufacturing.

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
Goodwill Impairment

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Goodwill impairment	$55,613	11.7%	$—	—%	$—	—%	$55,613	n/a	$—	—%

During the fourth quarter of fiscal 2016, our stock price declined from $0.93 per share at December 31, 2015 to a low closing price of $0.44 per share. As a result of this decrease in stock price, we determined it was more likely than not that the fair value of our goodwill was less than its carrying amount and performed an analysis to quantify the potential amount of goodwill impairment during the fourth quarter of fiscal 2016. Based on our impairment analysis, we determined our goodwill was impaired and recorded an impairment charge of $55.6 million in fiscal 2016. For additional information, refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements.

Gain on Sale of Assets

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Gain on sale of assets	$—	—%	$462	0.1%	$267	0.0%	$(462)	(100.0)%	$195	73.0%
We had a $0.5 million gain on the sale of assets primarily due to the sale of IP addresses in fiscal 2015.
Other Income and Expense

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Other income and (expense)	$(191)	—%	$13,836	2.5%	$1,296	0.2%	$(14,027)	n/m	$12,540	967.6%

The change in other expense in fiscal 2016 compared to other income in fiscal 2015 and the increase in other income and expense in fiscal 2015 compared to fiscal 2014 was primarily due to a $13.6 million gain on the sale of our investment in a privately held company in fiscal 2015.
Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Interest expense	$6,817	1.4%	$9,460	1.7%	$9,754	1.8%	$(2,643)	(27.9)%	$(294)	(3.0)%
Interest expense includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 7 “Debt” to the Consolidated Financial Statements.
Interest expense decreased in both fiscal 2016 and fiscal 2015 compared to the prior year periods primarily due to the payment of $50.0 million of aggregate principal amount of 3.50% notes during the fourth quarter of fiscal 2015.
Loss on Debt Extinguishment

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of revenue		% of revenue		% of revenue
Loss on debt extinguishment	$394	0.1%	$1,295	0.2%	$—	—%	$(901)	(69.6)%	$1,295	n/a

The loss on debt extinguishment in fiscal 2016 was due to the purchase of $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes.
The loss on debt extinguishment in fiscal 2015 was due to the purchase of $50.0 million of aggregate principal amount of the 3.50% notes for $51.0 million. In connection with this transaction, we recorded a loss on debt extinguishment of $1.3 million comprised of the loss of $1.0 million from the notes purchased and a write-off of $0.3 million of unamortized debt costs related to the purchased notes. For further information, refer to Note 7 “Debt” to the Consolidated Financial Statements.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
		% of pre-tax loss		% of pre-tax income		% of pre-tax loss
Income tax provision	$1,183	(1.6)%	$718	4.1%	$1,217	(6.0)%	$465	64.8%	$(499)	(41.0)%
Tax expense in fiscal 2016, 2015 and 2014 was primarily comprised of foreign income taxes and state taxes. The increase in income tax provision was primarily due to higher foreign taxes in fiscal 2016 compared to fiscal 2015. The decrease in income tax provision in fiscal 2015 compared to fiscal 2014 was primarily due to lower foreign taxes. For additional information, including a reconciliation of the effective tax rate, refer to Note 11 “Income Taxes” to the Consolidated Financial Statements.
Amortization of Intangible Assets
The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Cost of revenue	$280	$913	$1,476	$(633)	(69.3)%	$(563)	(38.1)%
Sales and marketing	—	2,784	7,426	(2,784)	(100.0)%	(4,642)	(62.5)%
	$280	$3,697	$8,902	$(3,417)	(92.4)%	$(5,205)	(58.5)%
The decreases in intangible asset amortization in fiscal 2016 and 2015 compared to the respective prior years was due to certain intangible assets becoming fully amortized. Refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.
Share-Based Compensation
The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Cost of revenue	$1,241	$1,489	$1,963	$(248)	(16.7)%	$(474)	(24.1)%
Research and development	1,864	2,559	3,430	(695)	(27.2)%	(871)	(25.4)%
Sales and marketing	2,907	3,506	4,097	(599)	(17.1)%	(591)	(14.4)%
General and administrative	2,904	4,029	3,969	(1,125)	(27.9)%	60	1.5%
	$8,916	$11,583	$13,459	$(2,667)	(23.0)%	$(1,876)	(13.9)%
Fiscal 2016 Compared to Fiscal 2015
The decrease in share-based compensation expense in fiscal 2016 was primarily due to a $1.9 million decrease in restricted stock expense resulting from a decrease in the fair value of restricted stock units and departures of highly compensated employees. We also had a $0.6 million decrease in stock options expense as options became fully vested early in the first quarter of fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
The decrease in share-based compensation in fiscal 2015 was primarily due to a $1.3 million decrease in restricted stock expense resulting from a lower fair value of restricted stock units. We also had a $0.4 million decrease in stock purchase plan expense as a result of decreased headcount.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of March 31, 2016, we had $33.9 million of cash and cash equivalents which is comprised of money market funds and cash deposits.
We continue to focus on improving our operating performance, including efforts to increase revenue and to continue to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Although we recorded facility restructuring charges in fiscal 2016 and anticipate other charges in fiscal 2017 to further consolidate our facilities, payments for the accrued facility restructuring will be made monthly in accordance with the lease agreements, which continue through December 2021. As a result, the facility restructuring is not expected to change our cash requirements. Our cash outlay for these lease payments could be reduced in the future if we are able to sublease facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.
The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates. For additional information, see Note 7 “Debt” to the Consolidated Financial Statements.
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from the WF credit agreement and $16.3 million of cash to fund the purchase and pay the accrued interest. On November 15, 2015, we purchased the remaining $2.8 million outstanding principal amount of 3.50% notes and funded this payment using proceeds from the WF credit agreement.
As of March 31, 2016, we had $70.0 million of 4.50% convertible subordinated debt due November 15, 2017 ("4.50% notes") outstanding, excluding unamortized debt issuance costs. The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $3.2 million of interest on the 4.50% notes in fiscal 2016. In addition, we had a $65.7 million outstanding balance on a line of credit under the WF credit agreement at a weighted average interest rate of 3.18% as of March 31, 2016.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility which matures August 10, 2017. We have letters of credit totaling $1.0 million, reducing the maximum amount available to $8.3 million at March 31, 2016. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants. As of March 31, 2016, and during fiscal 2016, we were in compliance with all covenants.
The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement. We paid $1.1 million of interest on the WF credit agreement in fiscal 2016.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The excess availability requirement increases by $1.5 million on June 1, 2016, and on the first day of each September, December, March and June occurring thereafter. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such debt or equity financing would be available to us on commercially acceptable terms or at all.
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
Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	As of or for the year ended March 31,
(In thousands)	2016	2015	2014
Cash and cash equivalents	$33,870	$67,948	$99,125
Net income (loss)	(74,683)	16,760	(21,474)
Net cash provided by (used in) operating activities	(11,720)	6,034	35,474
Net cash provided by (used in) investing activities	(3,621)	11,641	(6,649)
Net cash provided by (used in) financing activities	(18,724)	(48,641)	1,285
Fiscal 2016
The $63.0 million difference between net loss and net cash used in operating activities in fiscal 2016 was primarily due to $78.2 million in non-cash items, the largest of which were goodwill impairment, share-based compensation, depreciation and service parts lower of cost or market adjustment. In addition, we had a $18.2 million decrease in accounts receivable, which was offset by decreases of $12.7 million in accrued compensation, $11.1 million in deferred revenue and $8.2 million in accounts payable. The decrease in accounts receivable was primarily due to lower revenue in the fourth quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in accrued compensation was primarily due to payments of a profit sharing bonus accrued in fiscal 2015 which was not repeated in fiscal 2016 and a lower commission accrual in fiscal 2016 related to lower branded revenue. The decrease in deferred revenue was largely due to decreased deferred service contracts revenue for tape automation systems. The decrease in accounts payable was primarily due to the timing of invoice payments and lower inventory purchases in fiscal 2016 compared to fiscal 2015.
Cash used in investing activities was primarily due to $3.5 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for product development, IT infrastructure upgrades and leasehold improvements in our Colorado Springs facility.
Cash used in financing activities was primarily due to the $83.7 million payment of the 3.50% notes, partially offset by $65.7 million of net borrowings under the WF credit agreement.

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
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2016, we had issued non-cancelable commitments for $42.2 million to purchase inventory from our contract manufacturers and suppliers.
Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market purchases or private transactions. As of March 31, 2016, $87.9 million remained under this authorization. No stock repurchases were made during the fiscal years ended March 31, 2016, 2015 or 2014. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of the WF credit agreement.

Contractual Obligations
The table below summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Long-term debt	$5,076	$63,424	$—	$—	$68,500
Convertible subordinated debt	3,150	73,150	—	—	76,300
Purchase obligations	42,167	—	—	—	42,167
Operating leases:
Lease payments	8,564	15,124	10,495	2,156	36,339
Sublease rental income	(971)	(1,875)	(1,755)	—	(4,601)
Total operating leases	7,593	13,249	8,740	2,156	31,738

Total contractual cash obligations	$57,986	$149,823	$8,740	$2,156	$218,705
The contractual commitments shown above include $9.1 million in interest payments on our various debt obligations. As of March 31, 2016, we had $5.7 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.
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
Revenue Recognition
Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining estimated selling prices and allocating revenue based on the relative selling prices in arrangements with multiple deliverables, including assessing whether we have vendor-specific objective evidence (“VSOE”) of selling price, third-party evidence of selling price (“TPE”) or best estimate of selling price ("BESP") for each deliverable; the interpretation of non-standard terms and conditions in sales agreements; assessments of future price adjustments, such as rebates, price protection and future product returns and estimates for contractual licensee fees.
When we enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, these arrangements require us to identify each deliverable and determine its estimated selling price. Additionally, we sometimes use judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and non-software components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue.

When we enter into multiple deliverable revenue arrangements with customers which are not subject to software revenue guidance, we use judgment to (1) separate the deliverables based on specific criteria, (2) assign an estimated selling price to each deliverable based on the fair value hierarchy using VSOE, TPE, or BESP and (3) allocate the total arrangement consideration using the relative selling price method. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use BESP. We use judgment to determine BESP, which is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. In this determination we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.
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
For software products, we generally recognize revenue upon delivery of the software. Revenue from post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue, as the value of these support arrangements are the upgrades and enhancements to the software licenses themselves and there is no on-site support, and is recognized ratably over the term of the support agreement.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds in fiscal 2016 and 2015. During both fiscal 2016 and 2015, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.

In addition, changes in interest rates affect interest expense on our borrowings under the WF credit agreement. The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement. We had $65.7 million outstanding borrowings under the WF credit agreement as of March 31, 2016 at a weighted average interest rate of 3.18%. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.7 million change in our annual interest expense on our outstanding borrowings as of March 31, 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31,2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changed the manner in which it classifies debt issue costs on the consolidated balance sheets.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
June 3, 2016

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$33,870	$67,948
Restricted cash	2,788	2,621
Accounts receivable, net of allowance for doubtful accounts of $22 and $27, respectively	105,959	124,159
Manufacturing inventories	40,614	50,274
Service parts inventories	21,407	24,640
Other current assets	6,953	11,942
Total current assets	211,591	281,584
Long-term assets:
Property and equipment, less accumulated depreciation	12,939	14,653
Intangible assets, less accumulated amortization	451	731
Goodwill	—	55,613
Other long-term assets	4,565	4,577
Total long-term assets	17,955	75,574
	$229,546	$357,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$46,136	$54,367
Accrued warranty	3,430	4,219
Deferred revenue, current	88,919	95,899
Accrued restructuring charges, current	1,621	3,855
Long-term debt, current	3,000	—
Convertible subordinated debt, current, net of unamortized debt issuance costs of
$390 at March 31, 2015	—	83,345
Accrued compensation	22,744	35,414
Other accrued liabilities	13,806	20,740
Total current liabilities	179,656	297,839
Long-term liabilities:
Deferred revenue, long-term	35,427	39,532
Accrued restructuring charges, long-term	1,116	991
Long-term debt	62,709	—
Convertible subordinated debt, long-term net of unamortized debt issuance costs of
$747 and $1,207, respectively	69,253	68,793
Other long-term liabilities	8,324	10,441
Total long-term liabilities	176,829	119,757
Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2016 and 2015	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 266,209 and 258,208
shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	2,662	2,582
Capital in excess of par	464,549	456,411
Accumulated deficit	(597,994)	(523,311)
Accumulated other comprehensive income	3,844	3,880
Stockholders’ deficit	(126,939)	(60,438)
	$229,546	$357,158
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2016	2015	2014
Product revenue	$286,217	$355,579	$348,318
Service revenue	148,548	155,674	147,199
Royalty revenue	41,193	41,842	57,648
Total revenue	475,958	553,095	553,165
Product cost of revenue	206,859	237,679	237,076
Service cost of revenue	64,347	70,730	75,930
Restructuring charges related to cost of revenue	—	—	539
Total cost of revenue	271,206	308,409	313,545
Gross margin	204,752	244,686	239,620
Operating expenses:
Research and development	48,703	58,618	64,375
Sales and marketing	108,735	113,954	118,771
General and administrative	53,793	56,513	57,865
Restructuring charges	4,006	1,666	10,675
Goodwill impairment	55,613	—	—
Total operating expenses	270,850	230,751	251,686
Gain on sale of assets	—	462	267
Income (loss) from operations	(66,098)	14,397	(11,799)
Other income and expense	(191)	13,836	1,296
Interest expense	(6,817)	(9,460)	(9,754)
Loss on debt extinguishment	(394)	(1,295)	—
Income (loss) before income taxes	(73,500)	17,478	(20,257)
Income tax provision	1,183	718	1,217
Net income (loss)	$(74,683)	$16,760	$(21,474)

Basic net income (loss) per share	$(0.28)	$0.07	$(0.09)
Diluted net income (loss) per share	$(0.28)	$0.06	$(0.09)

Weighted average shares:
Basic	262,730	254,665	247,024
Diluted	262,730	260,027	247,024

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended March 31,
	2016	2015	2014
Net income (loss)	$(74,683)	$16,760	$(21,474)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	21	(3,490)	679
Net unrealized gain (loss) on revaluation of long-term intercompany balances, net of taxes of $(15), $200 and $(67), respectively	(57)	750	(251)
Total other comprehensive income (loss)	(36)	(2,740)	428
Total comprehensive income (loss)	$(74,719)	$14,020	$(21,046)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(74,683)	$16,760	$(21,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,410	8,281	10,713
Amortization of intangible assets	280	3,697	8,902
Amortization and write off of debt issuance costs	1,062	1,896	1,634
Service parts lower of cost or market adjustment	5,972	3,698	11,307
Deferred income taxes	(85)	(160)	36
Share-based compensation	8,916	11,583	13,459
Goodwill impairment	55,613	—	—
Gain on sale of assets	—	(462)	—
Gain on sale of other investments	—	(13,574)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	18,200	(22,554)	(4,770)
Manufacturing inventories	6,325	(19,688)	13,352
Service parts inventories	(780)	(1,010)	2,675
Accounts payable	(8,180)	12,849	(5,881)
Accrued warranty	(789)	(1,897)	(1,404)
Deferred revenue	(11,085)	(2,721)	8,651
Accrued restructuring charges	(2,109)	(3,548)	3,619
Accrued compensation	(12,712)	11,318	(6,140)
Other assets and liabilities	(4,075)	1,566	795
Net cash provided by (used in) operating activities	(11,720)	6,034	35,474
Cash flows from investing activities:
Purchases of property and equipment	(3,482)	(3,241)	(5,957)
Proceeds from sale of assets	—	462	—
Change in restricted cash	(139)	(250)	426
Purchases of other investments	—	(22)	(1,118)
Return of principal from other investments	—	112	—
Proceeds from sale of other investments	—	15,097	—
Payment for business acquisition, net of cash acquired	—	(517)	—
Net cash provided by (used in) investing activities	(3,621)	11,641	(6,649)
Cash flows from financing activities:
Borrowings of long-term debt, net	68,920	—	—
Repayments of long-term debt	(3,211)	—	—
Repayments of convertible subordinated debt	(83,735)	(50,000)	(1,265)
Payment of taxes due upon vesting of restricted stock	(3,176)	(2,378)	(1,880)
Proceeds from issuance of common stock	2,478	3,737	4,430
Net cash provided by (used in) financing activities	(18,724)	(48,641)	1,285
Effect of exchange rate changes on cash and cash equivalents	(13)	(211)	39
Net increase (decrease) in cash and cash equivalents	(34,078)	(31,177)	30,149
Cash and cash equivalents at beginning of period	67,948	99,125	68,976
Cash and cash equivalents at end of period	$33,870	$67,948	$99,125
Supplemental disclosure of cash flow information:
Proceeds from sale of other investments included in other assets	$—	$1,564	$—
Purchases of property and equipment included in accounts payable	367	429	649
Cash paid during the year for:
Interest	6,873	8,498	8,247
Income taxes, net of refunds	579	750	574
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2013	243,080	$2,431	$427,611	$(518,597)	$6,192	$(82,363)
Net loss	—	—	—	(21,474)	—	(21,474)
Foreign currency translation adjustments	—	—	—	—	679	679
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(67)	—	—	—	—	(251)	(251)
Shares issued under employee stock purchase plan	3,220	32	3,424	—	—	3,456
Shares issued under employee stock incentive plans, net	4,110	41	(947)	—	—	(906)
Share-based compensation expense	—	—	13,459	—	—	13,459
Balances as of March 31, 2014	250,410	2,504	443,547	(540,071)	6,620	(87,400)
Net income	—	—	—	16,760	—	16,760
Foreign currency translation adjustments	—	—	—	—	(3,490)	(3,490)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $200	—	—	—	—	750	750
Shares issued under employee stock purchase plan	2,790	28	2,865	—	—	2,893
Shares issued under employee stock incentive plans, net	5,008	50	(1,584)	—	—	(1,534)
Share-based compensation expense	—	—	11,583	—	—	11,583
Balances as of March 31, 2015	258,208	2,582	456,411	(523,311)	3,880	(60,438)
Net loss	—	—	—	(74,683)	—	(74,683)
Foreign currency translation adjustments	—	—	—	—	21	21
Net unrealized loss on revaluation of long-term intercompany balance, net of tax of $(15)	—	—	—	—	(57)	(57)
Shares issued under employee stock purchase plan	3,273	33	2,147	—	—	2,180
Shares issued under employee stock incentive plans, net	4,728	47	(2,925)	—	—	(2,878)
Share-based compensation expense	—	—	8,916	—	—	8,916
Balances as of March 31, 2016	266,209	$2,662	$464,549	$(597,994)	$3,844	$(126,939)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980 and reincorporated in Delaware in 1987, is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. Our end-to-end tiered storage solutions enable users to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our stock is traded on the New York Stock Exchange under the symbol QTM.
The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the Consolidated Balance Sheets, prior period convertible subordinated debt, current and long-term, have been presented net of debt issuance costs to conform to current period presentation. The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in the current period to reflect this current information.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue consists of sales of hardware, software and services, as well as royalties we earn for the license of certain intellectual property. Revenue is recognized from the sale of products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectability is reasonably assured. Royalty revenue is recognized when earned or when earned amounts can be reasonably estimated.
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
For multiple element arrangements, consideration is first allocated between software (consisting of nonessential and stand-alone software) and non-software deliverables on a relative fair value basis.
Consideration in such multiple element transactions is allocated to each non-software element based on the fair value hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. For BESP, we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.
For software deliverables, we allocate consideration between multiple elements based on software revenue recognition guidance, which requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” based on the fair value of undelivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.

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
Product Revenue — Software
For software products, we generally recognize revenue upon delivery of the software. Revenue from post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue, as the value of these support arrangements are the upgrades and enhancements to the software licenses themselves and there is no on-site support, and recognized ratably over the term of the support agreement.
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
Service Revenue
Revenue for service is generally recognized upon services being rendered. Service revenue primarily consists of customer field support agreements for our hardware products. For customer field support agreements, revenue equal to the separately stated price of these service contracts is initially deferred and recognized as revenue ratably over the contract period.
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
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue and were $10.6 million, $12.3 million and $13.6 million in fiscal 2016, 2015 and 2014, respectively.
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

Advertising Expense
We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2016, 2015 and 2014 was $9.2 million, $7.6 million and $8.4 million, respectively.
Restructuring Charges
In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with strategic planning, certain cost reduction programs that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.
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
Share-Based Compensation
The majority of our share-based awards are measured based on the fair market value of the underlying stock on the date of grant. We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards at the date of grant. For awards that contain market conditions, we use a Monte-Carlo simulation model to estimate the fair value of share-based awards. Both the Black-Scholes and Monte-Carlo models require the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions in either model could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.
Foreign Currency Translation and Transactions
Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are also reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense were a $0.3 million loss in fiscal 2016, a $0.2 million gain in fiscal 2015 and a $0.3 million gain in fiscal 2014.
Derivative Instruments
Derivative instruments are carried at fair value on our Consolidated Balance Sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. We did not hold any material derivative instruments during fiscal 2016, 2015 or 2014.

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

Goodwill
We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We operate as a single reporting unit and consider the company as a whole when reviewing impairment factors. Because we have negative book value, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include our stock price, significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a sustained decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment. If impairment is indicated, a goodwill impairment charge is recorded in the current period to write the goodwill down to its implied fair value.
Accrued Warranty
We generally warrant our hardware products against certain defects for periods ranging from one to three years from the date of sale. Our tape automation systems, disk backup systems and scale-out storage solutions may carry service agreements with customers that choose to extend or upgrade the warranty service. We use a combination of internal resources and third party service providers to supply field service and support. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.
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
Common Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2016 and 2015, there was $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted unless we meet certain thresholds under the terms of our Wells Fargo credit agreement.

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
The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2016	2015
Money market funds	$1,640	$34,278

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets and goodwill. We did not record impairments to any non-financial assets in fiscal 2016 or fiscal 2015 except for a goodwill impairment in fiscal 2016, which is further described in Note 5 "Intangible Assets and Goodwill" to the Consolidated Financial Statements. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at March 31, 2016 and convertible subordinated debt at March 31, 2015. The carrying value and fair value were as follows (in thousands):

	As of March 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt(1)	$69,253	$51,686	$152,138	$166,551
Long-term debt(2)	$65,709	$65,741	$—	$—

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
Sales to our top five customers represented 28% of revenue in fiscal 2016 and 31% of revenue in fiscal 2015 and 2014. We had no customers that comprised 10% or greater of revenue in fiscal 2016, fiscal 2015 or fiscal 2014.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. We early adopted ASU 2015-03 in the first quarter of fiscal 2016 and reclassified debt issuance costs from other current and long-term assets to convertible subordinated debt on the Consolidated Balance Sheets. Adoption did not otherwise impact our statements of financial position or results of operations.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial positions. We early adopted ASU 2015-17 in the fourth quarter of fiscal 2016 on a prospective basis and classified our net deferred tax asset as non-current on the Consolidated Balance Sheets. No prior periods were retrospectively adjusted. Adoption did not otherwise impact our statements of financial position or results of operations.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)("ASU 2016-02"). ASU 2016-02 provides a new comprehensive model for lease accounting. Under ASU 2016-02, lessees and lessors should apply a "right-of-use" model in accounting for all leases and eliminate the concept of operating leases and off-balance sheet leases. ASU 2016-02 will become effective for us beginning April 1, 2019, or fiscal 2020. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning April 1, 2017, or fiscal 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

The FASB issued the following accounting standard updates related to Topic 606:

•
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

•
ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11") in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for us beginning April 1, 2018, or fiscal 2019. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.
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

NOTE 4: BALANCE SHEET DETAILS
Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31,
	2016	2015
Cash	$35,018	$36,291
Money market funds	1,640	34,278
	$36,658	$70,569

Manufacturing inventories consisted of (in thousands):

	As of March 31,
	2016	2015
Finished goods	$22,127	$28,022
Work in process	665	58
Materials and purchased parts	17,822	22,194
	$40,614	$50,274
Service parts inventories consisted of (in thousands):

	As of March 31,
	2016	2015
Finished goods	$16,381	$18,143
Component parts	5,026	6,497
	$21,407	$24,640
Property and equipment consisted of (in thousands):

	As of March 31,
	2016	2015
Machinery and equipment	$105,511	$122,339
Furniture and fixtures	4,316	5,816
Leasehold improvements	19,799	20,309
	129,626	148,464
Less: accumulated depreciation	(116,687)	(133,811)
	$12,939	$14,653
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

Following is the weighted average amortization period for our amortizable intangible assets:

Amortization (Years)
Purchased technology	6.3
Trademarks	6.0
Customer lists	8.2
All intangible assets	6.8

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014 is provided in the table below (in thousands):

	For the year ended March 31,
	2016	2015	2014
Purchased technology	$280	$913	$1,476
Customer lists	—	2,784	7,426
	$280	$3,697	$8,902
The following table provides a summary of the carrying value of intangible assets (in thousands):

	As of March 31,
	2016			2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$178,292	$(177,841)	$451	$179,992	$(179,261)	$731
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	64,701	(64,701)	—	66,219	(66,219)	—
	$246,893	$(246,442)	$451	$250,111	$(249,380)	$731
The total expected future amortization related to amortizable intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2017	$175
Fiscal 2018	138
Fiscal 2019	103
Fiscal 2020	35
Total as of March 31, 2016	$451
We evaluate our amortizable intangible and other long-lived assets for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in fiscal 2016, 2015 and 2014. In fiscal 2016 and fiscal 2015, we retired $3.2 million and $9.8 million, respectively, of fully amortized intangible assets related to prior acquisitions.

Goodwill
The following provides a summary of activity relating to the carrying value of goodwill (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Amount
Balance as of March 31, 2015 and March 31, 2014	$394,613	$(339,000)	$55,613
Impairment charges	—	(55,613)	(55,613)
Balance as of March 31, 2016	$394,613	$(394,613)	$—
We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Because we have negative book value, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the fourth quarter of fiscal 2016, our stock price dropped to a low closing price of $0.44 per share, down from $0.93 per share at December 31, 2015. As a result, during the fourth quarter of fiscal 2016 we determined it was more likely than not that the fair value of our goodwill is less than its carrying amount and performed a second step to quantify the amount of goodwill impairment.

We determined the fair value of our single reporting unit using the income approach derived from a discounted cash flow methodology and other valuation techniques, as well as necessary estimates and assumptions about the future to determine fair value. We allocated the fair value of our single reporting unit to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. After performing our analysis, we determined our goodwill was impaired and recorded an impairment charge of $55.6 million in fiscal 2016.

Inherent in the development of our cash flow projections using the income approach are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also made certain assumptions about future economic conditions, applicable interest rates and other market data. Many of the factors used in assessing fair value are outside of our control. Future period results could differ from these estimates and assumptions, which could materially affect the determination of fair value of the company and future amounts of potential impairment. The following significant assumptions were used to determine fair value under the income approach: expected future revenue growth; operating profit margins; working capital levels; asset lives used to generate future cash flows; a discount rate; a terminal value multiple; an income tax rate; and utilization of net operating loss carryforwards.
Our annual impairment evaluation for goodwill in the fourth quarters of fiscal 2015 and 2014 did not indicate any impairment of our goodwill in fiscal 2015 and 2014.
NOTE 6: ACCRUED WARRANTY
The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2016	2015
Beginning balance	$4,219	$6,116
Additional warranties issued	6,139	6,146
Adjustments for warranties issued in prior fiscal years	666	(185)
Settlements	(7,594)	(7,858)
Ending balance	$3,430	$4,219

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

NOTE 7: DEBT
Convertible Subordinated Debt
4.50% Notes
On October 31, 2012, we issued $60 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017, and on November 6, 2012 we issued an additional $10 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 pursuant to an over-allotment provision (“4.50% notes”). These notes are convertible into shares of our common stock at a conversion rate of 607.1645 shares per $1,000 principal amount, a conversion price of approximately $1.65 per share. We may not redeem the notes prior to their maturity date although investors may convert the 4.50% notes into Quantum common stock until November 14, 2017 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually on May 15 and November 15 of each year beginning in May 2013. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities. We incurred and capitalized $2.3 million of fees for the 4.50% notes which are included in convertible subordinated debt, long-term in our Consolidated Balance Sheets as a direct deduction of the carrying amount of the 4.50% notes as of March 31, 2016 and 2015. These fees are amortized to interest expense over the term of the notes.
3.50% Notes
On November 15, 2010, we issued $135 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 with a conversion price of $4.33 per share of our common stock (“3.50% notes”). We incurred and capitalized $5 million of loan fees in fiscal 2011 for the 3.50% notes which were included in convertible subordinated debt, short-term in our Consolidated Balance Sheets as a direct deduction of the carrying amount of the 3.50% notes as of March 31, 2015. These fees were amortized to interest expense over the term of the notes.
On March 11, 2014, we entered into a private transaction with a note holder to purchase $1.3 million of aggregate principal amount of notes for $1.3 million. On January 28, 2015, we entered into a private transaction with a note holder to purchase $50 million of aggregate principal amount for $51 million. In connection with this transaction, we recorded a loss on debt extinguishment of $1.3 million comprised of the loss of $1 million from the notes purchased and a write-off of $0.3 million of unamortized debt issuance costs related to the purchased notes. We also paid accrued interest on the purchased notes of $0.4 million. We funded these transactions using cash on hand.
On October 5, 2015, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes. We used a combination of $66.1 million of proceeds from our credit agreement with Wells Fargo and $16.3 million of cash to fund the purchase and pay the accrued interest. On November 15, 2015, we purchased the remaining $2.8 million of the 3.50% notes and funded this payment using proceeds from the credit agreement with Wells Fargo.
Wells Fargo Credit Agreement
On March 29, 2012, we refinanced a secured credit agreement with Credit Suisse by entering into a senior secured credit agreement (“WF credit agreement”) with Wells Fargo Capital Finance, LLC. We incurred and capitalized $1.0 million of fees related to the WF credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the term of the WF credit agreement in the Consolidated Statements of Operations.
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

On April 15, 2016, the WF credit agreement was amended to modify the maturity date, increase the excess availability requirement over time and reduce the maximum amount of intellectual property assets that may be included in the borrowing base over time.
Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility, which matures August 10, 2017. As of March 31, 2016, we had a $65.7 million outstanding balance on the line of credit at a weighted average interest rate of 3.18%. In addition, we have letters of credit totaling $1.0 million, reducing the amount available to borrow to $8.3 million at March 31, 2016. Quarterly, we are required to pay a .375% commitment fee on undrawn amounts under the revolving credit facility.
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
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The excess availability requirement increases by $1.5 million on June 1, 2016, and on the first day of each September, December, March and June occurring thereafter. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments thereto. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million; otherwise they are to be filed quarterly. As of March 31, 2016, and during fiscal 2016, we were in compliance with all covenants.
Debt Maturities
A summary of the scheduled maturities for our outstanding debt as of March 31, 2016 follows (in thousands):

Debt Maturity
Fiscal 2017	$3,000
Fiscal 2018	132,709
Total as of March 31, 2016	$135,709
NOTE 8: RESTRUCTURING CHARGES
Fiscal 2016 Restructuring Plan
In November 2015, we approved a plan ("Fiscal 2016 Restructuring Plan") to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions, in order to improve our cost structure and align spending with continuing operations plans. The costs associated with these actions consist of restructuring charges related to severance and benefits. We incurred aggregate restructuring charges of approximately $2.0 million under this plan, of which $1.7 million was paid. The ending balance for accrued restructuring charges for the Fiscal 2016 Restructuring Plan is $0.3 million as of March 31, 2016, which is expected to be paid by the second quarter of fiscal 2017.
The following summarizes the type of restructuring expense for fiscal 2016, 2015 and 2014 (in thousands):

	For the year ended March 31,
	2016	2015	2014
Restructuring expense related to cost of revenue	$—	$—	$539
Restructuring expense in operating expense	4,006	1,666	10,675
	$4,006	$1,666	$11,214

	For the year ended March 31,
	2016	2015	2014
Severance and benefits	$2,293	$406	$6,139
Facilities	1,713	1,250	4,303
Other	—	10	772
	$4,006	$1,666	$11,214
Fiscal 2016
Restructuring charges in fiscal 2016 were largely due to $2.3 million of severance and benefits costs primarily from the Fiscal 2016 Restructuring Plan. Additionally, we incurred $1.7 million of restructuring charges related to facilities costs primarily due to a change in estimate of sublease timing for our facilities previously used in manufacturing.
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
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Other	Total
Balance as of March 31, 2013	$2,711	$2,045	$—	$4,756
Restructuring costs	7,522	4,392	772	12,686
Adjustments of prior estimates	(1,383)	(89)	—	(1,472)
Cash payments	(7,276)	(607)	(702)	(8,585)
Other non-cash	—	983	—	983
Balance as of March 31, 2014	1,574	6,724	70	8,368
Restructuring costs	749	1,680	13	2,442
Adjustments of prior estimates	(343)	(430)	(3)	(776)
Cash payments	(1,791)	(3,617)	(80)	(5,488)
Other non-cash	—	300	—	300
Balance as of March 31, 2015	189	4,657	—	4,846
Restructuring costs	2,266	656	—	2,922
Adjustments of prior estimates	27	1,057	—	1,084
Cash payments	(2,128)	(4,087)	—	(6,215)
Other non-cash	—	100	—	100
Balance as of March 31, 2016	$354	$2,383	$—	$2,737

Estimated timing of future payouts:	Severance and benefits	Facilities	Total
Fiscal 2017	$220	$1,401	$1,621
Fiscal 2018 to 2022	134	982	1,116
	$354	$2,383	$2,737

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.
NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Description of Stock Incentive Plans
2012 Long-Term Incentive Plan
We have a stockholder approved 2012 Long-Term Incentive Plan (the “Plan”) which had 39.3 million shares authorized at March 31, 2016. There were 21.9 million shares available for grant and 15.2 million stock options and restricted shares that were outstanding under the Plan as of March 31, 2016, which expire at various times through April 2018.
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
Stock Purchase Plan
We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The maximum number of shares that may be issued under the Purchase Plan is 64.3 million shares. As of March 31, 2016, 62.0 million shares had been issued. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of 2.0 million shares to be purchased in any six month offering period. Employees purchased 3.3 million shares, 2.8 million shares and 3.2 million shares of common stock under the Purchase Plan in fiscal 2016, 2015 and 2014, respectively. The weighted-average price of stock purchased under the Purchase Plan was $0.67, $1.04 and $1.07 in fiscal 2016, 2015 and 2014, respectively. There were 2.3 million shares available for issuance as of March 31, 2016.

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
We granted 0.8 million RSUs with market conditions (“market RSUs”) in fiscal 2014 and estimated the fair value of these market RSUs using a Monte Carlo simulation model. The number of market RSUs is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates. The Monte Carlo model requires the input of assumptions including expected volatility, risk-free interest rate and expected term in order to simulate a large number of possible outcomes to provide an estimated fair value of the market RSUs. We used an expected volatility of 66%, a risk free interest rate of 0.5% and expected terms of ten months, 22 months and 34 months that mirrors the various vesting dates of the awards. The estimated grant date fair value of the market RSUs was $0.7 million which is being recognized over the respective vesting periods of the awards.
We granted 1.5 million, 2.4 million and 0.2 million of RSUs with performance conditions (“performance RSUs”) in fiscal 2016, 2015 and 2014, respectively, and the fair values of the performance RSUs at the grant date were $2.6 million, $3.0 million and $0.2 million, respectively. Performance RSUs become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of the fiscal year when the performance RSUs were granted. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. The revenue and operating income targets of the fiscal 2015 performance RSUs were achieved and $0.3 million and $0.4 million of share-based compensation expense were recognized during fiscal 2016 and 2015, respectively. The performance RSUs granted in fiscal 2016 and 2014 were canceled in accordance with the grant agreement as the fiscal 2016 and 2014 targets were not met; and, therefore no share-based compensation expense was recognized.
Stock Options
No stock options were granted in fiscal 2016, 2015 or 2014.
Restricted Stock
The fair value of our restricted stock is the intrinsic value as of the grant date.
Stock Purchase Plan
The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2016	2015	2014
Option life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.26%	0.07%	0.07%
Stock price volatility	77.94%	36.58%	43.71%
Weighted-average grant date fair value	$0.29	$0.36	$0.40

Share-Based Compensation Expense
The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2016	2015	2014
Share-based compensation expense:
Cost of revenue	$1,241	$1,489	$1,963
Research and development	1,864	2,559	3,430
Sales and marketing	2,907	3,506	4,097
General and administrative	2,904	4,029	3,969
Total share-based compensation expense	$8,916	$11,583	$13,459

	For the year ended March 31,
	2016	2015	2014
Share-based compensation by type of award:
Stock options	$2	$617	$826
Restricted stock	8,220	10,102	11,356
Stock purchase plan	694	864	1,277
Total share-based compensation expense	$8,916	$11,583	$13,459

The total share-based compensation cost capitalized as part of inventory as of March 31, 2016 and 2015 was not material. During fiscal 2016, 2015 and 2014, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.
As of March 31, 2016, there was no unrecognized compensation cost related to stock options granted under our plans. Total intrinsic value of stock options exercised for the years ended March 31, 2016, 2015 and 2014 was $0.3 million, $0.4 million and $0.4 million, respectively. We settle stock option exercises by issuing additional common shares.
As of March 31, 2016, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.75 years. Total fair value of awards vested during the years ended March 31, 2016, 2015 and 2014 was $9.9 million, $7.7 million and $6.2 million, respectively, based on the fair value of our common stock on the award's vest date. We issue additional common shares upon vesting of restricted stock units.
Stock Activity
Stock Options
A summary of activity relating to all of our stock option plans is as follows (stock options and intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	4,944	$1.47
Exercised	(294)	1.01
Forfeited	(323)	1.00
Expired	(196)	1.69
Outstanding as of March 31, 2016	4,131	$1.52	0.84	$1,646
Vested and expected to vest at March 31, 2016	4,131	$1.52	0.84	$1,646
Exercisable as of March 31, 2016	4,131	$1.52	0.84	$1,646

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2016 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$0.63	—	$0.92	40	$0.72	3.54	40	$0.72
$0.98	—	$1.23	2,651	0.99	0.24	2,651	0.99
$1.85	—	$2.59	1,419	2.52	1.91	1,419	2.52
$2.90	—	$2.93	21	2.91	0.94	21	2.91
			4,131			4,131
Expiration dates ranged from April 2016 to June 2021 for stock options outstanding at March 31, 2016. Prices for stock options exercised during the three-year period ended March 31, 2016, ranged from $0.11 to $1.81.
Restricted Stock
A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested as March 31, 2015	13,791	$1.34
Granted	6,854	1.61
Vested	(6,426)	1.43
Forfeited	(3,110)	1.54
Nonvested as March 31, 2016	11,109	$1.39

NOTE 10: 401K PLAN
Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $0.6 million, $2.4 million and $2.6 million in fiscal 2016, 2015 and 2014, respectively.
NOTE 11: INCOME TAXES
Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014 follows (in thousands):

	For the year ended March 31,
	2016	2015	2014
U.S	$(77,245)	$13,507	$(22,549)
Foreign	3,745	3,971	2,292
	$(73,500)	$17,478	$(20,257)

Income tax provision consists of the following (in thousands):

	For the year ended March 31,
	2016	2015	2014
Federal:	$(401)	$(138)	$—
State:
Current	52	125	76
Foreign:
Current	1,591	890	1,096
Deferred	(59)	(159)	45
Total foreign	1,532	731	1,141
Income tax provision	$1,183	$718	$1,217

The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2016	2015	2014
Expense (benefit) at federal statutory rate	$(25,725)	$6,117	$(7,090)
State taxes	53	125	76
Unbenefited (benefited) losses and credits	27,035	(4,727)	7,974
Contingent tax reserves	108	103	460
Foreign rate differential	(347)	(778)	(218)
Other	59	(122)	15
	$1,183	$718	$1,217

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2016	2015
Deferred tax assets:
Inventory valuation method	$2,025	$1,588
Accrued warranty expense	1,320	1,624
Distribution reserves	3,898	4,283
Loss carryforwards	108,022	75,262
Tax credits	132,061	185,578
Restructuring charge accruals	1,054	1,866
Other accruals and reserves not currently deductible for tax purposes	28,656	34,490
	277,036	304,691
Less valuation allowance	(224,138)	(252,475)
Deferred tax asset	$52,898	$52,216
Deferred tax liabilities:
Depreciation	$(3,962)	$(4,302)
Acquired intangibles	(8,244)	(4,920)
Tax on unremitted foreign earnings	(16,549)	(15,968)
Other	(23,123)	(26,093)
Deferred tax liability	$(51,878)	$(51,283)
Net deferred tax asset	$1,020	$933

The valuation allowance decreased $28.3 million, $8.9 million and $8.0 million in fiscal years 2016, 2015 and 2014, respectively. The decrease in the valuation allowance during fiscal year 2016 was primarily due to NOL usage and expiring tax credits.
A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2016	2015	2014
Beginning balance	$32,449	$32,449	$32,549
Settlement and effective settlements with tax authorities and related remeasurements	—	—	(488)
Increase in balances related to tax positions taken in prior period	411	—	388
Ending balance	$32,860	$32,449	$32,449
During fiscal 2016, excluding interest and penalties, there was a $0.4 million change in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2016 was $34.1 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2016, accrued interest and penalties totaled $1.2 million. Our practice is to recognize interest and penalties related to income tax matters in income tax provision in the Consolidated Statements of Operations. Unrecognized tax benefits, including interest and penalties, were recorded in other long-term liabilities in the Consolidated Balance Sheets.
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

As of March 31, 2016, we had federal net operating loss and tax credit carryforwards of approximately $351.1 million and $90.4 million, respectively. Our federal net operating loss carryforwards include $34.3 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2017 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.1 million of acquired net operating losses and $10.7 million of credits.
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
NOTE 12: NET INCOME (LOSS) PER SHARE
Equity Instruments Outstanding
We have stock options and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, respectively, would increase shares outstanding. We have 4.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $1.65 per share. We also had 3.50% convertible subordinated notes outstanding as of March 31, 2015 and 2014, which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.33 per share. Both the 4.50% and 3.50% notes, if converted, would increase shares outstanding.
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
Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(74,683)	$16,760	$(21,474)

Denominator:
Weighted average shares:
Basic	262,730	254,665	247,024
Dilutive shares from stock plans	—	5,362	—
Diluted	262,730	260,027	247,024

Basic net income (loss) per share	$(0.28)	$0.07	$(0.09)
Diluted net income (loss) per share	$(0.28)	$0.06	$(0.09)

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For fiscal 2016, 2015 and 2014, there were 10.0 million, 29.0 million and 31.1 million, respectively, of weighted average shares related to the 3.50% convertible subordinated notes that were excluded. For fiscal 2016, 2015 and 2014, $1.8 million, $5.3 million and $5.7 million, respectively, of related interest expense was excluded.

•	For fiscal 2016, 2015 and 2014, there were 42.5 million of weighted average shares and $3.6 million of related interest expense related to the 4.50% convertible subordinated notes that were excluded

•	Stock options to purchase 4.5 million, 2.4 million and 12.8 million weighted average shares in fiscal 2016, 2015 and 2014, respectively, were excluded.

•	Unvested restricted stock units of 12.1 million, less than 0.1 million, and 11.0 million weighted average shares for fiscal 2016, 2015 and 2014, respectively, were excluded.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.
In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. In August 2010, we negotiated lower lease rates and a five year extension on one of the buildings. In March 2015, we entered into a sublease agreement to sublease a portion of one of the buildings. The future minimum lease payment schedule below includes $15.0 million of lease payments and $4.4 million of sublease rental income for this Colorado Springs campus.
Rent expense was $6.6 million in fiscal 2016, $7.0 million in fiscal 2015 and $10.3 million in fiscal 2014. Sublease income was $0.1 million for fiscal 2016 and immaterial in fiscal 2015 and 2014.
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Lease Payments	Sublease Rental Income	Total
For the year ending March 31,
2017	$8,564	$(971)	$7,593
2018	7,961	(966)	6,995
2019	7,163	(909)	6,254
2020	5,558	(943)	4,615
2021	4,937	(812)	4,125
Thereafter	2,156	—	2,156
	$36,339	$(4,601)	$31,738
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2016, we had issued non-cancelable commitments for $42.2 million to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings
On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for inter partes review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the inter partes review proceedings. On January 29, 2016, the Patent Trial and Appeal Board issued decisions on the inter partes reviews for U.S. patents 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable. On March 17, 2016, the Patent Trial and Appeal Board issued a decision on the inter partes review for U.S. patent 7,934,041, ordering all claims to be unpatentable. On March 31, 2016, Crossroads filed Notices of Appeal in each of the inter partes review decisions. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On September 23, 2014, we filed a lawsuit against Crossroads in the U.S. District Court for the Northern District of California alleging patent infringement of our U.S. patent 6,766,412 by Crossroads' StrongBox VSeries Library Solution product. We are seeking injunctive relief and the recovery of monetary damages. On December 4, 2014, we amended our complaint alleging infringement of a second U.S. patent, 5,940,849, related to Crossroads' SPHiNX product line. On December 16, 2014, we withdrew the amended complaint alleging infringement of the second patent, 5,940,849. On November 23, 2015, we dismissed the lawsuit alleging patent infringement of U.S. patent 6,766,412 pursuant to a confidential settlement agreement.
Indemnifications
We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2016 and 2015, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.
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
Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2016		2015		2014
	Long- Lived Assets	Revenue	Long- Lived Assets	Revenue	Long-Lived Assets	Revenue
Americas	$12,657	$304,007	$14,063	$340,811	$16,759	$359,259
Europe	145	124,821	421	152,186	524	143,508
Asia Pacific	137	47,130	169	60,098	291	50,398
	$12,939	$475,958	$14,653	$553,095	$17,574	$553,165

Revenue for Americas regions outside of the United States is immaterial. Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2016	2015	2014
Tape automation systems	$97,454	$152,205	$174,438
Disk backup systems	39,722	54,845	50,217
Devices and media	45,767	62,642	70,680
Scale-out storage solutions	103,274	85,887	52,983
Service	148,548	155,674	147,199
Royalty	41,193	41,842	57,648
Total revenue	$475,958	$553,095	$553,165

NOTE 15: UNAUDITED QUARTERLY FINANCIAL DATA

	For the year ended March 31, 2016
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$110,856	$117,025	$128,048	$120,029
Gross margin	46,965	46,317	56,697	54,773
Net loss	(10,755)	(11,227)	(299)	(52,402)
Basic and diluted net loss per share	(0.04)	(0.04)	(0.00)	(0.20)

	For the year ended March 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$128,128	$135,106	$142,063	$147,798
Gross margin	55,526	61,929	65,067	62,164
Net income (loss)	(4,324)	1,248	6,931	12,905
Basic net income (loss) per share	(0.02)	0.00	0.03	0.05
Diluted net income (loss) per share	(0.02)	0.00	0.03	0.04
Net income for fiscal 2015 included a $13.6 million gain on the sale of our investment in a privately held company which was recorded in the fourth quarter of fiscal 2015. Net loss for fiscal 2016 included a $55.6 million goodwill impairment charge which was recorded in the fourth quarter of fiscal 2016.

SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Net additions (releases) charged to expense	Recoveries(Deductions) (i)	Balance at end of period
For the year ended:
March 31, 2016	$27	$(78)	$73	$22
March 31, 2015	88	40	(101)	27
March 31, 2014	62	(39)	65	88
____________________
(i)       Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria for effective control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2016, as set forth at the beginning of Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2016. For information pertaining to our executive officers, refer to the section captioned “Executive Officers & Management Team”, Item 1 "Business" of this Annual Report on Form 10-K.
We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is: http://www.quantum.com, and the code of ethics may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then "Corporate Governance." Copies of the code are available free upon request by a stockholder.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

	As of March 31, 2016
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for grant under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	15,220	$0.41	21,907
Equity compensation plans not approved by stockholders (2)	20	$0.63	—
	15,240	$0.41	21,907

____________________

(1)
Included in the stockholder approved plans are 11.1 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $1.53.

(2)
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

We also have an employee stock purchase plan with 2.3 million shares available for issuance that has been approved by stockholders.
The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2016.

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

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Pancetera Software, Inc., Quarry Acquisition Corporation and Henrik Rosendahl as the stockholder representative, dated June 13, 2011.	10-Q	001-13449	10.8	August 9, 2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
3.5	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on February 3, 2016	8-K	001-13449	3.1	February 8, 2016
4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010
4.2	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Form of Amended and Restated Change of Control Agreement between Registrant and each of Registrant’s Executive Officers.*	10-Q	001-13449	10.2	November 6, 2015
10.3	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.2	May 10, 2011
10.4	Quantum Corporation 2012 Long-Term Incentive Plan as amended.*	8-K	001-13449	10.1	August 31, 2015
10.5	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.2	February 15, 2013
10.6	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.3	February 15, 2013
10.7	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.4	February 15, 2013
10.8	Quantum Corporation Employee Stock Purchase Plan, as amended. *	10-K	001-13449	10.9	June 12, 2015
10.9	Quantum Corporation Executive Officer Incentive Plan. *	10-K	001-13449	10.10	June 12, 2015
10.10	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.1	April 5, 2011
10.11	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.1	February 8, 2013
10.12	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.13	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.3	February 5, 2010
10.15	Offer Letter of Mr. David A. Krall, dated August 11, 2011. *	8-K	001-13449	10.1	August 22, 2011
10.16	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.17	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.18	Offer Letter, dated August 7, 2013, between Registrant and Louis DiNardo.*	10-Q	001-13449	10.3	November 12, 2013
10.19	Offer Letter, dated August 7, 2013, between Registrant and Gregg J. Powers.*	10-Q	001-13449	10.4	November 12, 2013
10.20	Offer Letter, dated August 29, 2014, between Registrant and Dale L. Fuller.*	10-K	001-13449	10.23	June 12, 2015
10.21	Offer Letter, dated May 1, 2015, between Registrant and Robert J. Andersen.*	10-K	001-13449	10.24	June 12, 2015
10.22	Offer Letter, dated March 29, 2016, between Registrant and Clifford Press.*	8-K	001-13449	10.1	April 5, 2016
10.23	Form of Agreement to Advance Legal Fees between the Registrant and certain of its Executive Officers.*	10-K	001-13449	10.25	June 12, 2015
10.24	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto.	10-K	001-13449	10.22	June 14, 2012
10.25	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.26	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
10.27	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
10.28	Consent and Fifth Amendment to Credit Agreement, dated February 6, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	April 29, 2014
10.29	Sixth Amendment to Credit Agreement and Second Amendment to Security Agreement, dated April 24, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.2	April 29, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.30	Seventh Amendment to Credit Agreement, dated August 7, 2015, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	August 13, 2015
10.31	Eighth Amendment to Credit Agreement, dated November 13, 2015, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation. ‡
10.32	Ninth Amendment to Credit Agreement, dated April 15, 2016, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.1	April 18, 2016
10.33	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.34	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.35	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.36	First Amendment dated August 1, 2010 to Lease Agreement between Registrant and CS/Federal Drive AB LLC (for Building B).	10-K	001-13449	10.35	June 12, 2015
10.37	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.38	First Amendment dated August 1, 2010 to Lease Agreement between Registrant and CS/Federal Drive AB LLC (for Building C).	10-K	001-13449	10.37	June 12, 2015
10.39	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.40	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.41	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.42	Agreement, dated as of May 13, 2013, by and among Registrant, Starboard Value LP, and certain of its affiliates.	8-K	001-13449	10.1	May 14, 2013
10.43	Agreement, dated as of July 28, 2014, by and among Registrant and Starboard Value L.P. and certain of its affiliates	8-K	001-13449	10.1	July 29, 2014
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document. ††
101.SCH	XBRL Taxonomy Extension Schema Document. ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ††

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.
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

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	June 3, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon W. Gacek and Fuad Ahmad, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 3, 2016.

Signature	Title

/s/ JON W. GACEK	Director, President and Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ FUAD AHMAD	Chief Financial Officer
Fuad Ahmad	(Principal Financial and Chief Accounting Officer)

/s/ ROBERT J. ANDERSEN	Director
Robert J. Andersen

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ LOUIS DINARDO	Director
Louis DiNardo

/s/ DALE L. FULLER	Director
Dale L. Fuller

/s/ DAVID A. KRALL	Director
David A. Krall

/s/ GREGG J. POWERS	Director
Gregg J. Powers

/s/ CLIFFORD PRESS	Director
Clifford Press

/s/ DAVID E. ROBERSON	Director
David E. Roberson