Form 10-K/A
period 2016-03-31
QUANTUM CORP /DE/
filed 2016-07-27
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13449

QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2665054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

224 Airport Parkway, Suite 300
San Jose, California 95110
(Address of principal executive offices, zip code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of the close of business on July 25, 2016, there were 296,196 shares of the registrant’s common stock issued and outstanding.

FORM 10–K/A
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2016, originally filed on June 3, 2016 (the “Original Filing”). We are filing this Amendment solely to include the information required by Part III and not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board is composed of nine directors. Certain information regarding the members of the Board as of July 20, 2016, is set forth below, including with respect to each director of the Company, the name and age of the director as of July 20, 2016, present position with the Company or principal occupation, and employment history during the past five years. There are no family relationships between any directors or executive officers of the Company.

Name of Director	Age	Director Since	Position
Robert J. Andersen(1)	52	2015	Director
Paul R. Auvil III(1)(3)	52	2007	Director
Louis DiNardo(2)	56	2013	Director
Dale L. Fuller(3)	57	2014	Director
Jon W. Gacek	54	2011	Director, President and Chief Executive Officer
David A. Krall(2)	56	2011	Director
Gregg J. Powers(3)	53	2013	Director
Clifford Press(3)	62	2016	Director
David E. Roberson(1)(2)	61	2011	Director

(1)	Member of the Audit Committee.
(2)	Member of the Leadership and Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Mr. Robert J. Andersen has served as Executive Vice President and Chief Financial Officer of Tessera Technologies, Inc., a leading developer of semiconductor packaging solutions and advanced imaging products, since January 2014. From June 2011 to July 2013, he served as the Executive Vice President and Chief Financial Officer of G2 Holdings Corp. d/b/a Components Direct, a privately held provider of cloud-based product life cycle solutions that was acquired by Avnet, Inc. in April 2013. From September 2008 to June 2011, Mr. Andersen served as Vice President of Finance and then as Chief Financial Officer at Phoenix Technologies Ltd., a publicly traded developer of core system software and productivity solutions for personal computers. Prior to his time at Phoenix Technologies, Mr. Andersen served in various senior financial roles at Wind River Systems, Inc., a publicly traded embedded systems software company, and NextOffice, Inc., a privately held technology company. Mr. Andersen began his finance career at Hewlett-Packard Company, where he served in various controller, treasury and technology finance management roles. Mr. Andersen has a B.A. in Economics from the University of California, Davis, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. We believe that Mr. Andersen possesses specific attributes that qualify him to serve as a member of the Board, including his significant expertise in financial operations, capital allocation decisions and M&A transactions.

Mr. Paul R. Auvil III has served as Chief Financial Officer of Proofpoint, Inc. since March 2007, leading the company’s public offering in April of 2012. Prior to joining Proofpoint, Mr. Auvil was an entrepreneur-in-residence with Benchmark Capital, a venture capital firm, from October 2006 to March 2007. While at Benchmark, he evaluated a broad range of investments and advised various portfolio companies throughout the technology industry. From August 2002 to July 2006, he held the position of Chief Financial Officer of VMware, Inc., a global leader in virtualization and cloud infrastructure companies. Prior to that, Mr. Auvil served for four years as Chief Financial Officer at Vitria Technology, where he led various aspects of the company’s financial and business operations, executing both an initial and secondary public offering during his tenure. Earlier in his career, he spent 10 years at VLSI Technology, ultimately becoming vice president and general manager of its Internet and Secure Products Division. Mr. Auvil holds a Bachelor of Engineering degree from Dartmouth College and a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University. He also serves on the Board of Directors of Marin Software, a provider of a Revenue Acquisition Management platform for advertisers and agencies. Mr. Auvil is the Chairman of Quantum’s Board and is a member of the Company’s Corporate Governance and Nominating Committee as well as the Audit Committee. With a career in finance and technology spanning more than 25 years, Mr. Auvil brings valuable management, financial and corporate leadership experience to Quantum. In particular, he brings to the Board a deep understanding of financial statements, corporate finance, accounting and capital markets; senior management experience at technology companies relevant to Quantum’s business; and expertise on issues facing public companies and governance matters. As a trained engineer, Mr. Auvil also holds patents related to digital video compression in Japan and high-speed, PCI compatible on-chip data bus in the U.S., which demonstrates his extensive technological expertise and provides valuable insight to our Board on the critical role of innovation and strategic growth direction.

Mr. Louis DiNardo has served as a Principal of BackBeat Management Solutions, a venture capital company, since May 2016. He served as the President and Chief Executive Officer of Exar Corporation, a provider of integrated circuits and solutions for data communication, networking, storage, consumer and industrial applications, from January 2012 to October 2015. From January 2008 through December 2011, he was a Partner at Crosslink Capital, a stage-independent venture capital and growth equity firm based in San Francisco and focused on semiconductor and alternative energy technology investment in private companies. Mr. DiNardo was a partner at VantagePoint Venture Partners from January 2007 through January 2008. Mr. DiNardo was President and Chief Operating Officer at Intersil Corporation from January 2006 through October 2006. Prior to his promotion, Mr. DiNardo held the position of Executive Vice President of the Power Management Business at Intersil. He held the position of President and Chief Executive Officer, as well as Co-Chairman of the Board of Directors at Xicor Corporation, a public company, from 2000 until Intersil acquired the company in July of 2004. Mr. DiNardo spent thirteen years at Linear Technology where he was Vice President of Worldwide Marketing and General Manager of the Mixed-Signal Business Unit. He began his career in the semiconductor industry at Analog Devices Incorporated where he served for eight years in a variety of technical and management roles. Mr. DiNardo currently serves on the Boards of Fixeus, Incorporated and of San Diego State University, Lavin Entrepreneur Center and served on the Board of Directors of Exar Corporation from 2012 to 2015. Mr. DiNardo is a member of Quantum’s Leadership and Compensation Committee. We believe that Mr. DiNardo possesses specific attributes that qualify him to serve as a member of the Board, including his executive and board experience.

Mr. Dale L. Fuller has served as Chairman of the Supervisory Board of AVG Technologies N.V. (“AVG”), a global leader in mobile security, PC optimization, Internet security, and privacy software, since November 2009. He joined AVG’s Board of Directors in October 2008. Mr. Fuller also has served as Chairman of the Board of Directors of MobiSocial, Inc., a Stanford-based technology startup, since January 2013. Previously, Mr. Fuller served as President and Chief Executive Officer of MokaFive (n/k/a moka5, Inc.), a venture-backed private company, from 2008 to January 2013. Mr. Fuller also previously served on the Board of Directors of Zoran Corporation, a multinational digital technology company, from March 2011 until its merger with CSR plc in August 2011, and as Chairman of the Board of Directors of Webgistix Corporation, a global leader in e-commerce fulfillment, from October 2008 through January 2013. Prior to that, Mr. Fuller served as a director of Phoenix Technologies, Ltd., a BIOS software company, from November 2009 until its sale to Marlin Equity Partners in November 2010. Mr. Fuller also previously served on the Boards of Directors of Guidance Software, Inc., Krugle, Inc., Quest Aircraft Company, LLC and McAfee, Inc. (“McAfee”). In addition, Mr. Fuller served as interim President and CEO of McAfee, from October 2006 through March 2007. Prior to joining McAfee, he was President and CEO of Borland Software Corporation, from 1999 until 2005. Mr. Fuller also founded and served as President and CEO of WhoWhere? Corporation, which was later acquired by Lycos, Inc. As a start-up company CEO, Mr. Fuller led the expansion of several domain sites, including angelfire.com and Mailcity. In addition, he has held various senior executive positions at Apple Computer, NEC, Motorola, and Texas Instruments. Mr. Fuller holds an honorary doctorate from St. Petersburg State University. We believe that Mr. Fuller’s experience in the technology industry both as an executive officer and a director of private and publicly traded technology companies well qualifies him to serve on the Company’s Board.

Mr. Jon W. Gacek has served as President and Chief Executive Officer of Quantum Corporation since April 2011 and was also appointed to the Company’s Board of Directors in April 2011. He was President and Chief Operating Officer of Quantum from January 2011 through March 2011, with responsibility for operations, sales, marketing and service. Mr. Gacek joined the Company as Executive Vice President and Chief Financial Officer in August 2006 following Quantum’s acquisition of Advanced Digital Information Corporation (“ADIC”), and he was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Prior to joining Quantum, Mr. Gacek served as the Chief Financial Officer at ADIC, a manufacturer of tape libraries and storage management software, from 1999 to 2006. He also led ADIC’s Operations division during his last three years at the company. Before ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP, leading the Technology Practice in the firm’s Seattle office. While there, he assisted several private equity investment firms with numerous mergers, acquisitions and leveraged buyouts situations, among other transactions. Mr. Gacek served on the boards of Power-One from 2008 through 2013, of Market Leader from 2006 to 2013 and of LWD Technology from 2003 through 2007. Mr. Gacek holds a Bachelor of Arts degree in Accounting from Western Washington University. With nearly 30 years of business, operating and leadership experience, he brings to the Quantum Board extensive knowledge of the data storage and data protection industry and the Company’s worldwide business in particular.

Mr. David A. Krall has served as a strategic advisor to Roku, Inc., a leading manufacturer of media players for streaming entertainment, since December 2010 and to Universal Audio, Inc., a manufacturer of audio hardware and software plug-ins, since August 2011. From February 2010 to November 2010, he served as President and Chief Operating Officer of Roku, where his was responsible for managing all functional areas of the company. Prior to that, Mr. Krall spent two years as President and Chief Executive Officer of Qsecure, Inc., a developer of secure credit cards based on micro-electro-mechanical-system technology. From 1995 to July 2007, he held a variety of positions of increasing responsibility and scope at Avid Technology, Inc., a leading provider of digital media creation tools for the media and entertainment industry. His tenure at Avid included serving seven years as the company’s President and Chief Executive Officer. Earlier in his career, Mr. Krall worked in engineering and project management at several companies. He holds Bachelor and Master degrees in Electrical Engineering from the Massachusetts Institute of Technology and a Master of Business Administration degree, with distinction, from Harvard Business School. Mr. Krall also currently serves on the Board of Directors for Universal Audio, Audinate Pty Ltd., and Progress Software Corp. He is the Chair of Quantum’s Leadership and Compensation Committee. Mr. Krall brings to the Quantum Board a broad set of business skills, a strong educational background in engineering and 30 years of diverse professional experience. This includes significant achievements in a wide variety of disciplines and he has demonstrated leadership in a variety of management roles. In addition, throughout his career Mr. Krall has had a strong focus on market-driven product development, corporate strategy and global operating expertise. Further, his experience as a member of many public and private company Boards provides him with an enhanced perspective on an array of governance issues.

Mr. Gregg J. Powers serves as Chairman and Chief Executive Officer of Private Capital Management LLC (along with its successor entities “PCM”), a provider of equity portfolio management. After joining PCM in 1988, he became co-portfolio manager during the mid-1990s, focusing on the firm’s primary underwriting of investments in technology, healthcare and telecommunications. He was named President of PCM in 1999, Chief Executive Officer in 2008 and Chairman in 2009. As portfolio manager, Mr. Powers oversees all aspects of the investment of PCM client portfolios. He also currently serves as Chairman of the Board of Directors of Alere, Inc., a global leader in near-patient diagnosis, monitoring and health information technology. Mr. Powers has a Bachelor of Science degree in Finance from the University of Florida. He is the Chair of Quantum’s Corporate Governance and Nominating Committee. Mr. Powers offers critical investor insights and shareholder representation to the Quantum Board, helping to guide the Company’s strategic direction and overall operational and financial performance. He also brings deep financial expertise, providing an understanding of corporate finance, accounting and capital markets.

Mr. Clifford Press has served as Managing Member of Oliver Press Partners, LLC, an investment advisory firm, since March 2005. From 1986 to March 2003, Mr. Press served as a General Partner of Hyde Park Holdings, Inc., a private equity investment firm. Mr. Press currently serves as a director and a member of the Nominating and Corporate Governance Committee of Newcastle Investment Corp (NYSE: NCT) a real estate investment trust. From March 2008 to November 2009, Mr. Press served as a director and member of the Governance & Nominating Committee of Coherent Inc., a manufacturer of laser based photonic products. From December 2011 to February 2013, Mr. Press served as a director and member of the Compensation Committee of SeaBright Holdings, Inc., a specialty provider of multi-jurisdictional workers’ compensation insurance. From 2001 to June 2011, Mr. Press served as a director of GM Network Ltd., a private holding company providing Internet-based digital currency services. Mr. Press received his MA degree from Oxford University and an MBA degree from Harvard Business School. Mr. Press is a member of the Company’s Corporate Governance and Nominating Committee. We believe that Mr. Press’s financial expertise and over 25 years of experience investing in a broad range of public and private companies together with his public company board experience would make him well qualified to serve on the Board.

Mr. David E. Roberson has served as a business consultant to technology companies since 2012. Mr. Roberson served as Senior Vice President within the Enterprise Servers, Storage and Networking Group of HP from May 2007 to May 2011, where he was responsible for building on the company’s foundation as a leading provider of storage solutions and pursuing new opportunities for global growth. Additionally, he was General Manager of HP’s StorageWorks Division from May 2007 to October 2010. Prior to that, Mr. Roberson spent 26 years at Hitachi Data Systems, starting as corporate counsel and eventually becoming President and Chief Executive Officer, a position he held from 2006 to May 2007. He also served as President and Chief Operating Officer from 2002 to 2006 and Chief Operating Officer from 2000 to 2002. Mr. Roberson began his technology career at Amdahl Corporation in 1980 following posts as adjunct professor at Golden Gate University School of Law and research director at UC Hastings College of the Law. He also serves on the Board of Brocade Communications Systems, Inc., a networking solutions company. In addition, Mr. Roberson has significant previous experience serving as a board member of public companies in the software and technology industries, including International Game Technology Corporation, where he served on the board from 2008 to 2013, Spansion Corporation (2005-2008), and Integrated Device Technology Corporation (2004-2005). Mr. Roberson holds a Bachelor of Social Ecology degree from the University of California at Irvine, and a law degree from Golden Gate University School of Law in San Francisco. He also studied financial management at Harvard Business School. He is the Chair of the Quantum’s Audit Committee and a member of the Company’s Leadership and Compensation Committee. Mr. Roberson brings to the Quantum Board vast storage industry knowledge that lends keen insight into the nature of the Company’s business, enabling him to provide meaningful guidance on strategic direction, technology innovation and growth opportunities.

Selection Arrangements

Each of Messrs. Andersen, DiNardo, Fuller and Press (the “Starboard Nominees”) was initially nominated for election to the Board, or has been appointed to the Board, pursuant to a settlement agreement (the “Settlement Agreement”) between the Company and Starboard Value LP and certain of its affiliates (“Starboard”) dated July 28, 2014, as described in our Current Report on Form 8-K filed with the SEC on July 29, 2014. Mr. DiNardo was initially recommended to the Corporate Governance and Nominating Committee for nomination to the Board at the 2013 Annual Meeting and Mr. Fuller at the 2014 Annual Meeting pursuant to a settlement agreement between the Company and Starboard Value LP and certain of its affiliates dated May 13, 2013 (the “2013 Settlement Agreement”), as described in our Current Report on Form 8-K filed with the SEC on May 14, 2013. In April 2016, Mr. Press replaced Philip Black who was initially recommended for election pursuant to the 2013 Settlement Agreement and had been a director since May 2013.

Executive Officers

Pursuant to Instruction G.3. to Form 10-K, information regarding the names, biographical information and business experience of our executive officers required by Item 401 of Regulation S-K was provided in Part I of the Original Filing under the caption “Executive Officers and Management Team.”

Audit Committee

The Company has a separately-designated standing Audit Committee which currently consists of Mr. Roberson, Chair of the committee, Mr. Andersen and Mr. Auvil, all of whom are independent directors, including all applicable enhanced independence requirements for audit committee members under NYSE listing standards and SEC rules, and are financially literate, as defined in the applicable NYSE listing standards and SEC rules and regulations. Our Board has determined that David E. Roberson is an audit committee financial expert as defined by SEC rules. The Audit Committee, which generally meets at least twice per quarter, once prior to quarterly earnings releases and again prior to the filing of the Company’s quarterly and annual reports with the SEC, appoints the Company’s independent registered public accounting firm and is responsible for approving the services performed by the Company’s independent registered public accounting firm and for reviewing and evaluating the Company’s accounting principles and its systems of internal accounting controls. At each meeting, the Audit Committee first meets with Company management and the Company’s independent registered public accounting firm in order to review financial results and conduct other appropriate business. In addition, the Audit Committee regularly meets separately with the Company’s independent registered public accounting firm without the presence of management, as well as with the Company’s management and with the Company’s Internal Audit department. The Audit Committee held a total of ten (10) meetings during the fiscal year ended March 31, 2016 (“Fiscal 2016”).

Stockholder Nominations

There have been no changes to the procedures by which directors may recommend nominees for our board of directors since we have last disclosed such procedures.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is: http://www.quantum.com, and the code of ethics may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

We have adopted Corporate Governance Principles, which are available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then “Governance Documents.” Copies of our Corporate Governance Principles are available free upon request by a stockholder. The charters of our Audit Committee, Leadership and Compensation Committee and Corporate Governance and Nominating Committee are also available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Investor Relations” and then “Governance Documents.” Copies of these committee charters are available free upon request by a stockholder.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s Section 16 officers, directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by the Company and on written representations from certain reporting persons, the Company believes that all required filings were timely made during Fiscal 2016, except for one filing for Mr. Stedman reporting the surrendering of shares to satisfy tax withholding obligations upon the vesting of restricted stock units, which was late due to an administrative error.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the overall philosophy, material elements and actual compensation provided to the executive officers of the Company who served as our principal executive officer and principal financial officer during Fiscal 2016, as well as the three executive officers who were the next most highly-compensated executive officers as of the end of Fiscal 2016. Our named executive officers for Fiscal 2016 are:

●	Jon W. Gacek, President and Chief Executive Officer (our “CEO”);
●	Christopher S. Willis, Interim Senior Vice President and Chief Financial Officer (our “CFO”);
●	William C. Britts, Senior Vice President, Worldwide Sales and Marketing;
●	Robert S. Clark, Senior Vice President, Product Operations;
●	Geoffrey G. Stedman, Senior Vice President, StorNext Solutions; and
●	Linda M. Breard, Former Senior Vice President and Chief Financial Officer (our former “CFO”).

Effective January 26, 2016, Ms. Breard voluntarily resigned as Senior Vice President and Chief Financial Officer to pursue another opportunity outside of our company. Mr. Willis, Vice President, Financial Planning and Analysis, served as Interim Senior Vice President and Chief Financial Officer for the rest of Fiscal 2016. Effective April 15, 2016, Mr. Fuad Ahmad joined the Company as Senior Vice President and Chief Financial Officer. Mr. Stedman was a newly named executive in Fiscal 2016.

Executive Summary – Overview of Fiscal 2016

We are a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. Our end-to-end tiered storage solutions enable users to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

Business and Financial Highlights for Fiscal 2016

Our goal for Fiscal 2016 is to increase stockholder value by growing our scale-out storage revenue and investing to drive future scale-out growth while also delivering on our operating profit goals. We continued to focus on building our momentum in three main broad categories of scale-out storage: media and entertainment, intelligence and surveillance and technical applications. Outside of scale-out storage, our strategy continued to include leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.

During Fiscal 2016, our data protection revenues were impacted by overall weakness in general storage market. We took a series of actions to reduce our cost structure without impacting our scale-out revenue growth. During the third quarter of Fiscal 2016, we added Xcellis™ workflow storage in our scale-out storage portfolio, which is a high performance storage solution engineered to optimize demanding workflows and accelerate time to insight. We also expanded Q-Cloud® offerings with the launch of Q-Cloud Vault, a new service that enables users to take advantage of secure, low-cost public cloud storage for long-term retention of digital assets. We began offering LTO-7 to our tiered storage portfolio, more than doubling the capacity over previous generations and enabling low-cost, energy-efficient and secure storage for protecting and retaining data.

Some of our financial highlights in Fiscal 2016 included:

●

We had total revenue of $476.0 million in Fiscal 2016, a $77.1 million decrease from Fiscal 2015, primarily due to decreased revenue from data protection tape automation systems, disk backup systems, media and service, partially offset by an increase in revenue from scale-out storage solutions.

●	Revenue from branded scale-out storage solutions generally increased in Fiscal 2016 compared to Fiscal 2015 in North America.
●

Our gross margin percentage decreased 120 basis points from Fiscal 2015 to 43.0% primarily due to a combination of lower revenue and a decrease in material margin related to changes in our overall revenue mix. Higher margin service revenue decreased and lower margin products comprised a higher portion of our product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting.

●

Our operating expenses increased $40.1 million, or 17.4%, from Fiscal 2015 as a result of a $55.6 million goodwill impairment charge. The increase in operating expense was offset by a decrease in compensation and benefits largely attributable to recognition of a profit sharing bonus in Fiscal 2015 which was not repeated in Fiscal 2016, a decrease in commission expense on lower branded revenue and a decrease in intangible amortization expense due to certain intangibles becoming fully amortized during Fiscal 2015.

●

We had a $74.7 million net loss in Fiscal 2016 compared to a $16.8 million net income in Fiscal 2015, which included a gain of $13.6 million resulting from the sale of our investment in a privately held company in Fiscal 2015.

●

We repaid $83.7 million remaining balance of our 3.50% convertible subordinated notes due November 15, 2015 for $85.2 million, which included $1.1 million of accrued interest. We used a combination of $68.9 million of proceeds from our credit agreement with Wells Fargo and $16.3 million of cash to fund the purchases and pay the accrued interest. In connection with the purchases, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes.

Executive Compensation Highlights for Fiscal 2016

We are committed to responsible and effective executive compensation practices that aim to enhance stockholder value. We seek to balance the need to compensate our executive officers fairly and competitively based on their importance to the growth and success of our business and their individual contributions with our objective of ensuring that their compensation reflects Company performance that rewards for both short-term and long-term financial success. Our executive compensation program aims to (i) enhance stockholder value by designing appropriate leadership and compensation programs to enable the successful execution of the Company’s corporate strategy and objectives, (ii) facilitate competitiveness by attracting and retaining the best talent and (iii) promote meritocracy by recognizing individual contributions. During Fiscal 2016 we took the following actions with respect to the compensation of our named executive officers:

●

We reviewed the salary of our executive officers in comparison to the market and the performance of each executive. As a result of this review, we determined not to increase Mr. Gacek’s or Mr. Britt’s salaries, but provided increases to both Ms. Breard and Mr. Clark of 3%-8% to reflect their individual contributions for the prior fiscal year as well as to better align their base salaries with the market for comparable executive positions.

●

Ms. Breard, our Senior Vice President and Chief Financial Officer voluntarily resigned to pursue an opportunity outside the Company. Mr. Willis served as the Interim Senior Vice President and Chief Financial Officer for the remainder of Fiscal 2016. Effective April 15, 2016, Mr. Fuad Ahmad joined the Company as Senior Vice President and Chief Financial Officer.

●

The Company did not achieve the operating income performance targets that had been established for purposes of funding our annual bonus program, therefore the bonus pool was not funded and no bonuses were allocated in Fiscal 2016.

●

Since Fiscal 2014 and including in Fiscal 2016, the Company moved away from granting only time-based restricted stock units toward a mix of time-based restricted stock units and performance-based restricted stock units for the CEO. The performance-based equity plan was designed to only award shares if the Company met the corporate operating income and exceeded the specified revenue targets, otherwise no shares would be earned if Company’s performance falls short of the defined performance measure. Based on actual Fiscal 2016 results, the performance was not met and Mr. Gacek did not earn any portion of his Fiscal 2016 performance-based awards.

●

Since Fiscal 2015 and including in Fiscal 2016, the Company moved away from granting only time-based restricted stock units toward a mix of time-based restricted stock units and performance-based restricted stock units for our remaining executive officers. 40% of the total awards granted to the remaining executive officers were performance-based. Based on actual Fiscal 2016 results, executive officers did not earn any of their performance-based equity awards.

●

In Fiscal 2016, the Company moved from a three-year vesting schedule to four-year vesting schedule for the time-based restricted stock units. The performance stock units remained on the three-year vesting schedule.

●

We continue to maintain responsible compensation practices including having stock ownership guidelines for our CEO, an anti-pledging/anti-hedging policy, no tax gross-ups and no excessive executive perquisites.

Executive Compensation Philosophy

Pay for Performance Compensation Philosophy and Objectives

The Executive compensation program is intended to encourage and reward the executives for significant contributions to the Company’s success and for the creation of stockholder value. To that end, the Company has established and maintains a strong pay-for-performance Executive compensation program. The Committee believes that our executive compensation program should:

●	provide a strong link between pay and performance on both an individual and Company level and encourage and reward executives for significant contributions to the Company’s success;
●	ensure that the interests of all executives are aligned with the success of the Company and the interests of the Company’s stockholders;
●	promote the achievement of the Company’s short-term and long-term strategic objectives;
●	provide compensation opportunities that will attract, motivate and retain the most qualified executive talent to accomplish these objectives;
●	provide executives with a total compensation package that strikes an appropriate balance between fixed and variable pay and between short-term and long-term incentives;
●	take into account relevant economic and market considerations; and
●	ensure that the total compensation levels of executives are externally competitive and internally consistent and fair.

Our executive compensation program is designed to offer target cash and equity compensation opportunities at market-competitive levels and to reward superior Company and individual performance with above-market compensation. Company performance, as measured by pre-established corporate performance metrics and share price, together with individual performance, as measured through the Company’s annual performance evaluation process, greatly affect annual and long-term compensation levels. Actual annual executive compensation is expected to be, and will be, below targeted market median levels if the Company and/or the executive officer do not achieve the designated Company and individual performance objectives, as has been the case in recent years, including Fiscal 2016. The Committee believes that this program aligns the interests of our executive officers with those of our stockholders in promoting the creation of long-term stockholder value.

Competitive Positioning

Market competitiveness is an important element of our executive compensation program. The Committee has established that market competitiveness for this purpose generally means the market median and has determined to generally target the market median with respect to each component of our executive compensation program. In assessing the market competitiveness of our executive compensation program, the individual elements, as well as the aggregate total compensation of each executive officer (which includes base salary, target annual bonus opportunity and annual equity awards), are compared to the corresponding market median for executive officers holding similar positions or who have similar levels of responsibility in technology companies of similar size. Nevertheless, although our compensation philosophy is to generally target the market median for competitiveness purposes, the actual compensation paid to our executive officers may be above or below the competitive market based on individual and Company performance.

As its sources of data for identifying and establishing market median compensation levels, the Committee utilizes applicable compensation data from the Company’s Peer Group (as defined and discussed below), as well as from the Radford Global Technology and Radford Global Sales surveys (the “Radford Surveys”) of technology companies with annual revenue between $500M and $999.9M (collectively, the “Market Data”). In the case of our CEO, the Committee utilizes the data from our Peer Group for competitive benchmarking purposes as the Committee believes this data, given the composition of the Peer Group and the fact that each public company is required to disclose the compensation of its CEO, is the best source of competitive CEO compensation. In the case of our other executive officers, for Fiscal 2016, the Committee referenced Peer Group data provided by our independent compensation consultant. The positions of our executive officers for Fiscal 2016 were found to be directly comparable to those found in our Peer Group specific to technology companies that are comparable in size to the Company in terms of revenue.

Peer Group

The Committee has established a Peer Group of companies that are reasonably comparable to the Company in terms of industry and financial characteristics so as to provide relevant compensation information to support compensation decision making. The Committee reviews the Peer Group on an annual basis. For purposes of Fiscal 2016, the Committee established the following criteria for purposes of conducting its annual review and update of the Peer Group:

●	Technology hardware and equipment companies;
●	Inclusion of some companies with a hardware/software mix or systems/software orientation based on the Company’s strategic business direction;
●	Comparability to the Company in terms of revenue (~0.5x – 2.0x) and market capitalization (~0.5x – 5.0x); and
●	Other factors, including, geography, revenue growth, profitability, valuation, number of employees, and enterprise value.

In November 2014, the Committee, with the assistance of the Company’s independent compensation consultant, Compensia, Inc. (“Compensia”), reviewed and updated its compensation Peer Group. Based on the above criteria, Compensia recommended, and the Committee approved, the following group of peer companies for Fiscal 2016 (the “Peer Group”) (with annual revenue and market capitalization shown based on the latest available public filings with the SEC at the time the Peer Group was established):

Company	Annual Revenue ($MM)	Market Capitalization ($MM)
Black Box Corporation	$970	$365
Calix, Inc.	$381	$533
Checkpoint Systems, Inc.	$688	$571
Cray Inc.	$502	$1,178
Datalink Corporation	$612	$280
Electronics for Imaging	$758	$2,093
Emulex	$447	$457
Extreme Networks	$525	$508
Harmonic Inc.	$461	$605
Imation Corp.	$782	$142
Integrated Device Technology, Inc.	$493	$2,429
Polycom	$1,345	$1,823
Qlogic Corporation	$467	$796
Riverbed Technology	$1,074	$3,007
ShoreTel, Inc.	$340	$419
Silicon Graphics International Corp.	$530	$336
SuperMicro Computer	$1,467	$1,202

Median	$530	$571
Quantum (November 2014)	$533	$314

For Fiscal 2016, Fusion-io was removed due to acquisition and was replaced by Cray Inc. whose revenue and market capitalization fell within our established parameters. The Committee concluded that the above Peer Group of 17 companies was sufficient and representative in terms of number and size of companies for competitive executive compensation purposes.

In October 2015, the Committee approved additional changes for fiscal year 2017. Two peers (Emulex and Riverbed Technology) have been removed because both companies were acquired in 2015 and two additional peers (Polycom and Super Micro Computer) were removed because their revenue size exceeded that of our established Peer Group parameters. To ensure a large enough number of companies in the Peer Group, the Committee approved five additional peers (Avid Technology, Barracuda Networks, Infinera, Nimble Storage, and Sonus Networks) bringing the Peer Group total for Fiscal 2017 to 18 companies. Avid Technology was formerly in the Peer Group before being removed for Fiscal 2015 due to the potential of delisting.

Executive Compensation Process and Decision-Making

Role of the Leadership and Compensation Committee and the Board of Directors – The Committee oversees and approves all compensation and benefit arrangements for our executive officers, other than for our CEO. In the case of the compensation of our CEO, the independent members of the Board of Directors, based on the recommendations of the Committee, review and approve his compensation. A substantial portion of the Committee’s work involves an annual review of our executive compensation program, including determining total compensation levels for our executive officers and evaluating Company and individual executive officer performance. The Committee considers a variety of factors when determining our executive compensation program and total compensation levels. These factors include the Company’s financial performance for the most recent fiscal year, the recommendations of our CEO for all executive officers, other than for himself, the input of Compensia, and the results of competitive studies and analyses prepared by Compensia and Company management, the outcome of our annual say-on-pay vote, input we receive from stockholders as well as the individual performance of each executive.

Role of Compensation Consultant – During Fiscal 2016, the Committee consulted with Compensia on a range of issues relating to executive compensation and engaged Compensia to review the results of executive compensation studies and analyses conducted by Company management. Compensia serves at the discretion of the Committee and provides services only to the Committee. Compensia regularly meets with the Committee both with and without management present. The Committee regularly reviews its advisers’ independence status against the specific independence factors contained in the rules of the Securities and Exchange Commission and the related New York Stock Exchange corporate governance listing standards and has determined that no relationship or conflict of interest exists that would preclude Compensia from independently advising the Committee.

Role of Management – The Committee reviews recommendations made by the CEO on various executive compensation matters, including executive compensation program design, annual corporate performance metrics, bonus funding target levels, and evaluations of corporate and executive officer performance. Other members of the Company’s management team provide the Committee with the Market Data as well as data and information relating to various executive compensation matters. In addition, our CEO makes individual compensation recommendations to the Committee for our executive officers, other than for himself. While the Committee considers all recommendations made by the CEO, ultimate authority for all compensation decisions regarding our executive officers, other than for our CEO, rests with the Committee and, in the case of our CEO, rests with the independent members of the Board of Directors. Certain members of the Company’s executive management team, including our CEO and CFO, attend Committee meetings and participate in the Committee’s discussions and deliberations. However, these individuals are not present when the Committee or the independent members of the Board of Directors discusses and determines their compensation. At each meeting, the Committee also may choose to meet in an executive session without members of management present and may meet without any members of management present at any time.

Say on Pay – At the Company’s 2015 Annual Meeting of Stockholders, approximately 97% of the vote cast on the non-binding advisory vote on our executive compensation program supported the compensation of our named executive officers. In light of this voting result, and after careful consideration by the Committee, we made no significant changes to our executive compensation program in Fiscal 2016.

Performance Evaluation Process

Our executive compensation program is guided by and reflects a “pay-for-performance” philosophy. For Fiscal 2016, we followed our established and formal annual performance review and evaluation process under which the individual performance of our executive officers is reviewed by our CEO with the Committee. Each executive officer is evaluated by our CEO based on demonstrated leadership skills, individual contributions to the success of the Company during the fiscal year and results against any pre-established annual performance objectives. Our CEO then prepares performance evaluations for each of our executive officers detailing their performance for the prior fiscal year. Upon the completion of the evaluation process, typically in June, our CEO meets with the Committee to review and discuss his evaluation of executive officer performance which is then taken into account in connection with compensation decisions with respect to such executives as described further below.

Executive Compensation Review and Approval Process

As part of the annual performance evaluation process, the Committee evaluates the recommendations of our CEO for our executive officers, including base salary adjustments, bonus awards and equity awards. In making these recommendations, our CEO takes into account the following factors:

●	The median compensation levels from the Market Data for each element of direct compensation (i.e., salary, bonus and equity awards) for each of our executive officers;
●

The annual performance of each executive officer based on our CEO’s assessment of his or her contributions to our overall performance, including the ability of the executive officer to successfully lead his or her functional organization and to work effectively across the entire organization;

●	The scope of each executive officer’s role and the assumption of any additional duties and responsibilities by the executive officer during the fiscal year;
●	Internal compensation equity among our executive officers;
●	Our Company performance against the performance goals and objectives established by the Committee and the Board of Directors for the fiscal year; and
●	Our Company performance for the fiscal year against the Peer Group.

In making his compensation recommendations to the Committee, our CEO considers each of the above factors and no single factor is determinative.

Through the performance evaluation and executive compensation review process, the Committee reviews the performance evaluations, discusses the individual performance of each executive officer, reviews the compensation recommendations of our CEO and approves the compensation for our executive officers.

CEO Performance Evaluation

With respect to the performance evaluation and compensation review process for our CEO, the independent members of the Board of Directors conduct a review of our CEO’s performance against his objectives for the fiscal year that were previously reviewed and approved by the Committee and the independent members of the Board. The CEO generally provides a summary of his results against objectives and the Committee is also provided with data regarding the Company’s performance as compared to the performance of the Peer Group. The Committee and the independent members of the Board of Directors then review the CEO’s performance results against his objectives and consider the CEO’s compensation in light of that performance evaluation.

Compensation of the Chief Executive Officer

The Committee recognizes that special scrutiny is applied to the compensation of the Chief Executive Officer, as the most highly compensated of the named executive officers and the primary leader of the company. The Committee believes that the total compensation opportunity for Mr. Gacek, our Chief Executive Officer, was both appropriate and performance-based in Fiscal 2016.

In Fiscal 2016, due to factors including stock price and revenue declines, the total realizable compensation actually paid to Mr. Gacek was less than his total target compensation. For purposes of this CD&A, total realizable pay is defined as the sum of the base salary, actual earned short-term cash incentive payments, actual time-based equity awards granted, and actual equity awards that become eligible to vest based on performance (as measured based on the value of such awards as of March 31, 2016). Total target compensation is defined as the sum of the base salary, target short-term cash incentives, and target equity awards that could become eligible to vest based on service or performance (as measured based on the grant date value of such awards) during the fiscal year.

Of Mr. Gacek’s total 2016 compensation opportunity, 50% is tied to both performance-based equity and short-term cash incentives. Due to the company financial performance previously described, Mr. Gacek did not receive any portion of his performance-based compensation in Fiscal 2016. The following graph further illustrates that Mr. Gacek’s Fiscal 2016 Total Realizable Compensation was 32.4% of his Fiscal 2016 Total Target Compensation.

Elements of Compensation

Consistent with our compensation philosophy and objectives, the Company provides a mix of compensation elements that emphasizes annual cash incentives and long-term equity incentives. Our executive compensation program consists of base salary, an annual bonus opportunity, equity awards with both time and performance-based vesting, minimal perquisites and certain other benefits including health and welfare benefits and change of control and severance protection.

Base Salary

Overview

Base salaries are set competitively to attract and retain executive talent while compensating our named executive officers for their day-to-day responsibilities. The base salaries are typically reviewed annually in June and may be adjusted in accordance with individual performance, market alignment, company performance, promotions or an increased level of responsibility. As in previous years, the Committee continues to generally position the base salaries of our Chief Executive Officer and other executive officers at market median based on the Peer Group data and other benchmark data from other compensation surveys.

Base Salary Adjustments Made in Fiscal 2016

Named Executive			Increase
Officer	Title	Fiscal 2015 Salary	%	Fiscal 2016 Salary
Jon W. Gacek	President & CEO	$600,000	—%	$600,000
Christopher S. Willis(1)	Interim SVP & CFO	$—	—%	$237,505
William C. Britts	SVP, WW Sales & Marketing	$370,004	—%	$370,004
Robert S. Clark	SVP, Product Operations	$370,000	8.11%	$400,000
Geoffrey G. Stedman(1)	SVP, StorNext Solutions	$—	—%	$295,000
Linda M. Breard	Former SVP & CFO	$360,000	3.61%	$373,000

(1)Mr. Willis and Mr. Stedman were not among the named executive officers in 2015.

The Committee agreed that Mr. Gacek’s base salary was aligned with the median base salary of the Company’s Peer Group; therefore Mr. Gacek did not receive a base salary increase in Fiscal 2016.

The Committee evaluated the recommendation of Mr. Gacek to increase base salaries for Mr. Clark and Ms. Breard. The recommendation of Mr. Gacek to raise the base salaries of these named executive officers was based on the following considerations: (i) this increase brings the base salary of each of these named executive officers to a level that is approximately at the market median for comparable executive officer positions, (ii) is reflective of the role and contribution of each within the Company, (iii) provides each with a competitive base salary that will assist the Company in retaining executive talent, and (iv) maintains internal equity for comparable executive positions. The Committee determined that a base salary increase for Mr. Clark of 8.11% and Ms. Breard of 3.61% was appropriate. Mr. Gacek reviewed the base salary for Mr. Britts in comparison to the Company’s Peer Group. Mr. Gacek recommended and the Committee agreed that Mr. Britts’ base salary was aligned with the median base salary and therefore made no further recommendations for a Fiscal 2016 adjustment.

For purposes of Fiscal 2016 compensation, Mr. Gacek reviewed the base salaries for Mr. Willis, prior to his position as interim SVP & CFO, and Mr. Stedman based on a combination of market data and end of year performance. The Committee agreed to the Fiscal 2016 salaries for Mr. Willis and Mr. Stedman as recommended by Mr. Gacek.

Annual Incentive Plan

Overview of Annual Incentive Plan

All employees of the Company participate in the Company’s annual incentive plan (the “Company Bonus Plan”). The annual incentive target is set as a percentage of the employee’s base salary and earned only when pre-established corporate metrics are achieved. As part of the Company Bonus Plan, our executive officers are eligible to earn annual incentives through the Company’s Executive Officer Incentive Plan (the “Executive Officer Incentive Plan”) which was reapproved by our stockholders at the Company’s 2012 annual stockholders meeting. In addition to the Executive Officer Incentive Plan and as of August 2013, in connection with his assumption of the role as Senior Vice President, Worldwide Sales and Marketing, Mr. Britts also participates in the Company’s Sales Compensation Plan which provides him with the opportunity to earn sales commissions based on the Company’s revenue. The purpose of Mr. Britts’ participation in this plan is drive increased revenue growth and directly linking a portion of Mr. Britts target total cash to the Company’s financial performance.

The Executive Officer Incentive Plan is structured to support our strategic business plan and reflects the Company’s underlying business conditions. The Executive Officer Incentive Plan is intended to provide competitive annual incentive compensation opportunities to our executive officers while supporting our pay-for-performance philosophy by directly tying annual cash incentive compensation levels to both corporate and individual performance.

The Executive Officer Incentive Plan provides for the funding of an annual incentive pool based upon the achievement of one or more pre-established financial or operational performance objectives. If the minimum level of performance is achieved under the Company Bonus Plan, and the Company Bonus Plan pool is funded, the Executive Officer Incentive Plan is also funded based on the proportion of the total funded amount of the Company Bonus Plan allocated to the participants in the Executive Officer Incentive Plan. Our executive officers are eligible to receive discretionary incentive awards based on a combination of the level of Executive Officer Incentive Plan funding, their individual target annual incentive award opportunity and their individual performance for the fiscal year.

Target Annual Incentive Award Opportunity

Each executive officer has a target annual incentive award opportunity under the Executive Officer Incentive Plan that is expressed as a percentage of his or her base salary. Target annual incentive awards are reviewed, set, and approved annually as part of our executive compensation review. Annual incentive targets are compared to market data including the Peer Group and set approximately at market median; including with respect to the Fiscal 2016 target annual incentive award opportunity for each named executive officer. In addition to the annual incentive, Mr. Britts’ has a targeted sales commission opportunity approved by the Committee and deemed to be market competitive.

Named Executive Officer	Title	Fiscal 2015 Target	Fiscal 2016 Target
Jon W. Gacek	President & CEO	100%	100%
Christopher S. Willis	Interim SVP & CFO	—%	35%
William C. Britts(1)	SVP, WW Sales & Marketing	50%	50%
Robert S. Clark	SVP, Product Operations	50%	50%
Geoffrey G. Stedman	SVP, StorNext Solutions	—%	50%
Linda M. Breard	Former SVP & CFO	50%	50%

(1)In addition to the target annual incentive award opportunity under the Executive Officer Incentive Plan, in August, 2013, the Committee approved a $200,000 annual commission target for Mr. Britts (described further below).

The Committee determined that the target annual incentive award opportunities for all of the named executive officers were generally aligned with the market median. The Fiscal 2016 incentive targets for Mr. Willis and Mr. Stedman as recommended by Mr. Gacek and approved by the Committee were consistent with market median. Although each named executive officer has an annual incentive target opportunity, actual incentive awards for our executive officers under the Executive Officer Incentive Plan may be above or below the established target annual incentive award opportunities, and may be eliminated entirely, depending on actual Company and individual performance, as determined by the Committee, in its discretion; provided, however, that in no event may an award to any executive officer under the Executive Officer Incentive Plan exceed 150% of the executive officer’s annual incentive target opportunity.

Performance Metrics and Targets Under Executive Officer Incentive Plan for Fiscal 2016

For Fiscal 2016, as in Fiscal 2015, the Committee approved the use of one financial performance metric, non-GAAP operating income for the Company Bonus Plan, including under the Executive Officer Incentive Plan. While the plan has a single metric, the focus on operating income in the bonus plan is balanced by a focus on revenue growth in the long term incentive plan and is a critical measure of success for the fiscal year. The Committee continues to believe that non-GAAP operating income is an appropriate measure of our financial performance, as it reflects the level of growth resulting from the successful execution of our annual operating plan consistent with producing an appropriate return for our stockholders and satisfying our obligations to our debt holders. (For purposes of the Company Bonus Plan, “non-GAAP operating income” is defined as operating income reduced by acquisition expenses, amortization of intangibles, Crossroads patent litigation costs, goodwill impairment, outsourcing transition costs, proxy contest and related costs, restructuring charges, share-based compensation charges and Symform expenses, net.)

The Company Bonus Plan provides for the funding of a single pool for all employees based upon the achievement of pre-established non-GAAP operating income target performance levels. The target performance levels for Fiscal 2016 were set at the beginning of the fiscal year in conjunction with the approval of our annual operating plan. The annual operating plan is considered and discussed extensively by our Board and senior management before it is approved by the Board. The annual non-GAAP operating income target performance level for Fiscal 2016 was set at $38.0 million. Based on actual Fiscal 2015 non-GAAP operating income of $37.7 million, the Committee believed that the achievement of this target level of operating income was consistent with the Company’s continuing evolution in becoming a market leader in scale-out storage, archive and data protection and achievement of this target level would require a high level of performance by our CEO, executive officers and all other employees.

Funding of Executive Officer Incentive Plan

For Fiscal 2016, the Committee agreed to fund the Company Bonus Plan based on the achievement of certain levels of non-GAAP operating income performance. The Committee provided that no funding for incentives would occur unless and until non-GAAP operating income exceeded $47.0 million. If this target level of performance was achieved, total funding under the Company Bonus Plan would equal $5.0 million. The Committee also determined that as the Company’s performance increased above the operating income performance target level, the Company would fund the incentive pool with approximately $0.45 of every $1.00 of non-GAAP operating income earned above $47.0 million. Provided an incentive pool is funded for the Company Bonus Plan, actual bonuses would be paid at 30% of target once the pool is funded at $5.0 million and continue to increase on a linear basis as non-GAAP operating income increases. While all bonuses are capped at 150% of target, this requires significant over achievement of company performance. Our CEO approves incentive awards for our executive officers (other than himself) under the Executive Officer Incentive Plan, based on the total level of incentive funding, the individual target annual incentive award opportunities and on his assessment of their individual performance for the fiscal year. The Committee ultimately approves all incentive awards to our executive officers under the Executive Officer Incentive Plan and is not bound by the recommendations of our CEO. The independent members of the Board of Directors determine the incentive award, if any, payable to our CEO under the Executive Officer Incentive Plan from the funded incentive pool.

Following the completion of Fiscal 2016, the Committee compared our actual non-GAAP operating income results to the annual target performance levels. Because our reported Fiscal 2016 non-GAAP operating income of $5.6 million did not exceed the minimum performance levels necessary to begin funding the incentive pool, the Committee concluded that an incentive pool would not be funded under the Company Bonus Plan for Fiscal 2016. As a result, no annual incentives were paid to executives or any other employees under Executive Officer Incentive Plan including the Company Bonus Plan for Fiscal 2016.

Sales Compensation Plan for Fiscal 2016

Beginning August 2013, when assuming the role of Senior Vice President, Worldwide Sales and Marketing, Mr. Britts participated in the Company’s Sales Compensation Plan. The Sales Compensation Plan is a standard commission plan in which all of the Company’s commissioned employees participate and which provides for commission payments based upon sales of the Company’s products and the attainment of specified individual quotas. Commission payments for Mr. Britts are based on the sale of the Company’s branded products and branded service. Mr. Britts’ quota for Fiscal 2016 was $509.0 million. During Fiscal 2016, Mr. Britts earned total commissions of $30,814 which was below his annual commission target of $200,000. Quota and commission targets for Mr. Britts were based on weightings between various strategic product groups and other revenue.

Clawback Policy

In April 2015, the Committee approved and the Company adopted a clawback policy for cash incentive/bonus compensation to executive officers if the Company is required to provide a material restatement of its financial statements for any of the prior three fiscal years due to fraud or misconduct by an executive officer. This policy and per Item 402(b)(2)(viii) of Regulation S K, entitles the Company to recover excess compensation paid to an Executive Officer as determined by the Board. This policy will be reviewed and modified, if necessary, once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Act.

Equity Awards

Overview of Annual Equity Award Program

Historically, the cash compensation of our executive officers has been supplemented with equity awards under the Company’s long-term incentive plan that tie their overall compensation to the performance of the Company’s Common Stock over a period of time. Equity awards are granted to our executive officers to (i) provide at-risk equity compensation consistent with our pay-for-performance philosophy and (ii) align the interests of our executive officers with those of our stockholders by providing them with significant equity stakes in the Company. The Committee determines, on a discretionary basis, whether an equity award should be granted, the form of any equity award and the number of shares of the Company’s Common Stock subject to the equity award.

Establishment of Stock Pool for Annual Equity Awards

Each fiscal year, as part of the development and approval of the Company’s annual compensation program, management recommends, and the Committee approves, a stock pool for the purpose of granting annual equity awards to our executive officers and other eligible employees. In establishing the size of this stock pool, the following factors are considered:

●	The Market Data regarding the size of competitive equity pools;
●	The Market Data regarding the competitive size and fair value of equity awards provided to similar executive officers and other employees;
●

The resulting impact the stock pool would have on our annual and three-year average burn rates (“burn rate” is defined as the number of shares of the Company’s Common Stock subject to stock options granted during the fiscal year plus the number of shares of the Company’s Common Stock subject to restricted stock unit awards granted during the fiscal year, with the number of restricted stock units multiplied by the appropriate ISS burn-rate multiplier, divided by the average number of shares of the Company’s Common Stock outstanding during the fiscal year); and

●	The impact of the stock pool on the remaining shares of stock available for grant under the Company’s stockholder-approved long-term incentive plan.

Form of Annual Equity Awards

For the past several years, in an on-going effort to reduce the dilution, burn rate, overhang and financial accounting compensation expense resulting from the use of equity awards, the Committee has been granting equity awards in the form of restricted stock units. Additionally, to support the Company’s efforts to retain its top executive talent, the Committee has favored granting restricted stock units with service-based vesting because restricted stock units have some financial value regardless of stock price performance and therefore serve as a valuable retention vehicle.

In Fiscal 2014, the Committee reviewed market and industry-wide best practices and determined that a portion of the CEO equity awards should be more directly tied to Company performance and achievement of specified performance targets. To strengthen this alignment, more than 50% of the equity awards granted to Mr. Gacek were performance-based restricted stock units that would vest only if defined performance measures were achieved. In Fiscal 2015, the Committee expanded the use of performance-based restricted stock units to all vice-presidents and executive officers and this practice continued for Fiscal 2016. The Committee believes this strategy of granting equity awards in the form of both service-based and performance-based restricted stock units serves the purposes of retaining executive officers and, consistent with our pay-for-performance philosophy, incenting and rewarding them for performance, and that it also aligns the interests of our executive officers with those of its stockholders.

Vesting

In Fiscal 2016, as a further effort to reduce dilution, burn rate and overhang, and to align with market best practices, the Committee agreed to move the vesting schedule of the time-based RSUs from a three-year vesting schedule to a four-year vesting duration. As a result, any time-based equity awards granted in Fiscal 2016 to our CEO, named executive officers, or other equity recipients, other than our Directors, are subject to vest in equal increments over four-years. Performance-based equity awards continue to vest annually over a three-year vesting schedule contingent upon the Company achieving pre-established performance goals in Fiscal 2016.

Size/Value of Annual Equity Awards

In determining the size of the annual equity awards to be granted individually to our executive officers, the Committee does not establish specific target equity award levels for them. Instead, the Company develops annual equity award grant guidelines for the individual grants. The equity award grant guidelines are developed based on the number of shares of the Company’s Common Stock that are available for the granting of equity awards to our executive officers and incorporate a range that permits variation in the individual grants based on different levels of individual performance. Using these guidelines, the Committee reviews the recommendations by the CEO regarding the size of the equity award to be granted to each of our executive officers (other than with respect to his own award). The recommendations regarding the size of the equity award for each individual executive officer may vary within the established guidelines based on the following factors:

●	Individual performance of each executive officer for the prior fiscal year;
●	Company financial performance for the prior fiscal year;
●

The grant date fair value of equity awards granted to executive officers in similar positions in technology companies of similar size (the “grant date fair value” is equal to the number of restricted stock unit awards multiplied by the market price of the Company’s Common Stock on the date of grant;

●	Internal consistency and comparability in terms of the size of the equity awards among the executive officers; and
●	The number, type and current retentive value of the outstanding equity awards held individually by each of the executive officers.

Although our philosophy is to generally target the market median equity award value for our annual equity awards, based on the Market Data, when making equity awards to our executive officers, the value of the resulting equity awards may be above or below the market median award value depending upon the factors noted above as well as the Company’s stock price at the time the awards are granted.

The Committee reviews the recommendations of our CEO, including the application of the aforementioned factors to each of our executive officers and ultimately approves the equity awards for the executive officers. The independent members of the Board of Directors apply the same factors in determining the size and form of the equity award for our CEO.

Fiscal 2016 Annual Equity Awards

Using the factors established for purposes of determining the size of individual equity awards, as noted above, the Committee approved the following annual equity awards to the named executive officers in Fiscal 2016 (with the number of performance-based restricted stock units shown at target levels):

Executive Officer	Title	Restricted Stock Units Awarded		Performance-based Restricted Stock Units
Jon W. Gacek	President & CEO	445,000		500,000
Christopher S. Willis	Interim SVP & CFO	45,000		19,286
William C. Britts	SVP, WW Sales & Marketing	160,000		106,667
Robert S. Clark	SVP, Product Operations	160,000		106,667
Geoffrey G. Stedman	SVP, StorNext Solutions	160,000		106,667
Linda M. Breard	Former SVP & CFO	100,000	*	66,667	*

*Ms. Breard’s fiscal 2016 equity awards were forfeited upon her departure from Quantum in January 2016.

Mr. Gacek

In determining the equity award for Mr. Gacek for Fiscal 2016, the Committee reviewed the median grant date fair value of equity awards and mix of performance-based and non-performance-based equity from the Company’s Peer Group. Based on a combination of factors including market data on equity mix for Peer Group CEOs, the degree of difficulty in earning target awards, and the level of equity compensation being considered, the Committee decided to grant Mr. Gacek more equity in the form of performance-based RSUs to try and maintain the same total equity value from Fiscal 2015 and in recognition of Mr. Gacek’s strong Fiscal 2015 results. To that end, the Committee decided that a 53/47 mix for Fiscal 2016 consisting of 500,000 performance-based and 445,000 time-based RSUs was appropriate. At the time the Committee approved the grants, the Company’s stock price was approximately $1.69. The equity grants had a total potential value of approximately $1.6 million based on a stock price of $1.69 per share, which was near the 50th percentile of the Peer Group for target performance. For Fiscal 2016, Mr. Gacek could earn a minimum of 50% of the target performance-based RSUs with a maximum award of 150% of target; however, consistent with the Company’s plan, overachievement of performance must have been met before performance-based equity could become eligible to vest.

The service-based restricted stock unit award is scheduled to vest in equal annual installments over four years on each anniversary of the grant date of July 1, 2015, subject to continued employment. The performance-based RSUs are earned based on the achievement of two goals, (i) non-GAAP operating income of $38.0M and (ii) an internal revenue target. Upon attainment of these goals, 50% of target performance-based RSUs are granted. Scaling on a linear basis from 50%, additional shares are granted as revenue performance increases until a maximum of 150% of target performance-based RSUs have been granted. The revenue target, an internal target under the Company’s target operating model, was related to individual product lines that the Company does not disclose publicly and believes would be competitively harmful to disclose. For Mr. Gacek, 50% target performance-based RSUs, or 250,000 shares grant upon the achievement of both financial metrics with a maximum grant of 150% or 750,000 shares. Based on the Company’s financial results as of March 31, 2016, the company did not achieve the corporate operating income necessary for the performance-based RSUs to be awarded. Mr. Gacek did not receive any portion of his target performance-based equity for Fiscal 2016.

Other Named Executive Officers

The Committee reviewed recommendations made by Mr. Gacek and approved equity awards during Fiscal 2016 of 100,000 service-based restricted stock units to Ms. Breard (all of which were forfeited upon termination) and 160,000 service-based restricted stock units to each of Mr. Britts, Mr. Clark and Mr. Stedman. Mr. Willis was granted 45,000 service-based restricted stock units prior to his role as Interim SVP & CFO. The grant guidelines established by the Company for the executive officers for Fiscal 2016 ranged from 100,000 to 160,000 restricted stock units which will vest in equal installments over four-years on each anniversary of the grant date of July 1, 2015, subject to continued employment. Additionally, Mr. Gacek recommended and the Committee approved 66,667 performance-based restricted stock units to Ms. Breard (all of which were forfeited upon termination) and 106,667 performance-based restricted stock units to each of Mr. Britts, Mr. Clark, and Mr. Stedman. Mr. Willis was granted 19,286 performance-based restricted stock units as part of the annual equity grant as recommended by Mr. Gacek. These grants represent an equity mix of 60% service-based awards and 40% performance-based awards. At the time the grant guidelines were established and the equity awards approved, the Company’s stock price was approximately $1.69. Although the equity awards would have a combined value at grant ranging from approximately $280,000 to $450,000 (for the named executive officers not in an interim position), the realized value was expected to be substantially less as the Company would need to significantly over-perform in order to earn awards at target.

The Company performance goals for all other executive officers are identical to that described for Mr. Gacek. Based on the attainment of the financial goals all executive officers are granted 50% of target performance-based RSUs with a maximum grant of 150% of target. Based on the Company’s financial results as of March 31, 2016, the corporate operating income target was not achieved and therefore no performance-based restricted stock units became eligible to vest.

Mr. Gacek provided the Committee with target annual equity awards for the other named executive officers, which took into account (i) the leadership position of each named executive officer, (ii) the named executive officer’s level of individual performance, (iii) the role of each named executive officer and the scope of their responsibilities, (iv) the Company’s financial performance for the prior fiscal year, and (v) the current equity holdings of each named executive officer.

The Committee reviewed the recommendations from Mr. Gacek for the executive officers in combination with market data that compared the size of the internal equity awards to that of comparable positions in companies of similar size. While it is always the intention to keep the target value of internal equity comparable to market and Peer Group medians, the Committee took into consideration other factors including anticipated stock price growth, the financial performance of the Company for the prior year. The Committee noted that the realized value was expected to be below market median as the Company would need to significantly over-perform in Fiscal 2016 in order for the performance-based restricted stock units to reach target levels. The service-based restricted stock units granted will vest in equal annual installments over four years while any performance-based restricted stock units that are earned by the named executive officers will vest in equal annual installments over three years.

Timing & Pricing of Equity Awards

We do not have an established schedule for the granting of equity awards. Instead, the Committee makes awards from time to time as necessary. The Committee has instituted a policy that all equity awards will be approved either at a regularly scheduled Committee meeting, with the annual schedule of such meetings established prior to the beginning of the fiscal year, or by unanimous written consent on the first day of each month, or as close as reasonably possible to the first day of the month. The actual grant date for equity awards under this policy is the later to occur of the first day of the month or the day the last member of the Committee executes a written consent approving in writing the equity award grant.

As required by the Company’s long-term incentive plan, the exercise price for any stock option grants is set at not less than the closing market price of our Common Stock on the date of grant or, if the date of grant falls on a weekend or holiday, the closing price on the immediately preceding business day.

Perquisites and Other Benefits

Perquisites – We offer Company-paid financial counseling and tax preparation services to our executive officers and non-executive vice presidents. Our executive officers are entitled to receive up to $6,000 in their initial year of participation, and an additional $3,500 per year thereafter to reimburse them for the cost of such services. The Committee considers this expense to be minimal and appropriate given the level of the executive officers’ responsibilities. Other than this perquisite and the non qualified deferred compensation plan discussed below, we do not provide any other perquisites or personal benefits to our executive officers that are not available to all other full time employees.

Employee Stock Purchase Plan – We offer all employees, including our executive officers, the ability to acquire shares of the Company’s Common Stock through a tax-qualified employee stock purchase plan. This plan allows employees to purchase shares of the Company’s Common Stock at a 15% discount relative to the market price. The Committee believes that the Employee Stock Purchase Plan is a cost efficient method of encouraging employee stock ownership.

Health and Welfare Benefits – We offer health, welfare, and other benefit programs to substantially all full-time employees. We share the cost of health and welfare benefits with our employees, the cost of which is dependent on the level of coverage an employee elects. The health and welfare benefits offered to our executive officers are identical to those offered to other full time employees.

Qualified Retirement Benefits – All U.S.-based employees, including our executive officers, are eligible to participate in the Company’s tax-qualified 401(k) Savings Plan. Participants may defer cash compensation up to statutory IRS limits and may receive a discretionary matching Company contribution. The matching contribution for our executive officers is reported in a footnote to the Summary Compensation Table. Participants direct their own investments in the Company’s tax-qualified 401(k) Savings Plan, which does not include an opportunity to invest in shares of the Company’s Common Stock.

Non-Qualified Deferred Compensation Plan – We maintain a non-qualified deferred compensation plan which allows select employees, including our executive officers, to contribute a portion of their base salary and annual bonus payouts to an irrevocable trust for the purpose of deferring federal and state income taxes. Participants direct the deemed investment of their deferred accounts among a pre-selected group of investment funds, which does not include shares of the Company’s Common Stock. The deemed investment accounts mirror the investment options available under the Company’s 401(k) Savings Plan. Participants’ deferred accounts are credited with interest based on their deemed investment selections. Participants may change their investment elections on a daily basis, the same as they may under the Company’s 401(k) Savings Plan. We do not make employer or matching contributions to the deferred accounts under the non-qualified deferred compensation plan. We offer the non-qualified deferred compensation plan as a competitive practice to enable us to attract and retain top talent. During Fiscal 2016, none of our executive officers participated in the non-qualified deferred compensation plan.

Change of Control Severance Policy, Employment Agreements and Severance Agreements

Change of Control Agreements

In the third quarter of Fiscal Year 2016, we entered into amended and restated change of control agreements with our executive officers, whereby in the event of a “change of control” of the Company, which is defined to include, among other things, a merger or sale of all or substantially all of the assets of the Company or a change in the composition of the Board of Directors occurring within a 24 month period as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change of Control Agreement), and, within 12 months of the change of control, there is an “Involuntary Termination” of such executive officer’s employment, then the executive officer is entitled to specified payments and benefits, subject to the executive officer’s execution of a release of claims in favor of the Company. The agreements define an “Involuntary Termination” to include, among other things, any termination of employment of the executive officer by the Company without “cause” or a significant reduction of the executive officer’s duties without his or her express written consent. The change of control agreements do not provide for the payment of any tax gross-up to offset any excise tax incurred as a result of any payment under the agreements.

The change of control agreements also provide that, in the event an executive officer brings an action to enforce or effect his or her rights under the agreement, then Quantum will advance all reasonable attorneys’ fees incurred by the executive officer in connection with the action. The arbitrator in the action will determine whether or not the executive officer is the prevailing party. If Quantum is the prevailing party, the arbitrator will determine whether any portion of the advanced payments will be required to be repaid by the executive officer to Quantum.

The purpose of these change of control agreements is to ensure that we will have the continued dedication of our executive officers by providing such individuals with compensation arrangements that are competitive with those of the executives of the companies in our Peer Group, to provide sufficient incentive to the individuals to remain employed with us, to enhance their financial security, as well as protect them against unwarranted termination in the event of a change of control of the Company. The Board of Directors believes that this policy serves the best interests of stockholders because it eliminates management’s self-interest considerations during a potential change of control at a cost that is both appropriate and reasonable.

In January 2015, each named executive officer, except for Mr. Gacek, entered into an agreement with Quantum providing that, in the event the executive officer brings an action to enforce or effect his or her rights under a written agreement relating to his or her employment then Quantum will advance all reasonable attorneys’ fees incurred by the executive officer in connection with the action. These agreements were superseded by the Q3 FY 2016 amended and restated change of control agreements to the extent they relate to the subject matter of those agreements, but remain in effect with respect to other employment-related agreements. Our board of directors and the Committee believed that these agreements for the advanced payments were appropriate in order to provide the executives with additional assurances that the benefits intended to be provided under employment agreements would not be unduly denied upon a qualifying event thereunder.

The payments to each of our named executive officers in the event of a triggering event as of the last day of our fiscal year 2016 are set forth below under “Potential Payments Upon Termination or Change of Control.”

Employment Offer Letters

Except for the offer letters with Mr. Gacek and Mr. Britts described below, we do not have employment agreements with any of our named executive officers. Each of our named executive officer’s employment is at will and the named executive officer may be terminated at any time and for any reason, with or without notice.

We entered into an offer letter with Mr. Gacek, effective April 1, 2011, in connection with his appointment as President and CEO. This offer letter replaces the offer letter we entered into with Mr. Gacek at the time Mr. Gacek was originally hired by the Company in 2006. This offer letter provides for severance benefits in the event of an involuntary termination of employment without cause (as defined in Mr. Gacek’s change of control agreement) that is not associated with a change of control of the Company, subject to his execution of a separation agreement and general release.

We entered into an offer letter with Mr. Britts at the time of his initial employment with Quantum. This offer letter provides for certain severance benefits in the event of a qualifying termination of employment that is not associated with a change of control of the Company, subject to Mr. Britts’ execution of a separation agreement and general release.

The purpose of the severance benefits provided in these offer letters is to ensure that the Company will have the continued dedication of Mr. Gacek and Mr. Britts by providing sufficient incentive to them to remain with us and to enhance their financial security. The Board of Directors believes that these offer letters serve the best interests of stockholders because it enables us to secure the services of Mr. Gacek and Mr. Britts at a cost that is both appropriate and reasonable.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our CEO and for our non-employee directors. For our President and CEO, these stock ownership guidelines require him to acquire and hold shares of the Company’s Common Stock with a value at least equal to three times his annual base salary. For our non-employee directors, these stock ownership guidelines require them to acquire and hold shares of the Company’s Common Stock with a value at least equal to three times the directors’ annual retainer. The measurement date for compliance with the stock ownership guidelines is the last day of each fiscal year. The stock ownership guidelines are required to be met by the later of five years from (i) the date the guidelines were adopted or (ii) the date an individual first becomes subject to the guidelines. As of the last day of Fiscal 2016, Mr. Gacek, who was appointed our President and CEO on the first day of Fiscal 2012, and Mr. Fuller, who was first appointed to the Board of Directors during Fiscal 2015, had not yet met the applicable stock ownership guidelines. However, in each case, these individuals have several years in which to reach the ownership requirement. While the Committee encourages executive share ownership for our other executive officers, we do not currently require those executive officers to own shares of our stock with a minimum stated value.

Anti-Hedging and Anti-Pledging Policy

We maintain an insider trading policy which expressly prohibits buying Company shares on margin or using or pledging owned shares as collateral for loans and engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities. All of our executive officers are subject to the Company’s insider trading policy.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) imposes limitations on the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers in a taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code.

The Executive Officer Incentive Plan allows the Committee to pay compensation that qualifies as performance-based compensation under Section 162(m). While we currently seek to preserve deductibility of compensation paid to our executive officers under Section 162(m), flexibility to provide compensation arrangements necessary to recruit and retain outstanding executives is maintained. In particular, full preservation of tax deductibility may not be possible if non-performance-based restricted stock units continue to play a role in our executive compensation program since such restricted stock units are not deemed to be performance-based under Section 162(m). With respect to our executive officers, no portion of their compensation in Fiscal 2016 was determined to be non-deductible under Section 162(m).

Section 409A of the Internal Revenue Code

Section 409A of the Internal Revenue Code (“Section 409A”) imposes additional significant taxes in the event that an executive officer, director or other service provider receives deferred compensation that does not meet the requirements of Section 409A. Section 409A applies to traditional nonqualified deferred compensation plans, certain severance arrangements, and certain equity awards. As described above, we maintain a non-qualified deferred compensation plan, have entered into severance and change of control agreements with our executive officers and grant equity awards. However, to assist in the prevention of adverse tax consequences under Section 409A, we structure our equity awards in a manner intended to comply with or be exempt from the applicable requirements of Section 409A. With respect to our non-qualified deferred compensation plan and the severance and change of control agreements, we have determined that the plan and such agreements are in compliance with or are exempt from Section 409A.

Accounting Considerations

We follow the applicable accounting rules for our equity-based compensation. The applicable accounting rules require companies to calculate the grant date fair value of equity-based awards. This calculation is performed for accounting purposes and reported in the compensation tables, even though the equity award recipients may never realize any value from their awards. The applicable accounting rules also require companies to recognize the compensation cost of their equity-based awards in their income statements over the period that a recipient is required to render service in exchange for the equity award. Compensation cost for equity-based awards with performance conditions is recognized only when it is probable that the performance conditions will be achieved.

Compensation Committee Report (1)

The Leadership and Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended.

Submitted by the Leadership and Compensation Committee of the Board of Directors:

MEMBERS OF THE LEADERSHIP AND
COMPENSATION COMMITTEE

David A. Krall, Chair
Louis DiNardo
David E. Roberson

(1)	This report of the Leadership and Compensation Committee of the Board of Directors shall not be deemed “soliciting material,” nor is it to be deemed filed with the SEC, nor incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

Annually, we conduct a risk assessment of our compensation policies and practices for our employees, including those relating to our executive compensation program, and discuss the findings of this risk assessment with the Committee. The Committee directed Compensia to conduct this assessment for us. Our risk assessment includes a detailed analysis of our compensation programs in which employees at all levels of the organization may participate, including our executive officers. We believe that our compensation programs have been appropriately designed to attract and retain talent and properly reward our employees. Generally, our programs are designed to pay for performance and, thus, provide incentive-based compensation that encourages appropriate risk-taking. These programs contain various mitigating features, however, to ensure our employees, including our executive officers, are not encouraged to take excessive or unnecessary risks in managing our business. These features include:

Independent oversight of the compensation programs by the Committee;

●	Discretion provided to the Committee to set targets, monitor performance and determine final payouts;

●	Additional oversight of the compensation programs by a broad-based group of functions within the Company, including Human Resources, Finance and Legal and at multiple levels within the Company;

●	A balanced mix of compensation programs that focus our employees on achieving both short and long-term objectives, that include both performance-based and non performance-based pay, and that provide a balanced mix of cash and equity compensation;

●	An annual review by the Committee of target compensation levels for our executive officers, including a review of the alignment of executive compensation with performance;

●	Caps on the maximum funding under the Company’s annual bonus program, including the Executive Officer Incentive Plan and the Quantum Incentive Plan;

●	An insider trading policy which expressly prohibits buying Company shares on margin or using or pledging owned shares as collateral for loans and engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities;

●	Incentives focused on the use of reportable and broad-based internal financial metrics (non-GAAP operating income and revenue);

●	Pay positioning targeted at the market median based on a reasonable competitive peer group and published surveys;

●	Multi-year service-based vesting requirements with respect to equity awards; and

●	Risk mitigators, including stock ownership guidelines for the CEO and Board of Directors and stock pledging policies are in place.

Based on the assessment conducted for Fiscal 2016, we believe that our compensation programs are not likely to create excessive risks that might adversely affect the Company.

Summary Compensation Table for Fiscal Years 2016, 2015 and 2014

The following table lists the compensation for our named executive officers for Fiscal 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Jon W. Gacek	2016	$600,000	$—	752,050	$—	$—	$—	$2,769	$1,354,819
President and Chief Executive Officer	2015	$600,000	$—	1,224,375	$—	$301,210	$—	$11,031	$2,136,616
	2014	$600,000	$—	1,900,208	$—	$—	$—	$3,500	$2,503,708

Christopher S. Willis	2016	$234,813	$—	76,050	$—	$—	$—	$1,575	$312,438
Interim Senior Vice President & CFO(7)

William C. Britts	2016	$370,004	$—	270,400	$—	$30,814	$—	$4,474	$675,692
Senior Vice President, WW Sales	2015	$370,004	$—	376,250	$—	$271,988	$—	$7,687	$1,025,929
and Mktg	2014	$364,619	$—	312,750	$—	$62,000	$—	$8,412	$747,781

Robert S. Clark	2016	$391,923	$—	270,400	$—	$—	$—	$6,262	$668,585
Senior Vice President, Product Operations	2015	$365,962	$—	376,250	$—	$92,873	$—	$12,769	$847,854
	2014	$350,962	$—	312,750	$—	$—	$—	$7,771	$671,483

Geoffrey G. Stedman	2016	$289,615	$—	270,400	$—	$—	$—	$1,428	$561,443
Senior Vice President, StorNext Solutions(7)

Linda M. Breard	2016	$317,854	$—	169,000	$—	$—	$—	$37,897	$524,751
Former Senior Vice President & CFO	2015	$357,308	$—	301,000	$—	$90,363	$—	$8,000	$756,671
	2014	$347,308	$—	278,000	$—	$—	$—	$7,327	$632,635

(1)	The amounts reported in the Salary column for Fiscal 2016 represent the dollar value of the cash base salaries earned in Fiscal 2016.

(2)	No bonuses were paid to our named executive officers with respect to Fiscal 2016. Bonuses were last paid for performance achieved in Fiscal 2015.

(3)	The amounts reported represent the fair value, calculated in accordance with ASC Topic 718 for share-based payment transactions and exclude the impact of estimated and actual forfeitures related to service-based vesting conditions. The assumptions used in the calculation of the value are disclosed under “Note 9: Stock Incentive Plans and Share-Based Compensation” in the Company’s Annual Report on Form 10-K filed with the SEC on June 3, 2016. The fair value of performance-based restricted units is based on the actual shares earned after the close of the fiscal year. For Fiscal 2016, company performance was not met and no performance-based restricted units were earned for any officers including Mr. Gacek.

(4)	The amounts reported in this column represent performance-based cash incentive payments paid pursuant to Quantum’s Executive Officer Incentive Plan and may include amounts earned in a given fiscal year but not paid until the subsequent year. For Mr. Britts, the total amount reported includes a total cash commission payment of $30,814 under the Fiscal 2016 Sales Compensation Plan.

(5)	There is no Change in Pension Value and no Non-Qualified Deferred Compensation Earnings reportable as the Company does not maintain a defined benefit or actuarial pension plan nor was there any compensation that was deferred.

(6)	The amounts listed in All Other Compensation column of the Summary Compensation Table for Fiscal 2016 consist of the following:

Name	401(k) Matching Contributions(a)	Severance Payments	Financial Planning(b)	Vacation Paid upon Termination(c)	Other Comp(d)
Jon W. Gacek	$2,769	$0	$0	$0	$0
Christopher S. Willis	$1,575	$0	$0	$0	$0
William C. Britts	$4,474	$0	$0	$0	$0
Robert S. Clark	$2,562	$0	$3,500	$0	$200
Geoffrey G. Stedman	$1,428	$0	$0	$0	$0
Linda M. Breard	$2,077	$0	$2,183	$33,437	$200

(a)	401(k) matching contributions were made for the first quarter of FY2016 only.
(b)	Payments include reimbursement for financial counseling and tax preparation services.
(c)	Payments include accrued vacation time paid out upon termination.
(d)	Payments include $200 reimbursement for fitness center membership.

(7)	Mr. Willis and Mr. Stedman were not named executive officers in fiscal years 2014 or 2015.

Grants of Plan-Based Awards for Fiscal Year 2016

The following table presents information on plan-based awards granted to our named executive officers during Fiscal 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(5)	Threshold (#)	Target (#)	Maximum (#)
Jon W. Gacek	07/01/15	—	—	—	—	—	—	445,000	—	—	$752,050
	07/01/15	—	—	—	250,000	500,000	750,000	—	—	—	$845,000
		—	$600,000	$900,000	—	—	—	—	—	—	—

Christopher S. Willis	07/01/15	—	—	—	—	—	—	45,000	—	—	$76,050
	07/01/15	—	—	—	9,643	19,286	28,929	—	—	—	$32,593
		—	$83,127	$124,690	—	—	—	—	—	—	—

William C. Britts	07/01/15	—	—	—	—	—	—	160,000	—	—	$270,400
	07/01/15	—	—	—	53,334	106,667	160,000	—	—	—	$180,267
		—	$185,002	$277,503	—	—	—	—	—	—	—
		—	$200,000(6)	—	—	—	—	—	—	—	—

Robert S. Clark	07/01/15	—	—	—	—	—	—	160,000	—	—	$270,400
	07/01/15	—	—	—	53,334	106,667	160,000	—	—	—	$180,267
		—	$200,000	$300,000	—	—	—	—	—	—	—

Geoffrey G. Stedman	07/01/15	—	—	—	—	—	—	160,000	—	—	$270,400
	07/01/15	—	—	—	53,334	106,667	160,000	—	—	—	$180,267
		—	$147,500	$221,250	—	—	—	—	—	—	—

Linda M. Breard	07/01/15	—	—	—	—	—	—	100,000	—	—	$169,000
	07/01/15	—	—	—	333,334	66,667	100,000	—	—	—	$112,667
		—	$186,500	$279,750	—	—	—	—	—	—	—

(1)	The amounts reported reflect payout at target and maximum with a cap of 150% of target.

(2)	Performance-based Restricted Stock Units are earned only if the Company exceeds certain revenue and operating income targets as of March 31, 2016. For Fiscal 2016, the Company had to have achieved significant performance for the performance-based restricted stock units to be granted at threshold, target or maximum levels resulting in 50%, 100% or 150% awards respectively. Performance was not achieved for Fiscal 2016 and no performance-based shares were earned for executives or any other employees.

(3)	Restricted Stock Units will vest (based on continued employment) in equal installments annually over four years on each anniversary of the award’s grant date.

(4)	The amounts reported were computed in accordance with ASC 718, excluding the effect of estimated and actual forfeitures. See “Note 9: Stock Incentive Plans and Share-Based Compensation” in the Company’s Annual Report on Form 10-K filed on June 3, 2016, regarding assumptions underlying the valuation of equity awards. For performance-based restricted stock units, the report Grant Date Fair Value of the shares is based on the value of the shares granted on July 1, 2015.

(5)	The Company’s Executive Officer Incentive Plan provides that no executive officer’s actual award under the plan may, for any period of three consecutive fiscal years, exceed $15 million. These awards are subject to an annual payout cap of 150% of the executive officer’s annual bonus payment target.

(6)	Amount reflects sales commissions target payments pursuant to the Fiscal Year 2016 Sales Compensation Plan based on the sale of the Company’s branded products and branded services. The applicable quota for Fiscal 2016 was $509.0 million.

Outstanding Equity Awards at Fiscal Year End 2016

The following table provides information with respect to outstanding stock options and restricted stock unit awards held by our named executive officers as of March 31, 2016.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
	(#)		(#)
	Exercisable		Unexercisable	(#)
Jon W. Gacek	1,300,000	(1)			$2.52	4/1/2018	216,666	(3)	$132,166	400,000	(6)	$244,000
	500,000	(2)			$0.98	7/1/2016	500,000	(4)	$305,000
							445,000	(10)	$271,450
							153,000	(5)	$93,330

Christopher S. Willis	90,000	(2)			$0.98	7/1/2016	16,666	(7)	$10,166
							33,333	(4)	$20,333
							45,000	(10)	$27,450
							4,371	(5)	$2,666

William C. Britts	275,000	(2)			$0.98	7/1/2016	75,000	(7)	$45,750
							166,666	(4)	$101,666
							160,000	(10)	$97,600
							34,000	(5)	$20,740

Robert S. Clark	100,000	(8)			$2.59	4/1/2017	75,000	(7)	$45,750
	37,500	(2)			$0.98	7/1/2016	166,666	(4)	$101,666
	14,584	(9)			$0.77	4/1/2016	160,000	(10)	$97,600
							34,000	(5)	$20,740

Geoffrey G. Stedman							83,000	(11)	$50,630
							160,000	(10)	$97,600
							34,000	(5)	$20,740

Linda M. Breard	187,500	(2)			$0.98	4/28/2016

(1)	Granted 4/1/11; 25% vested on 4/1/12, and remainder will vest 1/48th monthly, subject to continued employment.

(2)	Granted 7/1/09; 25% vested on 7/1/10, 50% vested on 7/1/11, 25% vested on 7/1/12.

(3)	Granted 9/1/13; vest annually over three years beginning 9/1/13, subject to continued employment.

(4)	Granted on 7/1/14; vest annually over three years beginning 7/1/14, subject to continued employment.

(5)	Granted on 7/1/14; Shares earned on 3/31/15 as performance condition threshold was satisfied. Vest annually over three years beginning 7/1/14, subject to continued employment.

(6)	Granted on 9/1/13; Vesting is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates, subject to continued employment. 200,000 shares canceled on each of 7/1/14 and 7/1/15 as performance condition for first two performance periods had not been satisfied.

(7)	Granted 7/1/13; vest annually over three years beginning 7/1/13, subject to continued employment.

(8)	Granted 4/1/10; 25% vested on 4/1/11, and remainder will vest 1/48th monthly, subject to continued employment.

(9)	Granted 4/1/09; 25% vested on 3/1/10, and remainder will vest 1/48th monthly, subject to continued employment.

(10)	Granted 7/1/15; vest annually over four years beginning 7/1/15, subject to continued employment.

(11)	Granted 4/1/14; vest annually over three years beginning 4/1/14, subject to continued employment.

Note: The table above uses a price of $0.61 per share, the market price of the Company’s Common Stock as of March 31, 2016, to calculate the market value of shares or units that have not vested.

Option Exercises and Stock Vested in Fiscal 2016

The following table provides information on stock option exercises and restricted stock and restricted stock unit vesting for our named executive officers during Fiscal 2016.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jon W. Gacek	—	—	543,167	$917,952
Christopher S. Willis	—	—	48,853	$82,562
William C. Britts	—	—	225,334	$380,814
Robert S. Clark	—	—	242,000	$408,980
Geoffrey G. Stedman	—	—	100,000	$70,238
Linda M. Breard	—	—	196,934	$332,818

(1)	The amount reported is calculated by multiplying the number of shares that vested by the market price of the underlying shares of the Company’s Common Stock on the vesting date.

Non-qualified Deferred Compensation

The Company’s Non-qualified Deferred Compensation Plan is discussed under the section entitled “Compensation Discussion and Analysis – Perquisites and Other Benefits – Non-Qualified Deferred Compensation Plan.” In Fiscal 2016, no named executive officers elected to defer compensation under this plan, and no named executive officer maintains a balance in this plan.

Employment Agreements and Change-in-Control Arrangements

We have entered into change of control agreements with our executive officers, whereby in the event of a “change of control” of the Company, which is defined to include, among other things, a merger or sale of all or substantially all of the assets of the Company or a change in the composition of the Board of Directors occurring within a 24 month period as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change of Control Agreement), and, within 12 months of the change of control, there is an “Involuntary Termination” of such executive officer’s employment, then the executive officer is entitled to specified payments and benefits, subject to the executive officer’s execution of a release of claims in favor of the Company. The agreements define an “Involuntary Termination” to include, among other things, any termination of employment of the executive officer by the Company without “cause” or a significant reduction of the executive officer’s duties without his or her express written consent. The change of control agreements do not provide for the payment of any tax gross-up to offset any excise tax incurred as a result of any payment under the agreements.

The benefits that would be provided to Mr. Gacek, as President and CEO, in the event of both a change of control of the Company and a qualifying termination of employment would be:

●	a lump sum payment equal to 200% of his then established base compensation;

●	a lump sum payment equal to 200% of his target annual bonus;

●	payment of COBRA premiums for twelve (12) months; and

●	vesting of any unvested equity-based compensation award then held by him.

The benefits that would be provided to our other executive officers (except for Mr. Willis who would receive lump sum payments as set forth below equal to 100% instead of 150%) in the event of both a change of control of the Company and a qualifying termination of employment would be:

●	a lump sum payment equal to 150% of the executive officer’s then established base compensation;

●	a lump sum payment equal to 150% of the executive officer’s target annual bonus;

●	payment of COBRA premiums for twelve (12) months; and

●	vesting of any unvested equity-based compensation award then held by the executive officer.

Mr. Gacek’s offer letter provides for the lump sum payment of severance benefits equivalent to twelve months of base salary and health benefits coverage for twelve months in the event of an involuntary termination of employment without cause (as defined in Mr. Gacek’s change of control agreement) that is not associated with a change of control of Quantum, subject to his execution of a separation agreement and general release. Mr. Britts’ offer letter provides for the lump sum payment of severance benefits of 52 weeks of base salary in the event of a qualifying termination of employment that is not associated with a change of control of the Company, subject to his execution of a separation agreement and general release.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above and under the agreements as they existed on the last day of Fiscal 2016 for our named executive officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of Fiscal 2016 (March 31, 2016), outstanding equity awards were not assumed or substituted for in connection with a change of control of the Company, and the price per share of the Company’s Common Stock is the closing price on the NYSE as of that date ($0.61). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits differs with respect to such triggering event. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be substantially different.

		Potential Payments Upon:
Name	Type of Benefit	Involuntary Termination within 12 Months After a Change of Control	Involuntary Termination Not Associated with a Change of Control
Jon W. Gacek	Cash Severance Payments	$2,400,000	$600,000
	Vesting Acceleration(1)	$801,946	$0
	Continued Coverage of
	Employee Benefits(2)	$12,969	$12,969
	Total Termination Benefits:	$3,214,915	$612,969

Christopher S. Willis	Cash Severance Payments	$320,632	$0
	Vesting Acceleration(1)	$60,615	$0
	Continued Coverage of
	Employee Benefits(2)	$23,282	$0
	Total Termination Benefits:	$404,529	$0

William C. Britts	Cash Severance Payments	$832,509	$370,004
	Vesting Acceleration(1)	$265,756	$0
	Continued Coverage of
	Employee Benefits(2)	$23,054	$0
	Total Termination Benefits:	$1,121,319	$370,004

Robert S. Clark	Cash Severance Payments	$900,000	$0
	Vesting Acceleration(1)	$265,756	$0
	Continued Coverage of
	Employee Benefits(2)	$13,045	$0
	Total Termination Benefits:	$1,178,801	$0

Geoffrey G. Stedman	Cash Severance Payments	$663,750	$0
	Vesting Acceleration(1)	$168,970	$0
	Continued Coverage of
	Employee Benefits(2)	$14,722	$0
	Total Termination Benefits:	$847,442	$0

Linda M. Breard	Cash Severance Payments	$559,500	$0
	Vesting Acceleration(1)	$199,591	$0
	Continued Coverage of
	Employee Benefits(2)	$23,232	$0
	Total Termination Benefits(3):	$782,323	$0

(1)	Reflects the aggregate market value of outstanding and unvested stock option grants and restricted stock unit awards. For unvested stock options, the aggregate market value is computed by multiplying (i) the difference between $0.61 and the exercise price of the option, by (ii) the number of shares of the Company’s Common Stock underlying the unvested stock options at March 31, 2016. For unvested restricted stock unit awards, the aggregate market value is computed by multiplying (i) $0.61, by (ii) the number of unvested restricted stock unit awards outstanding at March 31, 2016. In the event of vesting acceleration or other modifications of share-based awards, we account for such modifications in accordance with ASC 718.

(2)	Assumes continued coverage of employee benefits at the Fiscal 2016 COBRA premium rate for health, dental, and vision coverage.

(3)	Ms. Breard voluntarily terminated employment effective January 26, 2016, and while the total termination benefits reflect the potential payments she would have received as an employee during a change of control, Ms. Breard did not receive any actual severance payments in association with her resignation.

DIRECTOR COMPENSATION

The Leadership and Compensation Committee, together with the full Board, are responsible for determining the amount and form of compensation for the Company’s non-employee directors. The Company’s management team provides information, analysis and recommendations to the Leadership and Compensation Committee on matters such as competitive market practices, target compensation levels and non-employee director compensation program design. In addition, the Leadership and Compensation Committee’s compensation consultant, as identified in the Compensation Discussion & Analysis, also provides analysis and advice on the market competitiveness of our non-employee directors’ compensation program (both in relation to the Company’s peer group and to the broader technology industry), as well as on current trends and developments, and specific non-employee director compensation program design recommendations. While the Leadership and Compensation Committee carefully considers all of the information and recommendations made by members of management and its compensation consultant, ultimate authority for all decisions relating to the non-employee director compensation program rests with the Board.

The Leadership and Compensation Committee has determined that it will conduct a comprehensive review of the compensation program for the Company’s non-employee directors every two years. As the last comprehensive review of the non-employee director compensation occurred in fiscal year 2014, the management team and the consultant conducted a comprehensive review of the Fiscal 2016 compensation programs in fiscal year 2016 and concluded that the total compensation delivered to non-employee directors is competitive in comparison to the Company’s compensation peer group (discussed in the Compensation Discussion and Analysis above). As a result of this review, the management team and the consultant recommended to the Leadership and Compensation Committee that they do not approve changes to either the type or the amount of compensation for the Board is needed at this time, except for an increase to the Chairman annual retainer of $5,000, from $25,000 to $30,000 per year. Mr. Auvil, however, later declined to accept this increase, so that the annual Chairman retainer remains at $25,000. The table below details the specific elements of the Company’s Fiscal 2016 compensation program for its non-employee directors. All cash compensation is paid in equal quarterly installments.

Compensation Element	Quantum Board Compensation Program
Board Service – Cash	➢ Annual cash retainer: $50,000
➢ Meeting fees: none
Board Service – Equity	➢ Initial award: restricted stock units with grant date value of $125,000
●Vest over two years (50% after one year and 50% over the second year)
➢ Annual award: restricted stock units with grant date value of $100,000
●Vest quarterly over one year
Committee Chair Service	➢ Annual cash retainers:
●Audit Committee: $25,000
●Leadership & Compensation Committee: $17,500
●Corporate Governance & Nominating Committee: $15,000
➢ Meeting fees: none
Committee Member Service	➢ Annual cash retainers:
●Audit Committee: $12,500
●Leadership & Compensation Committee: $10,000
●Corporate Governance & Nominating Committee: $7,500
➢ Meeting fees: none
Lead Director / Chairman	➢ Annual cash retainer: $25,000

During Fiscal 2016, the non-employee directors received the following equity awards: Messrs. Auvil, Black, DiNardo, Fuller, Krall, Powers, and Roberson each received 90,090 restricted stock units and Mr. Anderson received 22,523 restricted stock units that vest as follows: 25% vest on each of December 1, 2015, March 1, 2016, June 1, 2016, and the date of the Annual Meeting. Mr. Andersen, who joined the Board on May 6, 2015, received 64,767 restricted stock units that will vest as follows: 50% will vest on June 1, 2016 and 50% will vest on June 1, 2017. Due to Mr. Black’s resignation from the Board in February 2016, any unvested restricted stock units were forfeited.

The Board, in its discretion, determines the time or times at which equity awards may be granted, the form in which such awards are granted, the number of shares of the Company’s stock subject to each award and, in the case of stock options, the period over which such stock options become exercisable.

We also maintain a non-qualified deferred compensation plan which allows our non-employee directors to contribute some or all of their cash fees to an irrevocable trust for the purpose of deferring federal and state income taxes. Participants direct the deemed investment of their deferred accounts among a pre-selected group of investment funds, which does not include shares of the Company’s Common Stock. The deemed investment accounts mirror the investment options available under the Company’s 401(k) Savings Plan. Participants’ deferred accounts are credited with interest based on their deemed investment selections. During Fiscal 2016, none of our non-employee directors elected to defer any of their cash fees to the non-qualified deferred compensation plan.

Effective October 2015, in connection with his service on the Company’s Board, Mr. Auvil declined to receive any further cash fees and this forgone compensation will not be made up to Mr. Auvil in any other form.

Employee directors receive no additional compensation for their service on the Board or on committees of the Board.

Compensation paid to the non-employee directors during Fiscal 2016 is set forth in the following table. Mr. Press joined the Board in fiscal year 2017 and therefore, did not receive compensation during Fiscal 2016.

Fiscal 2016 Director Compensation Table(1)

Name	Fees Earned or Paid in Cash(1)	Stock Awards (2)(4)	Option Awards (3)(4)	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andersen, Robert J.*	$50,000	$150,000	$0	$0	$0	$0	$200,000
Auvil III, Paul R.**	$47,500	$100,000	$0	$0	$0	$0	$147,500
Black, Philip***	$61,250	$100,000	$0	$0	$0	$0	$161,250
DiNardo, Louis	$61,250	$100,000	$0	$0	$0	$0	$161,250
Fuller, Dale L.	$57,500	$100,000	$0	$0	$0	$0	$157,500
Krall, David A.	$67,500	$100,000	$0	$0	$0	$0	$167,500
Powers, Gregg J.	$61,250	$100,000	$0	$0	$0	$0	$161,250
Roberson, David E.	$85,000	$100,000	$0	$0	$0	$0	$185,000
Smith, Jeffrey C.***	$15,000	$100,000	$0	$0	$0	$0	$115,000

*	Mr. Andersen joined the Board effective May 6, 2015.

**	Effective October 2015, Mr. Auvil declined to receive any further cash fees in connection with his service on the Company’s Board.

***	Mr. Smith resigned effective May 6, 2015, and Mr. Black resigned effective February 3, 2016.

(1)	Amounts reflect compensation earned by each director during Fiscal 2016. Fees Earned or Paid in Cash include the following:

Name	Board Retainer	Committee Membership Retainer	Committee Chair Retainer	Chairman Retainer	Total Fees Earned or Paid in Cash
Andersen, Robert J.	$43,750	$6,250	$—		$50,000
Auvil III, Paul R.	$25,000	$10,000	$—	$12,500	$47,500
Black, Philip	$50,000	$11,250	$—	$—	$61,250
DiNardo, Louis	$50,000	$7,500	$3,750	$—	$61,250
Fuller, Dale L.	$50,000	$7,500	$—	$—	$57,500
Krall, David A.	$50,000	$10,000	$7,500	$—	$67,500
Powers, Gregg J.	$50,000	$7,500	$3,750	$—	$61,250
Roberson, David E.	$50,000	$22,500	$12,500	$—	$85,000
Smith, Jeffrey C.	$12,500	$2,500	$—	$—	$15,000

(2)	On June 1, 2015, Mr. Andersen received 64,767 restricted stock units. On September 1, 2015, the Company’s non-employee directors received the following awards: Messrs. Auvil, Black, DiNardo, Fuller, Krall, Powers, and Roberson each received an annual award of 90,090 restricted stock units and Mr. Andersen received 22,523 restricted stock units. The value of these awards was computed in accordance with Statement of Financial Accounting Standards Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). Assumptions used in the calculation of the value are disclosed under “Stock Incentive Plans and Share-Based Compensation” in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2016.

(3)	No stock options were granted to the non-employee directors in Fiscal 2016.

(4)	Outstanding equity awards held by each of the non-employee directors as of March 31, 2016 were as follows:

			Total Equity
	Awards	Options	Awards
Name	Outstanding	Outstanding	Outstanding
Andersen, Robert J.	76,028	—	76,028
Auvil III, Paul R.	45,044	66,000	111,044
Black, Philip	—	—	—
DiNardo, Louis	45,044	—	45,044
Fuller, Dale L.	72,698	—	72,698
Krall, David A.	45,044	—	45,044
Powers, Gregg J.	45,044	—	45,044
Roberson, David E.	45,044	—	45,044
Smith, Jeffrey C.	—	—	—

Leadership and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Company’s Leadership and Compensation Committee are Mr. David A. Krall, Chair of the committee, and Mr. David E. Roberson. No member of the Leadership and Compensation Committee is currently, nor has any been at any time since the formation of the Company, an officer or employee of the Company or any of its subsidiaries. Likewise, no member of the Leadership and Compensation Committee has entered into a transaction, or series of similar transactions, in which they will have a direct or indirect material interest adverse to the Company. No interlocking relationships exist between any member of the Board or Leadership and Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2016 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the business address for the beneficial owners listed below is 224 Airport Parkway, Suite 300, San Jose, CA 95110.

Name	Number of Shares Beneficially Owned(1)		Approximate Percentage of Class(2)
5% or Greater Stockholders:

Private Capital Management LLC	17,075,228	(3)	6.41%
8889 Pelican Bay Boulevard, Suite 500
Naples, FL 34108
Starboard Value LP	42,417,263	(4)	15.92%
777 Third Avenue, 18th Floor
New York, NY 10017
VIEX Capital Advisors, LLC	29,531,722	(5)	11.08%
825 Third Avenue 33rd Floor
New York, NY 10022
Directors and Named Executive Officers:
Robert J. Andersen	49,277	(6)	*
Paul R. Auvil III	597,509	(7)	*
Linda M. Breard	581,667	(8)	*
William C. Britts	1,264,442	(9)	*
Robert S. Clark	737,715	(10)	*
Louis DiNardo	292,871	(11)	*
Dale L. Fuller	197,542	(12)	*
Jon W. Gacek	3,801,157	(13)	1.43%
David A. Krall	342,354	(14)	*
Gregg J. Powers	17,075,228	(15)	6.41%
Clifford Press	—	(16)	*
David E. Roberson	329,263	(17)	*
Geoff G. Stedman	189,435	(18)	*
Christopher S. Willis	341,546	(19)	*
All current directors and executive officers as a group (15 persons)	26,050,969	(20)	9.78%

(*)	Less than 1%.

(1)	Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company’s knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)	Applicable percentage ownership is based on 266,468,683 shares of Common Stock outstanding as of June 30, 2016. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after June 30, 2016, are considered beneficially owned by the holder, but such shares are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)	Information is based on a Schedule 13F as of March 31, 2016 filed with the Securities and Exchange Commission by Private Capital Management, LLC, a Delaware limited liability corporation (“PCM”). PCM holds 16,245,857 shares and has shared voting and dispositive power with respect to these shares. Mr. Powers, the CEO and Portfolio Manager of PCM, owns 586,500 shares. In addition, as compensation for Mr. Powers’ services on Quantum’s board of directors, Quantum granted to Pelican Bay Holdings LLC 242,871 shares of Common Stock. Mr. Powers is the sole member of Pelican Bay Holdings LLC.

(4)	Information is based on Schedules 13D/A filed with the Securities and Exchange Commission on January 26, 2016 and on April 6, 2016 and on Forms 4 filed with the Securities and Exchange Commission on January 22, January 25, March 16 and March 18, 2016, respectively by Starboard Value LP and its affiliates. Starboard Value and Opportunity Master Fund Ltd. (“Starboard V&O Fund”) beneficially owns and has sole voting and dispositive power with respect to 24,582,539 shares, which includes 13,791,742 shares issuable upon the conversion of Quantum Corporation’s 4.50% convertible senior notes due November 2017 (the “Notes”). Starboard Value and Opportunity S LLC (“Starboard LLC”) beneficially owns and has sole voting and dispositive power with respect to 5,269,399 shares, which includes 2,850,637 shares issuable upon the conversion of the Notes. Starboard Value and Opportunity C LP (“Starboard Value C LP”) beneficially owns and has sole voting and dispositive power with respect to 2,457,479 shares, which includes 482,696 shares issuable upon the conversion of the Notes. Starboard Value R LP (“Starboard R LP”), as the general partner of Starboard C LP, and Starboard Value R GP LLC, as the general partner of Starboard R LP, may each be deemed to beneficially own and have sole voting and dispositive power with respect to the shares owned by Starboard C LP. 8,244,277 shares are held in an account managed by Starboard Value LP (the “Starboard Value LP Account”), which includes 4,459,623 shares issuable upon the conversion of the Notes. Each of Starboard Value LP, as the investment manager of Starboard V&O Fund, Starboard C LP and the Starboard Value LP Account, and as the manager of Starboard LLC, Starboard Value GP LLC (“Starboard Value GP”), as the general partner of Starboard Value LP, Starboard Principal Co LP (“Principal Co”), as a member of Starboard Value GP, and Starboard Principal Co GP LLC (“Principal GP”), as the general partner of Principal Co, may be deemed to beneficially own and have sole voting and dispositive power with respect to the aggregate of 40,553,694 shares owned by Starboard V&O Fund, Starboard LLC, Starboard C LP and held in the Starboard Value LP Account. Each of Messrs. Jeffrey C. Smith, Mark R. Mitchell and Peter A. Feld, as members of Principal GP and as members of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP, may be deemed to beneficially own and have shared voting and dispositive power with respect to the aggregate of 40,553,694 shares owned by Starboard V&O Fund, Starboard LLC, Starboard C LP and held in the Starboard Value LP Account. In addition, Mr. Smith beneficially owns 137,565 shares of Common Stock, granted to him as compensation for his services on Quantum’s board of directors.

(5)	Information is based on Schedules 13D and 13D/A filed with the Securities and Exchange Commission on December 28, 2015, January 21, 2016, February 2, 2016, April 28, 2016, June 2, 2016 and June 7, 2016 by VIEX Capital Advisors, LLC ("VIEX Capital"), VIEX Special Opportunities Fund III, LP ("VSO III") and their affiliates. VIEX Opportunities Fund, LP - Series One ("VIEX Series One") beneficially owns and has shared voting and dispositive power with respect to 7,407,865 shares. VIEX Opportunities Fund, LP - Series Two (VIEX Series Two") beneficially owns and has shared voting and dispositive power with respect to 1,413,191 shares. Each of VSO III and VIEX Special Opportunities GP III LLC, as the general partner of VSO III, beneficially own and have shared voting and dispositive power with respect to 20,710,666 shares. VIEX GP, LLC ("VIEX GP"), as the general partner of VIEX Series One and VIEX Series Two beneficially owns and has shared voting and dispositive power with respect to 8,821,056 shares. Each of VIEX Capital, as the investment manager of VIEX Series One and VIEX Series Two, and Eric Singer, as the managing member of VIEX GP and VIEX Capital, beneficially own and have shared voting and dispositive power with respect to 29,531,722 shares, which constitutes the shares owned by VIEX Series One, VIEX Series Two and VSO III. VSO III and its affiliates disclaim the beneficial ownership of the reported shares except to the extent of their pecuniary interest therein.

(6)	Represents shares of Common Stock.

(7)	Represents 531,509 shares of Common Stock and 66,000 shares subject to Common Stock options exercisable at June 30, 2016, or within sixty (60) days thereafter.

(8)	Represents shares of Common Stock.

(9)	Represents 774,109 shares of Common Stock, 198,333 service-based restricted stock units that will vest on July 1, 2016, 17,000 performance-based restricted stock units that will vest on July 1, 2016, and 275,000 shares subject to Common Stock options exercisable at June 30, 2016, or within sixty (60) days thereafter.

(10)	Represents 370,298 shares of Common Stock, 198,333 service-based restricted stock units that will vest on July 1, 2016, 17,000 performance-based restricted stock units that will vest on July 1, 2016, and 152,084 shares subject to Common Stock options exercisable at June 30, 2016, or within sixty (60) days thereafter.

(11)	Represents shares of Common Stock.

(12)	Represents shares of Common Stock.

(13)	Represents 1,346,741 shares of Common Stock, 577,916 service-based restricted stock units that will vest on July 1, 2016, 76,500 performance-based restricted stock units that will vest on July 1, 2016, and 1,800,000 shares subject to Common Stock options exercisable at June 30, 2016, or within sixty (60) days thereafter.

(14)	Represents shares of Common Stock.

(15)	As compensation for Mr. Powers’ services on Quantum’s board of directors, Quantum granted to Pelican Bay Holdings LLC 242,871 shares of Common Stock. Mr. Powers is the sole member of Pelican Bay Holdings LLC. Mr. Powers also owns 586,500 shares. In addition, Mr. Powers, the CEO and Portfolio Manager of PCM, holds shared voting and dispositive power with respect to 16,245,857 shares held in PCM managed accounts. Mr. Powers disclaims beneficial ownership for these shares, and PCM and Mr. Powers disclaim the existence of a group with respect to any third party.

(16)	Mr. Clifford was appointed to Quantum’s board of directors on April 1, 2016. None of his restricted stock units are vested at June 30, 2016, or within sixty (60) days thereafter.

(17)	Represents shares of Common Stock.

(18)	Represents 132,435 shares of Common Stock, 40,000 service-based restricted stock units that will vest on July 1, 2016 and 17,000 performance-based restricted stock units that will vest on July 1, 2016.

(19)	Represents 204,778 shares of Common Stock, 44,583 service-based restricted stock units that will vest on July 1, 2016, 2,185 performance-based restricted stock units that will vest on July 1, 2016, and 90,000 shares subject to Common Stock options exercisable at June 30, 2016, or within sixty (60) days thereafter.

(20)	Represents 22,062,720 shares of Common Stock, 1,400,830 service-based restricted stock units that will vest at June 30, 2016 or within sixty (60) days thereafter, 154,335 performance-based restricted stock units that will vest at June 30, 2016 or within sixty (60) days thereafter, and 2,433,084 shares subject to Common Stock options vested or exercisable at June 30, 2016, or within sixty (60) days thereafter.

Equity Compensation Plan Information

Information regarding our equity compensation plans was set forth in Item 12 of the Original Filing.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Agreements with Directors and Executive Officers

The Company has entered into indemnification agreements with its executive officers, directors and certain significant employees containing provisions that are in some respects broader than the specific indemnification provisions contained in the General Corporation Law of the State of Delaware. These agreements provide, among other things, for indemnification of the executive officers, directors and certain significant employees in proceedings brought by third parties and in stockholder derivative suits. Each agreement also provides for advancement of expenses to the indemnified party.

The Company has entered into a change of control agreement and an agreement to advance legal fees with Shawn D. Hall, Senior Vice President, General Counsel and Secretary and Donald E. Martella, SVP, Engineering. The material terms of these agreements are the same as for the Company’s named executive officers and are described above in the section entitled “Compensation Discussion and Analysis - Change of Control Severance Policy, Employment Agreements and Severance Agreements.”

The Company has entered into agreements with its non-employee directors whereby in the event that there is a “change of control” of the Company (which is defined in the agreements to include, among other things, a merger or sale of all or substantially all of the assets of the Company or a reconstitution of the Company’s Board) and, on or within 12 months of the change of control, the non-employee director’s performance of services as a Board member terminates other than as a result of death or Disability (as defined in the Agreement), then, to the extent that any portion of any equity-based compensation awards held by such Director is not vested at the time of termination, all such unvested awards will automatically vest.

Procedures for Reviewing and Approving Related Party Transactions

In accordance with the charter for the Audit Committee and with the Company’s restated and amended related party transaction policy, which was approved by the Board on August 15, 2012, our Audit Committee reviews and approves any proposed related party transactions. Any related party transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related party” and “related party transaction” have the meanings set forth in the Company’s related party transaction policy.

In addition, the Company’s Code of Business Conduct and Ethics (the “Code”) requires that the Company’s employees, officers and directors avoid conducting Company business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role unless disclosed to the Company’s ethics committee (which includes the General Counsel and the Vice President, Corporate Controller (the “Ethics Committee”)) and approved in advance by the Ethics Committee or the Audit Committee, as applicable.

Board Independence

Quantum’s Corporate Governance Principles provide that a majority of the Board shall consist of independent directors. The Board has determined that none of the directors, other than Jon W. Gacek, has any material relationship with Quantum (either directly or as a partner, stockholder or officer of an organization that has a relationship with Quantum), and that such directors and nominees (other than Mr. Gacek) are independent under all applicable regulations, including the rules of the NYSE and the SEC. In addition, all members of the Audit Committee, the Leadership and Compensation Committee and the Corporate Governance and Nominating Committee meet the independence requirements for such committee under all applicable regulations, including the rules of the NYSE and the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed for various professional services by PricewaterhouseCoopers LLP for Fiscal 2016 and Fiscal 2015:

Amounts in thousands
	2016 Total	2015 Total
Audit Fees (1)	$1,518	$1,300
Audit-related Fees	—	20
Tax Fees (2)	154	92
All Other Fees	—	—
Total	$1,672	$1,412

(1)	Audit fees include the audit of Quantum’s annual financial statements, review of financial statements included in Quantum’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with foreign statutory and regulatory filings or engagements for those fiscal years and include services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. Audit fees also include advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, including the application of proposed accounting rules, statutory audits required by non-U.S. jurisdictions and discussions on internal control matters.

(2)	This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax consulting. The tax compliance services principally include preparation and/or review of various tax returns, assistance with tax return supporting documentation and tax return audit assistance. The tax consulting services principally include advice regarding mergers and acquisitions, international tax structure and other strategic tax planning opportunities. All such services were approved by the Audit Committee.

Audit Committee Pre-Approval Policy

In accordance with Audit Committee policy and the requirements of law, all services to be provided by the Company’s independent registered public accounting firm are pre-approved by the Audit Committee. This is to avoid potential conflicts of interest that could arise if the Company received specified non-audit services from its auditing firm. Annually, the Audit Committee pre-approves appropriate audit, audit-related and tax services which are listed on a general approval schedule that the Company’s independent registered public accounting firm may perform for the Company. Where such services are expected to require more than ten hours of such firm’s billable senior partner or the equivalent time, the Company must notify the Audit Committee of the auditing firm’s performance of such services. For all services to be performed by the Company’s independent registered public accounting firm that are not specified in the general pre-approval schedule, the Company must obtain specific engagement approval from the Audit Committee for such services in advance. The Audit Committee receives all notifications and requests relating to the independent registered public accounting firm’s performance of services for the Company. The Audit Committee will review and make changes to the services listed under the general approval schedule on an annual basis and otherwise from time to time as necessary.

In Fiscal 2016, the Company’s independent registered public accounting firm attended all meetings of the Audit Committee. The Audit Committee believes that the provision of services by the Company’s independent registered public accounting firm described above is compatible with maintaining such firm’s independence from the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3) Exhibits

Except as set forth below, the required exhibits are included in the Original Filing.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

By:	/s/ Fuad Ahmad
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Chief Accounting
Officer)
Date: July 27, 2016