Form 10-Q
period 2016-06-30
QUANTUM CORP /DE/
filed 2016-08-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 1-13449
––––––––––––––––
QUANTUM CORPORATION
––––––––––––––––

Delaware (State or other jurisdiction of incorporation or organization)	94-2665054 IRS Employer Identification No
224 Airport Parkway, Suite 300, San Jose, California 95110 (Address of principal executive offices) (Zip Code)
(408) 944-4000 (Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on July 29, 2016, there were 269,196,494 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,496	$33,870
Restricted cash	2,782	2,788
Accounts receivable, net of allowance for doubtful accounts of $137 and $22, respectively	90,533	105,959
Manufacturing inventories	36,197	40,614
Service parts inventories	20,649	21,407
Other current assets	7,106	6,953
Total current assets	191,763	211,591
Long-term assets:
Property and equipment, less accumulated depreciation	12,172	12,939
Intangible assets, less accumulated amortization	403	451
Other long-term assets	4,412	4,565
Total long-term assets	16,987	17,955
	$208,750	$229,546
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$37,593	$46,136
Accrued warranty	3,444	3,430
Deferred revenue, current	86,638	88,919
Accrued restructuring charges, current	2,516	1,621
Long-term debt, current	300	3,000
Accrued compensation	23,265	22,744
Other accrued liabilities	10,794	13,806
Total current liabilities	164,550	179,656
Long-term liabilities:
Deferred revenue, long-term	33,282	35,427
Accrued restructuring charges, long-term	947	1,116
Long-term debt	61,450	62,709
Convertible subordinated debt, long-term, net of unamortized debt issuance costs of $632 and $747, respectively	69,368	69,253
Other long-term liabilities	8,213	8,324
Total long-term liabilities	173,260	176,829
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 266,469 and 266,209 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	2,665	2,662
Capital in excess of par	466,517	464,549
Accumulated deficit	(601,789)	(597,994)
Accumulated other comprehensive income	3,547	3,844
Total stockholders’ deficit	(129,060)	(126,939)
	$208,750	$229,546
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Product revenue	$71,826	$62,719
Service revenue	35,818	37,939
Royalty revenue	8,640	10,198
Total revenue	116,284	110,856
Cost of product revenue	50,132	46,964
Cost of service revenue	15,781	16,927
Total cost of revenue	65,913	63,891
Gross margin	50,371	46,965
Operating expenses:
Research and development	11,058	13,323
Sales and marketing	26,367	27,605
General and administrative	12,960	13,986
Restructuring charges	2,052	258
Total operating expenses	52,437	55,172
Loss from operations	(2,066)	(8,207)
Other income and expense	156	(286)
Interest expense	(1,508)	(1,923)
Loss before income taxes	(3,418)	(10,416)
Income tax provision	377	339
Net loss	$(3,795)	$(10,755)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted average basic and diluted shares	266,337	258,448

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(3,795)	$(10,755)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(339)	441
Net unrealized gain (loss) on revaluation of long-term intercompany balances	42	(86)
Total other comprehensive income (loss)	(297)	355
Total comprehensive loss	$(4,092)	$(10,400)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(3,795)	$(10,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,383	1,718
Amortization of intangible assets	48	137
Amortization of debt issuance costs	168	324
Service parts lower of cost or market adjustment	1,337	1,146
Deferred income taxes	75	38
Share-based compensation	1,998	2,653
Changes in assets and liabilities:
Accounts receivable	15,426	26,830
Manufacturing inventories	3,686	(63)
Service parts inventories	(124)	(472)
Accounts payable	(8,364)	(18,702)
Accrued warranty	14	(619)
Deferred revenue	(4,426)	(8,682)
Accrued restructuring charges	726	(1,291)
Accrued compensation	580	(1,062)
Other assets and liabilities	(3,571)	(4,759)
Net cash provided by (used in) operating activities	5,161	(13,559)
Cash flows from investing activities:
Purchases of property and equipment	(529)	(840)
Change in restricted cash	(15)	(59)
Net cash used in investing activities	(544)	(899)
Cash flows from financing activities:
Borrowings of long-term debt, net	3,000	—
Repayments of long-term debt	(6,959)	—
Payment of taxes due upon vesting of restricted stock	(27)	(74)
Proceeds from issuance of common stock	—	266
Net cash provided by (used in) financing activities	(3,986)	192
Effect of exchange rate changes on cash and cash equivalents	(5)	3
Net increase (decrease) in cash and cash equivalents	626	(14,263)
Cash and cash equivalents at beginning of period	33,870	67,948
Cash and cash equivalents at end of period	$34,496	$53,685
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$191	$606
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2016 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 3, 2016.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 requires that customers apply the same criteria as vendors to determine whether a cloud computing arrangement ("CCA") contains a software license or is solely a service contract. Under ASU 2015-05, fees paid by a customer in a CCA will be within the scope of internal-use software guidance if both of the following criteria are met: 1) the customer has the contractual right to take possession of the software at any time without significant penalty and 2) it is feasible for the customer to run the software on its own hardware (or to contract with another party to host the software). We adopted ASU 2015-05 in the first quarter of fiscal 2017 and adoption did not impact our statements of financial condition, results of operations, cash flows and financial statement disclosures.
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending March 31, 2017. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows and financial statement disclosures.

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

The FASB issued the following accounting standard updates related to Topic 606, Revenue from Contracts with Customers:

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
NOTE 2: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	June 30, 2016	March 31, 2016
Money market funds	$4,465	$1,640
We did not record impairments to any non-financial assets in the first quarter of fiscal 2017 or fiscal 2016. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at June 30, 2016 and at March 31, 2016. The carrying value and fair value of our convertible subordinated debt and our long-term debt were as follows (in thousands):

	As of
	June 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$69,368	$50,499	$69,253	$51,686
Long-term debt (2)	$61,750	$61,747	$65,709	$65,741

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2).
NOTE 3: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2016	March 31, 2016
Manufacturing inventories:
Finished goods	$22,099	$22,127
Work in process	336	665
Materials and purchased parts	13,762	17,822
	$36,197	$40,614

	As of
	June 30, 2016	March 31, 2016
Service parts inventories:
Finished goods	$15,741	$16,381
Component parts	4,908	5,026
	$20,649	$21,407
NOTE 4: INTANGIBLE ASSETS
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the first quarter of fiscal 2017 or 2016. The following provides a summary of the carrying value of intangible assets (in thousands):

	As of
	June 30, 2016			March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$178,292	$(177,889)	$403	$178,292	$(177,841)	$451
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	64,701	(64,701)	—	64,701	(64,701)	—
	$246,893	$(246,490)	$403	$246,893	$(246,442)	$451

NOTE 5: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Beginning balance	$3,430	$4,219
Additional warranties issued	1,980	1,607
Adjustments for warranties issued in prior fiscal years	158	(367)
Settlements	(2,124)	(1,859)
Ending balance	$3,444	$3,600
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
NOTE 6: DEBT
On April 15, 2016, our credit agreement with Wells Fargo (as amended, the "WF credit agreement") was amended to modify the maturity date, increase the excess availability requirement over time and reduce the maximum amount of intellectual property assets that may be included in the borrowing base over time.
Under the WF credit agreement, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility, which matures August 10, 2017. As of June 30, 2016, we had a $61.8 million outstanding balance on the line of credit at a weighted average interest rate of 3.13%. In addition, as of June 30, 2016, we had letters of credit totaling $1.0 million and an excess availability requirement of $6.5 million, reducing the maximum amount available to borrow to $5.7 million. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The excess availability requirement increased by $1.5 million on June 1, 2016, and will continue to increase on the first day of each September, December, March and June occurring thereafter. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million or if a default has occurred and is continuing; otherwise they are to be filed quarterly. As of June 30, 2016 and during the first quarter of fiscal 2017, we were in compliance with all covenants.
NOTE 7: RESTRUCTURING CHARGES
Fiscal 2017 April Restructuring Plan
In April 2016, we approved a plan ("Fiscal 2017 April Restructuring Plan") to eliminate 29 positions in the U.S. and internationally to reduce investments in various functions of our business to improve operational efficiencies. The costs associated with these actions consist of restructuring charges related to severance and benefits. These actions are expected to be completed by the second quarter of fiscal 2017, with the majority having occurred by June 30, 2016. For the first quarter of fiscal 2017, we incurred $1.5 million of restructuring charges under this plan, of which $0.8 million was paid to date. The ending balance for accrued severance restructuring charges under this plan is $0.7 million as of June 30, 2016.

Summary of Restructuring Expense
The types of restructuring expense for the three months ended June 30, 2016 and June 30, 2015 were (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Severance and benefits	$1,489	$72
Facilities	563	186
Total	$2,052	$258

For the first quarter of fiscal 2017, restructuring charges were largely due to $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 April Restructuring Plan. We also approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development. In connection with this activity, we recorded $0.4 million of restructuring charges related to facilities costs and had $0.4 million of accrued facility restructuring charges as of June 30, 2016. The accrued facility restructuring charges, net of estimated sublease amounts, will be paid in accordance with the facility lease terms through November 2018.

For the first quarter of fiscal 2016, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

Accrued Restructuring Charges
The following tables show the activity and the estimated timing of future payouts for accrued restructuring charges (in thousands):

	Three Months Ended June 30, 2016
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2016	$354	$2,383	$2,737
Restructuring costs	1,489	426	1,915
Adjustment of prior estimates	—	137	137
Cash payments	(1,029)	(339)	(1,368)
Other non-cash	—	42	42
Balance as of June 30, 2016	$814	$2,649	$3,463

	As of June 30, 2016
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$814	$1,702	$2,516
July 2017 through December 2021	—	947	947
	$814	$2,649	$3,463

Accrued facility restructuring charges will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Share-based compensation:
Cost of revenue	$280	$362
Research and development	403	549
Sales and marketing	612	870
General and administrative	703	872
	$1,998	$2,653
Share-based compensation by type of award:
Stock options	$—	$2
Restricted stock	1,836	2,430
Stock purchase plan	162	221
	$1,998	$2,653
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the first quarter of fiscal 2017 or fiscal 2016. The Black-Scholes option pricing model is used to estimate the fair value of stock options.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the first quarter of fiscal 2017 and fiscal 2016 were $0.48 and $1.97 per share, respectively.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted in the first quarter of fiscal 2017 or fiscal 2016.
Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	4,131	$1.52
Forfeited	(234)	0.98
Expired	(41)	0.97
Outstanding as of June 30, 2016	3,856	$1.56	1.53	$—
Vested and expected to vest at June 30, 2016	3,856	$1.56	1.53	$—
Exercisable as of June 30, 2016	3,856	$1.56	1.53	$—

Restricted Stock Units
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2016	11,109	$1.39
Granted	925	0.48
Vested	(306)	1.36
Forfeited	(174)	1.43
Nonvested at June 30, 2016	11,554	$1.32
NOTE 9: INCOME TAXES
Income tax provisions for the first quarter of fiscal 2017 and fiscal 2016 were $0.4 million and $0.3 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.
NOTE 10: NET LOSS PER SHARE
The following is the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2016	June 30, 2015
Numerator:
Net loss	$(3,795)	$(10,755)

Denominator:
Weighted average basic and diluted shares	266,337	258,448

Basic and diluted net loss per share	$(0.01)	$(0.04)

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

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For the first quarter of fiscal 2017 and fiscal 2016, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes and $0.9 million of related interest expense were excluded.

•	For the first quarter of fiscal 2016, 19.3 million weighted average shares related to our 3.50% convertible subordinated notes and $0.9 million of related interest expense were excluded.

•	For the first quarter of fiscal 2017 and fiscal 2016, options to purchase 4.0 million and 4.8 million, respectively, weighted average shares were excluded.

•	For the first quarter of fiscal 2017 and fiscal 2016, unvested RSUs of 11.1 million and 13.1 million, respectively, weighted average shares were excluded.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2016 and March 31, 2016, we issued non-cancelable commitments for $44.2 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

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
Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

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
OVERVIEW
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext® software, StorNext appliances (which include StorNext disk storage, StorNext-related tape storage and XcellisTM), StorNext Pro™ Solutions, Lattus™ extended online storage systems, Q-Cloud® Archive and Q-Cloud Vault. These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
Our goal for fiscal 2017 is to increase shareholder value by growing our scale-out storage revenue and investing to drive future growth in our scale-out business while also delivering on our operating profit goals. We continue to focus on building our momentum in three main broad categories of scale-out storage: media and entertainment, intelligence and surveillance and technical applications. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.
On April 15, 2016, our credit agreement with Wells Fargo (as amended, the "WF credit agreement") was amended to modify the maturity date, increase the excess availability requirement over time and reduce the maximum amount of intellectual property assets that may be included in the borrowing base over time.

Results
We had total revenue of $116.3 million in the first quarter of fiscal 2017, a $5.4 million increase from the first quarter of fiscal 2016, primarily due to increased revenue from disk backup systems, devices and media and scale-out storage solutions, partially offset by decreases in revenue from service and royalty. Our branded product and service revenue increased by a net 7% from the first quarter of fiscal 2016. Our focus on our branded business continues to be reflected in the proportion of non-royalty revenue from branded business, which was 90% in the first quarter of fiscal 2017 and fiscal 2016.
Our gross margin percentage increased by 90 basis points to 43.3% from the first quarter of fiscal 2016 despite a decrease in royalty revenue, which has a 100% gross margin percentage. The increase in gross margin percentage was primarily due to a combination of increased product revenue, an increase in material margin of product revenue related to changes in revenue mix and cost reduction actions we took in the second half of fiscal 2016.
Operating expenses decreased $2.7 million, or 5%, from the first quarter of fiscal 2016 primarily due to decreases in compensation and benefits from lower staffing levels as a result of the cost reduction actions we took in the second half of fiscal 2016 and legal fees primarily from the Crossroads lawsuit disclosed in Note 11 "Commitments and Contingencies." These decreases were partially offset by an increase in restructuring charges as a result of the restructuring plan we approved in April 2016 ("Fiscal 2017 April Restructuring Plan") to eliminate 29 positions in the U.S. and internationally to reduce investments in various functions of our business to improve operational efficiencies. These actions are expected to be completed by the second quarter of fiscal 2017, with the majority having occurred by June 30, 2016.
Our operating loss declined by $6.1 million, from $8.2 million in the first quarter of fiscal 2016 to $2.1 million in the first quarter of fiscal 2017.
We generated $5.2 million in cash from operations in the first three months of fiscal 2017 compared to $13.6 million of cash used in operations in the first three months of fiscal 2016. We ended the quarter with $37.3 million in cash, cash equivalents and restricted cash.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)
	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Product revenue	$71,826	61.8%	$62,719	56.6%	$9,107	14.5%
Service revenue	35,818	30.8%	37,939	34.2%	(2,121)	(5.6)%
Royalty revenue	8,640	7.4%	10,198	9.2%	(1,558)	(15.3)%
Total revenue	$116,284	100.0%	$110,856	100.0%	$5,428	4.9%

Total revenue increased from the first quarter of fiscal 2016 primarily due to increased product revenue from disk backup systems, devices and media and scale-out storage solutions, with disk backup systems accounting for more than half of the increase. This increase in product revenue is partially offset by decreases in service and royalty revenue.
We believe the changes in our product and service revenue continue to be driven by the changing storage environment, including increased market demand for scale-out storage solutions and changes in demand for data protection tape products. Revenue from branded data protection products and services increased $3.4 million, or 5%, from the first quarter of fiscal 2016 primarily due to increased sales of disk backup systems and devices and media, which was partially offset by a decrease in service revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded scale-out storage solutions and services increased $3.0 million, or 11%, from the first quarter of fiscal 2016 largely due to increased sales of our StorNext appliances and higher service revenue, which was offset by a decrease in revenue from StorNext Pro Solutions and Lattus extended online storage systems. Our scale-out storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage, StorNext-related tape storage and Xcellis), StorNext Pro Solutions, Lattus extended online storage systems, Q-Cloud Archive and Q-Cloud Vault. In addition, OEM product and service revenue, which primarily is comprised of data protection tape automation systems, increased $0.6 million from the first quarter of fiscal 2016 primarily due to increased sales of tape automation systems. Royalty revenue decreased during the first quarter of fiscal 2017 primarily due to lower LTO media technology royalties.

Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $9.1 million in the first quarter of fiscal 2017 compared to the prior year period. The increase in product revenue was primarily due to higher sales of disk backup systems, scale-out storage solutions, devices and media and OEM tape automation systems. Revenue from sales of branded products increased 15% and sales of our products to OEM customers also increased 14% in the first quarter of fiscal 2017 compared to the prior year period.

	Three Months Ended
(Dollars in thousands)
	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Tape automation systems	$21,438	18.4%	$20,622	18.6%	$816	4.0%
Disk backup systems	13,483	11.6%	8,694	7.8%	4,789	55.1%
Devices and media	12,754	11.0%	10,904	9.9%	1,850	17.0%
Scale-out storage solutions	24,151	20.8%	22,499	20.3%	1,652	7.3%
Total product revenue	$71,826	61.8%	$62,719	56.6%	$9,107	14.5%

Revenue from tape automation systems increased in the first quarter of fiscal 2017 compared to the prior year period primarily due to an increase of 14%, or $1.2 million in OEM tape automation systems, partially offset by a decrease of 3%, or $0.4 million in branded data protection tape automation systems. The increase in OEM tape automation systems was largely due to increased sales in midrange systems, partially offset by decreased sales of enterprise and entry-level systems.
Revenue from disk backup systems increased in the first quarter of fiscal 2017 compared to the prior year period primarily due to increased sales of our midrange systems.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased during the first quarter of fiscal 2017 primarily due to higher sales of branded devices and media.

Our scale-out storage solutions revenue increased during the first quarter of fiscal 2017 compared to the prior year period primarily due to increased sales of StorNext appliances, partially offset by a decrease in revenue from StorNext Pro Solutions and Lattus extended online storage systems.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the first quarter of fiscal 2017 due to decreased service revenue from our data protection products, partially offset by an increase in revenue from branded service contracts for our StorNext appliances.
Royalty Revenue
Royalty revenue decreased compared to the first quarter of fiscal 2016 primarily due to decreased media royalties from LTO generation 1 through 6, partially offset by increased media royalties from the recently-introduced LTO 7. In fiscal 2016, we began offering LTO-7 to our tiered storage portfolio.
Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2016	Gross margin %	June 30, 2015	Gross margin %	Change	Basis point change
Product gross margin	$21,694	30.2%	$15,755	25.1%	$5,939	510
Service gross margin	20,037	55.9%	21,012	55.4%	(975)	50
Royalty gross margin	8,640	100.0%	10,198	100.0%	(1,558)	—
Gross margin	$50,371	43.3%	$46,965	42.4%	$3,406	90

Gross margin percentage increased during the first quarter of fiscal 2017 compared to the prior year period, despite a decrease in royalty revenue, which has a 100% gross margin percentage. The increase was primarily due to a combination of increased product revenue, an increase in material margin of product revenue related to changes in revenue mix and the cost reduction actions we took in the second half of fiscal 2016.
Product Margin
Product gross margin increased 510 basis points during the first quarter of fiscal 2017 compared to the prior year period. This increase was primarily due to a combination of increased revenue and an increase in material margin related to changes in revenue mix. Higher margin products comprised a higher portion of our product revenue.
Service Margin
Service gross margin increased 50 basis points in the first quarter of fiscal 2017 compared to the prior year period. The increase was primarily due to decreases in external repair expense from lower repair costs on our data protection products and compensation and benefits from lower staffing levels as a result of the cost reduction actions we took in the second half of fiscal 2016.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and related gross margin dollars decreased $1.6 million in the first quarter of fiscal 2017 compared to the prior year period for reasons discussed above.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Research and development	$11,058	9.5%	$13,323	12.0%	$(2,265)	(17.0)%
The decrease in research and development expense in the first quarter of fiscal 2017 compared to the prior year period was primarily due to a decrease of $1.7 million in compensation and benefits largely from lower staffing levels as a result of the cost reduction actions we took in the second half of fiscal 2016.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Sales and marketing	$26,367	22.7%	$27,605	24.9%	$(1,238)	(4.5)%
The decrease in sales and marketing expense in the first quarter of fiscal 2017 compared to the prior year period was primarily due to decreases of $1.3 million in compensation and benefits from lower staffing levels as a result of the cost reduction actions we took in the second half of fiscal 2016 and $0.7 million in employee sponsored activities related to a shift in event timing. These decreases were offset by a $0.8 million increase in advertising and marketing costs from higher spend on marketing programs in the first quarter of fiscal 2017.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
General and administrative	$12,960	11.1%	$13,986	12.6%	$(1,026)	(7.3)%

The decrease in general and administrative expense for the first quarter of fiscal 2017 compared to the prior year period was largely due to a $0.9 million decrease in legal fees primarily from the Crossroads lawsuit disclosed in Note 11 "Commitments and Contingencies."

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Restructuring charges	$2,052	1.8%	$258	0.2%	$1,794	695.3%

For the first quarter of fiscal 2017, restructuring charges were largely due to $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 April Restructuring Plan. We also approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development. In connection with this activity, we recorded $0.4 million of restructuring charges related to facilities costs and had $0.4 million of accrued facility restructuring charges as of June 30, 2016. The accrued facility restructuring charges, net of estimated sublease amounts, will be paid in accordance with the facility lease terms through November 2018.

For the first quarter of fiscal 2016, restructuring charges were primarily due to facilities costs as a result of further consolidating our facilities in the U.S.

For further information regarding our restructuring actions, refer to Note 7 “Restructuring Charges.”
Interest and Other Income

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Interest and other income	$156	0.1%	$(286)	(0.3)%	$442	154.5%
Other income in the first quarter of fiscal 2017 was primarily due to net foreign exchange gains of $0.1 million. Other income in the first quarter of fiscal 2016 was primarily due to net foreign exchange losses of $0.4 million largely from strengthening of the euro, the British pound and the Swiss franc against the U.S dollar.
Interest Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of revenue	June 30, 2015	% of revenue	Change	% Change
Interest expense	$1,508	1.3%	$1,923	1.7%	$(415)	(21.6)%
The decrease in interest expense in the first quarter of fiscal 2017 compared to the prior year period was primarily due to the payments of $83.7 million of aggregate principal amount of 3.50% notes in fiscal 2016, partially offset by an increase in interest expense incurred from the outstanding balance on a line of credit under the WF credit agreement.
Income Taxes

	Three Months Ended
(Dollars in thousands)	June 30, 2016	% of pre-tax loss	June 30, 2015	% of pre-tax loss	Change	% Change
Income tax provision	$377	(11.0)%	$339	(3.3)%	$38	11.2%
The income tax provision for the first quarter of both fiscal 2017 and fiscal 2016 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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

Amortization of Intangible Assets
The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Cost of revenue	$48	$137	$(89)	(65.0)%

The decrease in intangible amortization in the first quarter of fiscal 2017 compared to the prior year period was primarily due to certain intangibles becoming fully amortized during fiscal 2016. For further information regarding amortizable intangible assets, refer to Note 4 “Intangible Assets.”
Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Cost of revenue	$280	$362	$(82)	(22.7)%
Research and development	403	549	(146)	(26.6)%
Sales and marketing	612	870	(258)	(29.7)%
General and administrative	703	872	(169)	(19.4)%
	$1,998	$2,653	$(655)	(24.7)%
The decrease in share-based compensation expense in the first quarter of fiscal 2017 compared to the prior year period was primarily due to a decrease of $0.6 million in restricted stock expense from lower staffing levels.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of June 30, 2016, we had $34.5 million of cash and cash equivalents, which is comprised of money market funds and cash deposits.
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
As of June 30, 2016, we had $70.0 million of 4.50% convertible subordinated debt outstanding due November 15, 2017 (“4.50% notes”), excluding unamortized debt issuance costs. The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $1.6 million of interest on the 4.50% notes in the first three months of fiscal 2017. In addition, we had a $61.8 million outstanding balance on a line of credit under the WF credit agreement at a weighted average interest rate of 3.13% as of June 30, 2016.

Under the WF credit agreement, as amended, we have the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility which matures August 10, 2017. As of June 30, 2016 we had letters of credit totaling $1.0 million and an excess availability requirement of $6.5 million, reducing the maximum amount available to borrow to $5.7 million. Quarterly, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility. There is a blanket lien on all of our assets under the WF credit agreement in addition to certain financial and reporting covenants.
The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement. We paid $0.5 million of interest on the WF credit agreement during the first quarter of fiscal 2017.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. Average liquidity must exceed $15 million each month, and at all times we must maintain minimum liquidity of $10 million, at least $5 million of which must be excess availability under the WF revolving credit facility. The excess availability requirement increased by $1.5 million on June 1, 2016, and will continue to increase on the first day of each September, December, March, and June occurring thereafter. The fixed charge coverage ratio is required to be greater than 1.2 for the 12 month period ending on the last day of any month in which the covenant is applicable. This covenant is applicable only in months in which borrowings exceed $5 million at any time during the month. To avoid triggering mandatory field audits and Wells Fargo controlling our cash receipts, we must maintain liquidity of at least $20 million at all times. The fixed charge coverage ratio, average liquidity, liquidity and excess availability are each defined in the WF credit agreement and/or amendments. Certain schedules in the compliance certificate must be filed monthly if borrowings exceed $5 million or if a default has occurred and is continuing; otherwise they are to be filed quarterly. As of June 30, 2016, and during the first quarter of fiscal 2017, we were in compliance with all covenants.
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
(ii)    Unwillingness on the part of the lenders to:

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
In addition, the WF credit agreement is collateralized by a pledge of all of our assets. If we were to default and were unable to obtain a waiver for such default, the lender would have the right to foreclose on our assets in order to satisfy our obligations under the WF credit agreement.

Any of the above mentioned items, individually or in combination, could have a material and adverse effect on our results of operations, available cash and cash flows, financial condition, access to capital and liquidity.
Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(3,795)	$(10,755)
Net cash provided by (used in) operating activities	5,161	(13,559)
Net cash used in investing activities	(544)	(899)
Net cash provided by (used in) financing activities	(3,986)	192
Three Months Ended June 30, 2016
The $9.0 million difference between net loss and net cash provided by operating activities during the three months ended June 30, 2016 was primarily due to a $15.4 million decrease in accounts receivable and $5.0 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment. These were partially offset by decreases of $8.4 million in accounts payable and $4.4 million in deferred revenue. The decrease in accounts receivable was primarily due to lower revenue in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. The decrease in accounts payable was primarily due to the timing of invoice payments and decreased inventory purchases in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities was primarily due to $0.5 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for additional IT infrastructure upgrades and equipment for product development.
Cash used in financing activities was primarily due to $4.0 million of net repayments of borrowings under the WF credit agreement.
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

Off Balance Sheet Arrangements

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2016 and March 31, 2016, we issued non-cancelable commitments for $44.2 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on June 3, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the first three months of fiscal 2017. During the first three months of fiscal 2017, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the WF credit agreement. The interest rate on amounts borrowed is based on an election by us of an annual rate equal to (1) a base rate established by Wells Fargo plus an applicable margin of 1.0% to 1.5%, based on availability levels under the WF credit agreement or (2) the LIBOR rate plus an applicable margin ranging from 2.0% and 2.5%, based on availability levels under the WF credit agreement. The base rate is defined in the WF credit agreement. We had $61.8 million outstanding borrowings under the WF credit agreement as of June 30, 2016 at a weighted average interest rate of 3.13%. A hypothetical 100 basis point would result in an approximate $0.6 million change in our annual interest expense on our outstanding borrowings as of June 30, 2016.
Our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point have no impact on our interest expense during the first quarter fiscal 2017.
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
Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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
We derive significant revenue from products incorporating tape technology. Our future results of operations depend in part on continued market acceptance and use of products employing tape technology, and decreases in the market have materially and adversely impacted our business, financial condition and results of operations. In addition, if we are unable to compete with new or alternative storage technologies, our business, financial condition and results of operations could be materially and adversely affected.
We currently derive significant revenue from products that incorporate some form of tape technology, and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future results of operations depend in part on continued market acceptance and use of products employing tape technology. We believe that the storage environment is changing, including reduced demand for tape products. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and results of operations and we expect that our revenues from tape products will continue to decline, which could materially and adversely impact our business, financial condition and results of operations in the future.
Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will continue to migrate toward these products and solutions and that revenue from these products and solutions will generate a greater proportion of our revenue. While we are making targeted investments in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and results of operations could be materially and adversely affected.

We have significant indebtedness, which imposes upon us debt service obligations, and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations and overall results of operations to meet these debt obligations or remain in compliance with the covenants, our business, financial condition and results of operations could be materially and adversely affected.
Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and results of operations to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. For further description of our outstanding debt, see the section captioned "Liquidity and Capital Resources" in Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. We have taken steps and are making changes to our business designed to ensure that our results of operations are sufficient to meet these covenants, but if we are not successful in implementing these changes or our results turn out to be lower than expected, we may violate a covenant, which could result in a default under our credit facility agreement.
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

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk backup systems and scale-out storage solutions, could negatively affect our results of operations.
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
As we introduce new products and solutions, our relationship with channel partners that historically have sold other products and solutions that now compete with our new offerings could be adversely impacted. For example, we introduced various StorNext appliance solutions beginning in fiscal 2012 causing us to more directly compete for hardware sales with channel partners that sold other hardware products in conjunction with our StorNext software.
Certain of our contracts with customers contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise products, and the revenue associated with the on-site service of those products, are somewhat concentrated in specific customers, including government agencies and government-related companies. Any failure of such customers and agencies to continue purchasing products in the same quantities and in the same time frames as they have in the past could affect our results of operations. Our results of operations could be adversely affected by any number of factors including:

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

A large percentage of our sales are to a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and results of operations.
Our sales have been and continue to be concentrated among a few customers because under our business model, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Furthermore, customers are not obligated to purchase any minimum product volume, and our relationships with customers are terminable at will. Revenue from OEM customers has decreased in recent years. If we experience further declines in revenue from OEM customers or any of our other large customers, our business, financial condition and results of operations could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons.
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
Our results of operations depend on a limited number of products and on new product introductions, which may not be successful, in which case our business, financial condition and results of operations may be materially and adversely affected.
A limited number of products comprise a significant majority of our sales, and due to rapid technological change in the industry, our future results of operations depend on our ability to develop and successfully introduce new products. To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt, and the United Kingdom's potential exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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
Technological developments and competition over the years in the tape automation market and in the storage market in general have resulted in decreased prices for tape automation products and product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and less pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies than in prior years. We face risks that customers could choose competitor products over ours due to these features and technologies or due to pricing differences. We have managed pricing pressure by reducing production costs and/or adding features to increase value to maintain a certain level of gross margin for our tape automation systems. However, certain of our costs are fixed in the short term, so we may not be able to offset price decreases or reductions in demand sufficiently to maintain our profitability. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.
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
Additionally, the competitive landscape could change due to merger and acquisition activity in the data protection market. Such transactions may impact us in a number of ways. For instance, they could result in:

•	Competitors consolidating, having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in such market(s);

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and

•	Competitors acquiring our current suppliers or business partners and negatively impacting our business model.
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
Additionally, the competitive landscape could change due to mergers and acquisitions among our competitors, customers and partners. Transactions such as these may impact us in a number of ways. For instance, they could result in:

•	Competitors consolidating, having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in such market(s);

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and

•	Competitors acquiring our current suppliers or business partners and negatively impacting our business model.

These transactions also create uncertainty and disruption in the market, because whether a pending transaction will be completed, the timing of such a transaction and its degree of impact are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.
A significant decline in our media royalty or branded software revenues could materially and adversely affect our business, financial condition and results of operations.
Our media royalties or branded software revenues are relatively profitable and can significantly impact total company profitability. We receive media royalty revenue based on tape media cartridges sold by various tape media manufacturers and resellers. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our media royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:

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
Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners. Disruptions to any one of these factors could reduce our branded software revenues, which could adversely affect our business, financial condition and results of operations.
Some of our products contain licensed, third-party technology that provides important product functionality and features. The loss or inability to obtain any such license could have a material adverse effect on our business.
Certain of our products contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and results of operations. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we implemented restructuring plans, which we refer to as the Fiscal 2016 Restructuring Plan and the Fiscal 2017 April Restructuring Plan, respectively to eliminate certain positions in the U.S. and internationally. These restructurings may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and statement of operations.
In addition, our ability to achieve the anticipated cost savings and other benefits from these restructuring within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.
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
Additionally, over the last several years, we made certain changes in our strategic direction focusing on key technology segments. As part of this change in focus, we reduced costs of revenue and other operating expenses. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the company, such as the Fiscal 2016 Restructuring Plan and the Fiscal 2017 April Restructuring Plan could adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees. Further, our stock price has declined in recent years, reducing the retentive value of our equity compensation. If employees and potential employees do not view our equity compensation as valuable, we may have difficulty retaining or hiring key personnel.
The loss of the services of any of our key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent, particularly sales and engineering talent, could delay the development and introduction of our products or services and/or negatively affect our ability to sell our products or services.
Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and result of operations may be materially and adversely affected.
From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. described in Part II, Item 1 "Legal Proceedings." While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial condition, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

Our quarterly results of operations have fluctuated significantly, and past quarterly results of operations should not be used to predict future performance.
Our quarterly results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly results of operations should not be used to predict future performance. Quarterly results of operations could be materially and adversely affected by a number of factors, including, but not limited to:

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
Although we use third parties to manufacture our products, in some cases we may retain the responsibility to purchase component inventory to support third party manufacturing activities, which presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we may place orders with or pay certain suppliers for components in advance of receipt of customer orders. We may occasionally enter into negotiated orders with vendors early in the manufacturing process of our products to ensure that we have sufficient components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components can be complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we may make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. These same risks exist with our third party contract manufacturing partners. Our business and results of operations could be materially and adversely affected if we incur increased costs or are unable to fulfill customer orders.
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
Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions and have increased our reliance on certain third party business relationships. If we are unable to successfully manage the changes that we implement and detect and address issues as they arise, our business could be disrupted and our results of operations and financial condition could be materially and adversely impacted.
Because we rely heavily on distributors and other resellers to market and sell our products, if one or more distributors were to experience a significant deterioration in its financial condition or its relationship with us, this could disrupt the distribution of our products and reduce our revenue, which could materially and adversely affect our business, financial condition and results of operations.
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

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	General economic conditions;

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Quarterly variations in our results of operations;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Changes in our capital structure, including issuance of additional debt or equity to the public; and

•	Strategic acquisitions.
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
We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, corruption prevention and import and export practices, and requirements including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we have incurred costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and results of operations.
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

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and results of operations. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business.
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
For example, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we have made certain changes to our personal data handling in an effort to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. In February 2016, U.S. and EU authorities reached agreement on new means for legitimizing personal data transfers from the EU to the U.S., the EU-U.S. Privacy Shield. We are in the process of evaluating how best to implement its requirements.  Additionally, the European Commission has adopted a general data protection regulation that, when effective in May 2018, will supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
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
From time to time we have made acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and results of operations.
As a part of our business strategy, we have in the past and may make acquisitions in the future, subject to certain debt covenants. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and results of operations. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

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
Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could negatively impact our business, financial condition and results of operations.
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
The Company faces various risks associated with activist stockholder, including a potential proxy contest at our 2016 annual meeting of stockholders.
On June 3, 2016, VIEX Capital Advisors, LLC (“VIEX”) delivered a letter to us nominating five director candidates, for election to the Board at the 2016 annual meeting of stockholders, (the “2016 Annual Meeting”).
If our Board chooses to oppose the election of any of the VIEX nominees, there may be a proxy contest at the 2016 Annual Meeting. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business, financial condition and results of operations. Depending on certain circumstances, including how many nominees VIEX seeks to elect, it is possible that VIEX nominated directors could constitute a majority of the Board following the 2016 Annual Meeting.
Under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. Under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may also result in a change of control under certain contracts with third parties, including our directors’ and officers’ liability insurance and our WF credit agreement, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.
ITEM 6. EXHIBITS
The Exhibit Index beginning on page 39 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. ‡ *
10.2	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. ‡ *
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

‡       Filed herewith.
†       Furnished herewith.
* Indicates management contract or compensatory plan, contract or arrangement.