Form 10-Q
period 2016-09-30
QUANTUM CORP /DE/
filed 2016-11-04
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 1-13449
––––––––––––––––
QUANTUM CORPORATION
––––––––––––––––

Delaware (State or other jurisdiction of incorporation or organization)	94-2665054 (I.R.S. Employer Identification No.)
224 Airport Parkway, Suite 300, San Jose, California (Address of principal executive offices)	95110 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on October 28, 2016, there were 271,184,262 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$29,528	$33,870
Restricted cash	2,801	2,788
Accounts receivable, net of allowance for doubtful accounts of $16 and $22, respectively	107,910	105,959
Manufacturing inventories	36,242	40,614
Service parts inventories	20,422	21,407
Other current assets	6,967	6,953
Total current assets	203,870	211,591
Long-term assets:
Property and equipment, less accumulated depreciation	12,353	12,939
Intangible assets, less accumulated amortization	355	451
Other long-term assets	4,320	4,565
Total long-term assets	17,028	17,955
	$220,898	$229,546
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,859	$46,136
Accrued warranty	3,371	3,430
Deferred revenue, current	82,421	88,919
Accrued restructuring charges, current	1,784	1,621
Long-term debt, current	—	3,000
Accrued compensation	23,806	22,744
Other accrued liabilities	11,510	13,806
Total current liabilities	173,751	179,656
Long-term liabilities:
Deferred revenue, long-term	32,763	35,427
Accrued restructuring charges, long-term	734	1,116
Long-term debt	60,250	62,709
Convertible subordinated debt, long-term, net of unamortized debt issuance costs of $517 and $747, respectively	69,483	69,253
Other long-term liabilities	7,340	8,324
Total long-term liabilities	170,570	176,829
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 271,171 and 266,209 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	2,712	2,662
Capital in excess of par	468,132	464,549
Accumulated deficit	(597,963)	(597,994)
Accumulated other comprehensive income	3,696	3,844
Total stockholders’ deficit	(123,423)	(126,939)
	$220,898	$229,546
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Product revenue	$88,575	$71,057	$160,401	$133,776
Service revenue	36,620	37,247	72,438	75,186
Royalty revenue	9,547	8,721	18,187	18,919
Total revenue	134,742	117,025	251,026	227,881
Cost of product revenue	64,352	53,073	114,484	100,037
Cost of service revenue	14,910	17,635	30,691	34,562
Total cost of revenue	79,262	70,708	145,175	134,599
Gross margin	55,480	46,317	105,851	93,282
Operating expenses:
Research and development	11,401	13,370	22,459	26,693
Sales and marketing	26,146	28,043	52,513	55,648
General and administrative	12,572	14,136	25,532	28,122
Restructuring charges	15	387	2,067	645
Total operating expenses	50,134	55,936	102,571	111,108
Income (loss) from operations	5,346	(9,619)	3,280	(17,826)
Other income	10	714	166	428
Interest expense	(1,485)	(1,975)	(2,993)	(3,898)
Income (loss) before income taxes	3,871	(10,880)	453	(21,296)
Income tax provision	45	347	422	686
Net income (loss)	$3,826	$(11,227)	$31	$(21,982)

Basic and diluted net income (loss) per share	$0.01	$(0.04)	$0.00	$(0.08)

Weighted average shares:
Basic	270,432	263,058	268,396	260,766
Diluted	272,382	263,058	269,593	260,766

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$3,826	$(11,227)	$31	$(21,982)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	206	(340)	(133)	101
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(57)	207	(15)	121
Total other comprehensive income (loss)	149	(133)	(148)	222
Total comprehensive income (loss)	$3,975	$(11,360)	$(117)	$(21,760)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$31	$(21,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,710	3,361
Amortization of intangible assets	96	185
Amortization of debt issuance costs	336	648
Service parts lower of cost or market adjustment	2,659	3,050
Deferred income taxes	17	35
Share-based compensation	3,648	5,100
Changes in assets and liabilities:
Accounts receivable	(1,951)	31,896
Manufacturing inventories	2,429	10,050
Service parts inventories	(766)	(526)
Accounts payable	4,875	1,624
Accrued warranty	(59)	(746)
Deferred revenue	(9,162)	(16,429)
Accrued restructuring charges	(219)	(2,017)
Accrued compensation	1,049	(10,871)
Other assets and liabilities	(3,112)	(5,723)
Net cash provided by (used in) operating activities	2,581	(2,345)
Cash flows from investing activities:
Purchases of property and equipment	(1,249)	(1,611)
Change in restricted cash	(5)	(110)
Net cash used in investing activities	(1,254)	(1,721)
Cash flows from financing activities:
Borrowings of long-term debt, net	6,300	—
Repayments of long-term debt	(11,959)	—
Restricted cash used to repay convertible subordinated debt	—	(16,280)
Payment of taxes due upon vesting of restricted stock	(673)	(3,101)
Proceeds from issuance of common stock	658	1,740
Net cash used in financing activities	(5,674)	(17,641)
Effect of exchange rate changes on cash and cash equivalents	5	(12)
Net decrease in cash and cash equivalents	(4,342)	(21,719)
Cash and cash equivalents at beginning of period	33,870	67,948
Cash and cash equivalents at end of period	$29,528	$46,229
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$217	$1,136
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2016 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on June 3, 2016, as amended by Amendment No. 1 to Form 10-K, filed with the SEC on July 27, 2016 (together, the “Form 10-K”).
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for us beginning April 1, 2018, or fiscal 2019. We are currently evaluating the guidance to determine the potential impact on our cash flows.

The FASB issued the following accounting standard updates related to its revenue convergence project :

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
NOTE 2: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	September 30, 2016	March 31, 2016
Money market funds	$3,646	$1,640

We did not record impairments to any non-financial assets in the second quarter or first six months of fiscal 2017 or fiscal 2016. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at September 30, 2016 and March 31, 2016. The carrying value and fair value of our convertible subordinated debt and long-term debt were as follows (in thousands):

	As of
	September 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$69,483	$66,333	$69,253	$51,686
Long-term debt (2)	$60,250	$60,247	$65,709	$65,741

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2).
NOTE 3: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2016	March 31, 2016
Manufacturing inventories:
Finished goods	$19,591	$22,127
Work in process	447	665
Materials and purchased parts	16,204	17,822
	$36,242	$40,614

	As of
	September 30, 2016	March 31, 2016
Service parts inventories:
Finished goods	$15,709	$16,381
Component parts	4,713	5,026
	$20,422	$21,407
NOTE 4: INTANGIBLE ASSETS
We evaluate our amortizable and indefinite-lived intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the second quarter or first six months of fiscal 2017 or fiscal 2016. The following provides a summary of the carrying value of our long-lived assets (in thousands):

	As of
	September 30, 2016			March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$178,292	$(177,937)	$355	$178,292	$(177,841)	$451
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	64,701	(64,701)	—	64,701	(64,701)	—
	$246,893	$(246,538)	$355	$246,893	$(246,442)	$451

NOTE 5: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$3,444	$3,600	$3,430	$4,219
Additional warranties issued	1,626	1,523	3,606	3,130
Adjustments for warranties issued in prior fiscal years	243	298	401	(69)
Settlements	(1,942)	(1,948)	(4,066)	(3,807)
Ending balance	$3,371	$3,473	$3,371	$3,473
We warrant our products against certain defects for one to three years. A provision for estimated future costs and estimated returns for repair or replacement relating to warranty is recorded when products are shipped and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If we determine in a future period that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
NOTE 6: DEBT
Wells Fargo Credit Agreement
On April 15, 2016, our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) was amended to modify the maturity date, increase the excess availability requirement over time and reduce the maximum amount of intellectual property assets that may be included in the borrowing base over time.
Under the WF credit agreement, we had the ability to borrow the lesser of $75 million or the amount of the monthly borrowing base under a senior secured revolving credit facility, which matures August 10, 2017. As of September 30, 2016, we had a $60.3 million outstanding balance on the line of credit at a weighted average interest rate of 3.04%. In addition, we had letters of credit totaling $1.0 million and an excess availability requirement of $8.0 million, reducing the maximum amount available to borrow to $5.7 million as of September 30, 2016. Quarterly, we were required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit facility.
The WF credit agreement contained financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and were subject to a cure period upon receipt of such notice. As of September 30, 2016, and during the first six months of fiscal 2017, we were in compliance with all covenants.
On October 21, 2016, our WF credit agreement was refinanced through the use of proceeds obtained from our new credit facility as further discussed within Note 12 “Subsequent Event” of the Notes to the Condensed Consolidated Financial Statements.  As such, a $60.3 million outstanding balance under our WF credit agreement was classified as long-term in the Condensed Consolidated Balance Sheets as of September 30, 2016.
NOTE 7: RESTRUCTURING CHARGES
Fiscal 2017 April Restructuring Plan
In April 2016, we approved a plan ("Fiscal 2017 April Restructuring Plan") to eliminate 29 positions in the U.S. and internationally to reduce investments in various functions of our business to improve operational efficiencies. The costs associated with these actions consist of restructuring charges related to severance and benefits. These actions were completed by the second quarter of fiscal 2017, with the majority having occurred by June 30, 2016. For the first six months of fiscal 2017, we incurred and paid $1.5 million of restructuring charges under this plan.

Summary of Restructuring Expense
The types of restructuring expense for the three and six months ended September 30, 2016 and September 30, 2015 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Severance and benefits	$(39)	$155	$1,450	$227
Facilities	54	232	617	418
Total	$15	$387	$2,067	$645

For the first six months of fiscal 2017, restructuring charges were largely due to $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 April Restructuring Plan. We also approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development in the first quarter of fiscal 2017 and recorded $0.4 million of restructuring charges related to facilities costs in the first six months of fiscal 2017. The accrued facility restructuring charges, net of estimated sublease amounts, will be paid in accordance with the facility lease terms through November 2018.

For the second quarter of fiscal 2016, restructuring charges were largely due to facilities costs incurred as a result of a change in the estimate of lease payments for our facilities in the U.S. Additionally, for the first six months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.

Accrued Restructuring Charges

The following tables show the activity and the estimated timing of future payouts for accrued restructuring charges (in thousands):

	Six Months Ended September 30, 2016
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2016	$354	$2,383	$2,737
Restructuring costs	1,489	480	1,969
Adjustment of prior estimates	(39)	137	98
Cash payments	(1,664)	(664)	(2,328)
Other non-cash	—	42	42
Balance as of September 30, 2016	$140	$2,378	$2,518

	As of September 30, 2016
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$140	$1,644	$1,784
October 2017 through December 2021	—	734	734
	$140	$2,378	$2,518

Accrued facility restructuring charges will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Share-based compensation:
Cost of revenue	$234	$331	$514	$693
Research and development	333	492	736	1,041
Sales and marketing	606	839	1,218	1,709
General and administrative	477	785	1,180	1,657
	$1,650	$2,447	$3,648	$5,100
Share-based compensation by type of award:
Stock options	$—	$—	$—	$2
Restricted stock units	1,511	2,167	3,347	4,597
Stock purchase plan	139	280	301	501
	$1,650	$2,447	$3,648	$5,100
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the second quarter or first six months of fiscal 2017 or fiscal 2016.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2017 were $0.42 and $0.43, respectively. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2016 were $1.63 and $1.64 per share, respectively.

During the second quarter of fiscal 2017, we granted 3.3 million RSUs with performance conditions (“2017 performance RSUs”), and the total fair value of 2017 performance RSUs at the grant date was $1.4 million. These RSUs will become eligible for vesting based on Quantum achieving a certain revenue target through the end of fiscal 2017. Share-based compensation expense for 2017 performance RSUs is recognized when it is probable that the performance conditions will be achieved. As of September 30, 2016, $0.2 million of share-based compensation expense was recognized for these performance RSUs.
Stock Purchase Plan
Under the Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2017 and fiscal 2016, respectively, was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2016 and September 30, 2015 were as follows:

	Three and Six Months Ended
	September 30, 2016	September 30, 2015
Option life (in years)	0.5	0.5
Risk-free interest rate	0.40%	0.09%
Stock price volatility	81.88%	64.61%
Weighted-average grant date fair value per share	$0.23	$0.38

Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	4,131	$1.52
Forfeited	(301)	1.02
Expired	(2,355)	0.99
Outstanding as of September 30, 2016	1,475	$2.49	1.43	$2,107
Vested and expected to vest at September 30, 2016	1,475	$2.49	1.43	$2,107
Exercisable as of September 30, 2016	1,475	$2.49	1.43	$2,107
Restricted Stock Units
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2016	11,109	$1.39
Granted	8,042	0.43
Vested	(4,825)	1.38
Forfeited	(767)	1.44
Nonvested at September 30, 2016	13,559	$0.82
NOTE 9: INCOME TAXES
Income tax provisions for the second quarter and first six months of fiscal 2017 were less than $0.1 million and $0.4 million, respectively. Income tax provisions for the second quarter and first six months of fiscal 2016 were $0.3 million and $0.7 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 10: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income (loss)	$3,826	$(11,227)	$31	$(21,982)

Denominator:
Weighted average shares:
Basic	270,432	263,058	268,396	260,766
Dilutive shares from stock plans	1,950	—	1,197	—
Diluted	272,382	263,058	269,593	260,766

Basic and diluted net income (loss) per share	$0.01	$(0.04)	$0.00	$(0.08)

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•
For the second quarter and first six months of fiscal 2017 and fiscal 2016, 42.5 million weighted average shares related to our 4.50% convertible subordinated notes were excluded. For the second quarter of fiscal 2017 and fiscal 2016, $0.9 million of related interest expense was excluded. For the first six months of fiscal 2017 and fiscal 2016, $1.8 million of related interest expense was excluded.

•
For the second quarter and first six months of fiscal 2016, 19.3 million weighted average shares related to our 3.50% convertible subordinated notes were excluded. For the second quarter and first six months of fiscal 2016, $0.9 million and $1.8 million, respectively, of related interest expense was excluded.

•
For the second quarter of fiscal 2017 and fiscal 2016, options to purchase 1.6 million and 4.6 million, respectively, weighted average shares were excluded. For the first six months of fiscal 2017 and fiscal 2016, options to purchase 2.8 million and 4.7 million, respectively, weighted average shares were excluded.

•
For the second quarter of fiscal 2017 and fiscal 2016, unvested RSUs of 3.5 million and 12.1 million, respectively, weighted average shares were excluded. For the first six months of fiscal 2017 and fiscal 2016, unvested RSUs of 6.6 million and 12.6 million, respectively, weighted average shares were excluded.

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2016 and March 31, 2016, we issued non-cancelable commitments for $48.0 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

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

Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patents 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
NOTE 12: SUBSEQUENT EVENT
On October 21, 2016 (“closing date”), we entered into a secured credit facility (“credit facility”) which consisted of a revolving loan and credit agreement (“revolving loan”) and a term loan and credit agreement (“term loan”). The credit facility allows for maximum borrowings of up to $170 million, including $100 million under the revolving loan, $50 million under the term loan, and $20 million under a delayed draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes (“4.50% notes”), and available from the closing date through December 31, 2017. The revolving loan and term loan mature on October 21, 2021, subject to conversion or repayment of our 4.50% notes. Borrowings under the term loan bear interest at rates ranging from 7.00% to 8.25%, which is adjusted quarterly, and is dependent on applicable senior net leverage ratio parameters. Borrowings under the revolving loan will typically bear interest at LIBOR plus a margin that fluctuates from 1.50% to 2.50% depending upon availability under the facility.

We borrowed $76.0 million which included proceeds from the term loan and funds drawn on the revolving loan at closing. These funds were used to pay off the outstanding balance on our Wells Fargo credit agreement and letters of credit in the amount of $61.4 million, $10.0 million to fund the restricted reserve requirements for the revolving loan of $20.0 million and pay transaction fees and other expenses totaling $4.6 million.

Fees incurred under the credit facility include debt issuance costs and loan commitment fees. Debt issuance costs will be included as an offset to long-term debt in future reporting periods and will be amortized to interest expense over the life of the credit facility using the effective interest method. Loan commitment fees will be recorded as an asset and amortized ratably over the term of the underlying agreement.

The credit facility contains customary covenants, customary events of default and financial covenants, including fixed charge coverage ratio, senior net leverage ratio and total leverage ratio as defined within the credit facility. The credit facility is collateralized by substantially all of our assets.

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
Our goal for fiscal 2017 is to increase shareholder value by growing our scale-out storage revenue and investing to drive future growth in our scale-out business while also delivering on our operating profit goals. We continue to focus on building our momentum in three main broad categories of scale-out storage: media and entertainment, video surveillance and technical workflows with large unstructured data. Outside of our scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.
On October 21, 2016 (“closing date”), we entered into a secured credit facility (“credit facility”) which consisted of a revolving loan and credit agreement (“revolving loan”) and a term loan and credit agreement (“term loan”). The credit facility allows for maximum borrowings of up to $170 million, including $100 million under the revolving loan, $50 million under the term loan and $20 million under a delayed draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes (“4.50% notes”), and available from the closing date through December 31, 2017.

We borrowed $76.0 million which included proceeds from the term loan and funds drawn on the revolving loan at closing. These funds were used to pay off the outstanding balance on our credit agreement with Wells Fargo and letters of credit in the amount of $61.4 million, $10.0 million to fund the restricted reserve requirements for the revolving loan of $20.0 million and pay transaction fees and other expenses totaling $4.6 million. Refer to Note 12 "Subsequent event" of the Notes to the Condensed Consolidated Financial Statements for further information regarding our refinance details.

Results

We had total revenue of $134.7 million in the second quarter of fiscal 2017, a $17.7 million increase from the second quarter of fiscal 2016, primarily due to increased product revenue from scale-out storage solutions and devices and media, partially offset by decreased product revenue from tape automation systems. Our branded product and service revenue increased by 20% from the second quarter of fiscal 2016. Our focus on our branded business continues to be reflected in the proportion of non-royalty revenue from branded business, which was 93% in the second quarter of fiscal 2017 compared to 90% in the second quarter of fiscal 2016.
Our gross margin percentage increased by 160 basis points to 41.2% from the second quarter of fiscal 2016 primarily due to a combination of improved leverage on fixed costs from increased product revenue and a decrease in compensation and benefits from lower staffing levels as a result of the cost reduction actions we took in the second half of fiscal 2016 and the first half of fiscal 2017 ("cost reduction actions").
Operating expenses decreased $5.8 million, or 10%, from the second quarter of fiscal 2016 primarily due to the cost reduction actions described above. The largest spending decrease compared to the second quarter of fiscal 2016 was for compensation and benefits from lower staffing levels. We also had a decrease in legal fees related to the Crossroads lawsuit. For further information, refer to Note 11 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.
Our operating results improved $15.0 million, from a $9.6 million loss from operations in the second quarter of fiscal 2016 to $5.3 million of income from operations in the second quarter of fiscal 2017.
We generated $2.6 million in cash from operations in the first six months of fiscal 2017 compared to $2.3 million of cash used in operations in the first six months of fiscal 2016. We ended the quarter with $32.3 million in cash, cash equivalents and restricted cash.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Product revenue	$88,575	65.7%	$71,057	60.7%	$17,518	24.7%
Service revenue	36,620	27.2%	37,247	31.8%	(627)	(1.7)%
Royalty revenue	9,547	7.1%	8,721	7.5%	826	9.5%
Total revenue	$134,742	100.0%	$117,025	100.0%	$17,717	15.1%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Product revenue	$160,401	63.9%	$133,776	58.7%	$26,625	19.9%
Service revenue	72,438	28.9%	75,186	33.0%	(2,748)	(3.7)%
Royalty revenue	18,187	7.2%	18,919	8.3%	(732)	(3.9)%
Total revenue	$251,026	100.0%	$227,881	100.0%	$23,145	10.2%

Total revenue increased in the second quarter of fiscal 2017 compared to the prior year period primarily due to increased product revenue from scale-out storage solutions and devices and media, partially offset by decreased product revenue from tape automation systems. Total revenue increased in the first six months of fiscal 2017 compared to the prior year period primarily due to increased product revenue from scale-out storage solutions, disk backup systems and devices and media, partially offset by a decrease in service revenue.

We believe the changes in our product and service revenue continue to be driven by the changing storage environment, including increased market demand for scale-out storage solutions and changes in demand for data protection tape products. Revenue from branded scale-out storage solutions and services increased $16.8 million, or 56%, from the second quarter of fiscal 2016 and $19.8 million, or 34%, from the first six months of fiscal 2016 due to increased sales of our StorNext appliances. Our scale-out storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage, StorNext-related tape storage and Xcellis), StorNext Pro Solutions, Lattus extended online storage systems, Q-Cloud Archive and Q-Cloud Vault. Revenue from branded data protection products and services increased $2.4 million, or 4%, from the second quarter of fiscal 2016 primarily due to increased media revenue, which was partially offset by a decrease in tape automation systems revenue. Revenue from branded data protection products and services increased $5.8 million, or 4%, from the first six months of fiscal 2016 primarily due to increased media and disk backup systems revenue, which was partially offset by a decrease in tape automation systems revenue. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $2.4 million and $1.8 million from the second quarter and first six months of fiscal 2016, respectively.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $17.5 million and $26.6 million in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods. Revenue from sales of branded products increased 32% and 24% and revenue from sales of products to OEM customers decreased 18% and 3% in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Tape automation systems	$23,844	17.7%	$25,414	21.7%	$(1,570)	(6.2)%
Disk backup systems	10,023	7.4%	9,874	8.4%	149	1.5%
Devices and media	14,564	10.8%	11,525	9.8%	3,039	26.4%
Scale-out storage solutions	40,144	29.8%	24,244	20.8%	15,900	65.6%
Total product revenue	$88,575	65.7%	$71,057	60.7%	$17,518	24.7%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Tape automation systems	$45,282	18.0%	$46,036	20.2%	$(754)	(1.6)%
Disk backup systems	23,506	9.4%	18,568	8.1%	4,938	26.6%
Devices and media	27,318	10.9%	22,429	9.8%	4,889	21.8%
Scale-out storage solutions	64,295	25.6%	46,743	20.6%	17,552	37.6%
Total product revenue	$160,401	63.9%	$133,776	58.7%	$26,625	19.9%

Revenue from tape automation systems decreased in the second quarter of fiscal 2017 compared to the prior year period primarily due to a decrease of $1.7 million in OEM tape automation systems largely driven by decreased sales of enterprise systems. Revenue from tape automation systems decreased in the first six months of fiscal 2017 compared to the prior year period primarily due to a decrease of $0.5 million in OEM tape automation systems driven by decreased sales in enterprise and entry-level systems, partially offset by increased sales of midrange systems.
Revenue from disk backup systems in the second quarter of fiscal 2017 was relatively flat compared to the prior year period. Revenue from disk backup systems increased in the first six months of fiscal 2017 compared to the prior year period primarily due to increased sales of midrange systems, partially offset by decreased sales of entry-level systems.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased during the second quarter and first six months of fiscal 2017 compared to the prior year periods primarily due to higher sales of branded media.

Our scale-out storage solutions revenue increased during the second quarter of fiscal 2017 compared to the prior year period primarily due to increased sales of StorNext appliances. Our scale-out storage solutions revenue increased during the first six months of fiscal 2017 compared to the prior year period primarily due to increased sales of StorNext appliances, partially offset by a decrease in revenue from StorNext Pro Solutions and Lattus extended online storage systems.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the second quarter of fiscal 2017 due to decreased service revenue from our OEM repair services. Service revenue decreased during the first six months of fiscal 2017 due to decreased service revenue from our data protection products, partially offset by an increase in revenue from branded service contracts for our StorNext appliances.
Royalty Revenue
Royalty revenue increased during the second quarter of fiscal 2017 compared to the prior year period primarily due to increased media royalties from LTO 6 and recently-introduced LTO 7, partially offset by decreased media royalties from LTO generation 1 through 5. In fiscal 2016, we began offering LTO-7 to our tiered storage portfolio. Royalty revenue decreased during the first six months of fiscal 2017 compared to the prior year period primarily due to decreased media royalties from LTO generation 1 through 5, partially offset by increased media royalties from LTO 7.
Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2016	Gross margin %	September 30, 2015	Gross margin %	Change	Basis point change
Product gross margin	$24,223	27.3%	$17,984	25.3%	$6,239	200
Service gross margin	21,710	59.3%	19,612	52.7%	2,098	660
Royalty gross margin	9,547	100.0%	8,721	100.0%	826	—
Gross margin	$55,480	41.2%	$46,317	39.6%	$9,163	160

	Six Months Ended
(Dollars in thousands)	September 30, 2016	Gross margin %	September 30, 2015	Gross margin %	Change	Basis point change
Product gross margin	$45,917	28.6%	$33,739	25.2%	$12,178	340
Service gross margin	41,747	57.6%	40,624	54.0%	1,123	360
Royalty gross margin	18,187	100.0%	18,919	100.0%	(732)	—
Gross margin	$105,851	42.2%	$93,282	40.9%	$12,569	130

Gross margin percentage increased during the second quarter and first six months of fiscal 2017 compared to the prior year periods primarily due to a combination of improved leverage on fixed costs from increased product revenue and a decrease in compensation and benefits from lower staffing levels as a result of the cost reduction actions described above.
Product Margin
Product gross margin increased 200 basis points and 340 basis points during the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods primarily due to improved leverage on fixed costs from increased product revenue.
Service Margin
Service gross margin increased 660 basis points and 360 basis points in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods. The increase in basis points for both periods was primarily due to the cost reduction actions described above, which resulted in a decrease in compensation and benefits from lower staffing levels and lower external repair expense.

Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Research and development	$11,401	8.5%	$13,370	11.4%	$(1,969)	(14.7)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Research and development	$22,459	8.9%	$26,693	11.7%	$(4,234)	(15.9)%
The decrease in research and development expense in the second quarter and first six months of fiscal 2017 compared to the prior year periods was primarily due to the cost reduction actions described above. The largest spending reductions in the second quarter and first six months of fiscal 2017 compared to the prior year periods were decreases of $0.9 million and $2.7 million, respectively, in compensation and benefits from lower staffing levels, followed by a decrease of $0.4 million in each period in external service provider expense. Additionally, we had decreases of $0.2 million and $0.4 million in depreciation expense due to lower capital expenditures in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Sales and marketing	$26,146	19.4%	$28,043	24.0%	$(1,897)	(6.8)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Sales and marketing	$52,513	20.9%	$55,648	24.4%	$(3,135)	(5.6)%
The decrease in sales and marketing expense in the second quarter and first six months of fiscal 2017 compared to the prior year periods was primarily due to the cost reduction actions described above. The largest spending reductions in the second quarter and first six months of fiscal 2017 compared to the prior year periods were decreases of $1.4 million and $2.7 million, respectively, in compensation and benefits from lower staffing levels, followed by decreases of $0.3 million and $0.5 million, respectively, in external service provider expense. These decreases were partially offset by increases of $0.4 million and $0.6 million in commission expense related to increased branded product revenue in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
General and administrative	$12,572	9.3%	$14,136	12.1%	$(1,564)	(11.1)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
General and administrative	$25,532	10.2%	$28,122	12.3%	$(2,590)	(9.2)%

The decrease in general and administrative expense in the second quarter and first six months of fiscal 2017 compared to the prior year periods was largely due to decreases of $0.8 million and $1.5 million, respectively, in legal fees related to the Crossroads lawsuits as disclosed in Note 11 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements and $0.5 million and $0.7 million, respectively, in compensation and benefits from lower staffing levels as a result of the cost reduction actions.
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Restructuring charges	$15	0.0%	$387	0.3%	$(372)	(96.1)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Restructuring charges	$2,067	0.8%	$645	0.3%	$1,422	220.5%

For the first six months of fiscal 2017, restructuring charges were largely due to $1.5 million of severance and benefits costs incurred in the first quarter of fiscal 2017 as a result of our Fiscal 2017 April Restructuring Plan. We also approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development in the first quarter of fiscal 2017 and recorded $0.4 million of restructuring charges related to facilities costs in the first six months of fiscal 2017. The accrued facility restructuring charges, net of estimated sublease amounts, will be paid in accordance with the facility lease terms through November 2018.

For the second quarter of fiscal 2016, restructuring charges were largely due to facilities costs incurred as a result of a change in the estimate of lease payments for our facilities in the U.S. Additionally, for the first six months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.

For further information regarding our restructuring actions, refer to Note 7 “Restructuring Charges” of the Notes to the Condensed Consolidated Financial Statements.

Other Income

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Other income	$10	0.0%	$714	0.6%	$(704)	(98.6)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Other income	$166	0.1%	$428	0.2%	$(262)	(61.2)%

The decrease in other income and expense in the second quarter of fiscal 2017 compared to the prior year period was primarily due to a change in net foreign exchange gains and losses. We had $0.1 million of net foreign exchange losses in the second quarter of fiscal 2017 compared to $0.4 million of net foreign exchange gains in the second quarter of fiscal 2016.

Interest Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Interest expense	$1,485	1.1%	$1,975	1.7%	$(490)	(24.8)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of revenue	September 30, 2015	% of revenue	Change	% Change
Interest expense	$2,993	1.2%	$3,898	1.7%	$(905)	(23.2)%
The decrease in interest expense for the second quarter and first six months of fiscal 2017 compared to the prior year periods was primarily due to the payments of $83.7 million of aggregate principal amount of 3.50% notes in fiscal 2016, partially offset by an increase in interest expense incurred from the outstanding balance on the line of credit under the WF credit agreement.
Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2016	% of pre-tax income	September 30, 2015	% of pre-tax loss	Change	% Change
Income tax provision	$45	1.2%	$347	(3.2)%	$(302)	(87.0)%

	Six Months Ended
(Dollars in thousands)	September 30, 2016	% of pre-tax income	September 30, 2015	% of pre-tax loss	Change	% Change
Income tax provision	$422	93.2%	$686	(3.2)%	$(264)	(38.5)%
The income tax provision for the second quarter and first six months of both fiscal 2017 and fiscal 2016 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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

Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
Cost of revenue	$234	$331	$(97)	(29.3)%
Research and development	333	492	(159)	(32.3)%
Sales and marketing	606	839	(233)	(27.8)%
General and administrative	477	785	(308)	(39.2)%
	$1,650	$2,447	$(797)	(32.6)%

	Six Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
Cost of revenue	$514	$693	$(179)	(25.8)%
Research and development	736	1,041	(305)	(29.3)%
Sales and marketing	1,218	1,709	(491)	(28.7)%
General and administrative	1,180	1,657	(477)	(28.8)%
	$3,648	$5,100	$(1,452)	(28.5)%
The decrease in share-based compensation expense in the second quarter and first six months of fiscal 2017 compared to the prior year periods was primarily due to decreases of $0.7 million and $1.3 million, respectively, in shared-based compensation expense of restricted stock units from a decrease in fair value.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of September 30, 2016, we had $29.5 million of cash and cash equivalents, which is comprised of money market funds and cash deposits.
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
As of September 30, 2016, we had $70.0 million of 4.50% convertible subordinated debt outstanding due November 15, 2017 (“4.50% notes”), excluding unamortized debt issuance costs. The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $1.6 million of interest on the 4.50% notes in the first six months of fiscal 2017. In addition, we had a $60.3 million outstanding balance on a line of credit under the WF credit agreement at a weighted average interest rate of 3.04% as of September 30, 2016. We paid $1.1 million of interest on the WF credit agreement during the first six months of fiscal 2017.
The WF credit agreement contains financial covenants and customary events of default for such securities, including cross-payment default and cross-acceleration to other material indebtedness for borrowed money which require notice from the trustee or holders of at least 25% of the notes and are subject to a cure period upon receipt of such notice. As of September 30, 2016, and during the first six months of fiscal 2017, we were in compliance with all covenants.

On October 21, 2016 (“closing date”), we entered into a secured credit facility (“credit facility”) which consisted of a revolving loan and credit agreement (“revolving loan”) and a term loan and credit agreement (“term loan”). The credit facility allows for maximum borrowings of up to $170 million, including $100 million under the revolving loan, $50 million under the term loan, and $20 million under a delayed draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes (“4.50% notes”), and available from the closing date through December 31, 2017. The revolving loan and term loan mature on October 21, 2021, subject to conversion or repayment of our 4.50% notes. Borrowings under the term loan bear interest at rates ranging from 7.00% to 8.25%, which is adjusted quarterly, and is dependent on applicable senior net leverage ratio parameters. Borrowings under the revolving loan will typically bear interest at LIBOR plus a margin that fluctuates from 1.50% to 2.50% depending upon availability under the facility.

We borrowed $76.0 million which included proceeds from the term loan and funds drawn on the revolving loan at closing. These funds were used to pay off the outstanding balance on our WF credit agreement and letters of credit in the amount of $61.4 million, $10.0 million to fund the restricted reserve requirements for the revolving loan of $20.0 million and pay transaction fees and other expenses totaling $4.6 million.

Fees incurred under the credit facility include debt issuance costs and loan commitment fees. Debt issuance costs will be included as an offset to long-term debt in future reporting periods and will be amortized to interest expense over the life of the credit facility using the effective interest method. Loan commitment fees will be recorded as an asset and amortized ratably over the term of the underlying agreement.

The credit facility contains customary covenants, customary events of default and financial covenants, including fixed charge coverage ratio, senior net leverage ratio and total leverage ratio as defined within the credit facility. The credit facility is collateralized by substantially all of our assets.
Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such additional financing would be available to us on commercially acceptable terms or at all.
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
(ii)    Unwillingness on the part of the lenders to:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line, or

•	Approve any amendments to the credit facility we may seek to obtain in the future.

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
In addition, the credit facility is collateralized by a pledge of all of our assets. If we were to default and were unable to obtain a waiver for such default, the lenders would have the right to foreclose on our assets in order to satisfy our obligations under these agreements.
Any of the above mentioned items, individually or in combination, could have a material and adverse effect on our results of operations, available cash and cash flows, financial condition, access to capital and liquidity.

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2016	September 30, 2015
Net income (loss)	$31	$(21,982)
Net cash provided by (used in) operating activities	2,581	(2,345)
Net cash used in investing activities	(1,254)	(1,721)
Net cash used in financing activities	$(5,674)	$(17,641)
Six Months Ended September 30, 2016
The $2.6 million difference between net income and net cash provided by operating activities during the six months ended September 30, 2016 was primarily due to $9.5 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment, and a $4.9 million increase in accounts payable. These were partially offset by a $9.2 million decrease in deferred revenue. The increase in accounts payable was primarily due to the timing of payments. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities was primarily due to $1.2 million of property and equipment purchases. Equipment purchases were primarily for engineering equipment for additional IT infrastructure upgrades and equipment for product development.
Cash used in financing activities was primarily due to $5.5 million of net repayments of borrowings under the WF credit agreement.
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
Off Balance Sheet Arrangements

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2016 and March 31, 2016, we issued non-cancelable commitments for $48.0 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission ("SEC") on June 3, 2016, as amended by Amendment No. 1 to Form 10-K, filed with the SEC on July 27, 2016 (together, the “Form 10-K”).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the first six months of fiscal 2017. During the first six months of fiscal 2017, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the revolving loan and the term loan. Under the revolving loan and the term loan, we had $50.0 million and $26.0 million outstanding borrowings, respectively, at an interest rate of 8.50% and 3.03%, respectively, as of October 21, 2016 ("closing date"). A hypothetical 100 basis point would result in an approximate $0.8 million change in our annual interest expense on our outstanding borrowings as of the closing date.
Our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point have no impact on our interest expense during the first six months of fiscal 2017.
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

Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patents 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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

Disk products as well as various software solutions and alternative technologies continue to gain broader market acceptance. We expect that, over time, many of our tape customers will continue to migrate toward these products and solutions and that revenue from these products and solutions will generate a greater proportion of our revenue. While we are making targeted investments in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, we may not be able to retain customers or attract new customers and our business, financial condition and results of operations could be materially and adversely affected.
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
As a result of our indebtedness:

•
Our ability to invest in the growth areas of our business is constrained by the financial covenants contained in our credit facility, which require us to maintain a minimum fixed charge coverage ratio and liquidity levels;

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

•	We are subject to mandatory field audits and control of cash receipts by the lenders if we do not maintain liquidity above certain thresholds;

•	We may be more vulnerable to adverse economic and industry conditions;

•	We may be unable to make payments on other indebtedness or obligations; and

•	We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all.
Our credit facility contains restrictive covenants that require us to comply with and maintain certain liquidity levels and a minimum fixed charge coverage ratio, as well as restrict our ability, subject to certain thresholds, to:

•	Incur debt;

•	Incur liens;

•	Make acquisitions of businesses or entities or sell certain assets;

•	Make investments, including loans, guarantees and advances;

•	Engage in transactions with affiliates;

•	Pay dividends or engage in stock repurchases; and

•	Enter into certain restrictive agreements.

The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. We have taken steps and are making changes to our business designed to ensure that our results of operations are sufficient to meet these covenants, but if we are not successful in implementing these changes or our results turn out to be lower than expected, we may violate a covenant, which could result in a default under our credit facility agreements.
Our credit facility is collateralized by a pledge of all of our assets. If we were to default and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under these agreements. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

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
As we introduce new products and solutions, our relationship with channel partners that historically have sold other products and solutions that now compete with our new offerings could be adversely impacted. For example, we introduced QXS hybrid storage beginning in fiscal 2016 causing us to more directly compete for primary storage sales with channel partners that sold other primary storage products.
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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt, and uncertainty related to the United Kingdom's exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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
Certain of our products contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating this third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited control of the technology roadmap and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and results of operations. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we implemented restructuring plans, which we refer to as the Fiscal 2016 Restructuring Plan and the Fiscal 2017 April Restructuring Plan, respectively to eliminate certain positions in the U.S. and internationally. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and results of operations.
In addition, our ability to achieve the anticipated cost savings and other benefits from these restructuring plans within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely affected.
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
From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. and Realtime Data LLC d/b/a IXO described in Part II, Item 1 "Legal Proceedings." While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial condition, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported) and uncertain global economic conditions generally;

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
We heavily utilize distributors and VARs to perform the functions necessary to market and sell our products in certain product and geographic segments. To fulfill this role, the distributor must maintain an acceptable level of financial stability, creditworthiness and the ability to successfully manage business relationships with the customers it serves directly. Under our distributor agreements with these companies, each of the distributors determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to its customers. If the distributor is unable to perform in an acceptable manner, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship. We may also incur financial losses for product returns from distributors or for the failure or refusal of distributors to pay obligations owed to us. Either scenario could result in fewer of our products being available to the affected market segments, reduced levels of customer satisfaction and/or increased expenses, which could in turn have a material and adverse impact on our business, results of operations and financial condition.
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
Our operation and design processes are subject to safety and environmental regulations which could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.
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
We are subject to numerous U.S. and international laws and requirements regarding corporate conduct, fair competition, corruption prevention and import and export practices, including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we have incurred costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and results of operations.
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
For example, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we have made certain changes to our personal data handling in an effort to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. In February 2016, U.S. and EU authorities reached agreement on new means for legitimizing personal data transfers from the EU to the U.S., the EU-U.S. Privacy Shield. We have self-certified our compliance with its requirements.  Additionally, the European Commission has adopted a general data protection regulation that, when effective in May 2018, will supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
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
The Company faces various risks associated with activist stockholders, including a potential proxy contest at our next annual meeting of stockholders.
On June 3, 2016, VIEX Capital Advisors, LLC (“VIEX”) delivered a letter to us nominating five director candidates, for election to the Board at the 2016 annual meeting of stockholders (“annual meeting”).
On September 23, 2016, we entered into an agreement (“VIEX agreement”) with VIEX pursuant to which we have granted Board observer rights to two persons named in the VIEX agreement until December 1, 2016, subject to certain conditions.  Under the VIEX agreement, we agreed to use our reasonable best efforts to hold the Annual Meeting on January 31, 2017, or another date mutually agreed by the parties, and VIEX agreed to abide by certain standstill provisions related to the solicitation of proxies and other matters until December 1, 2016, subject to earlier termination under certain circumstances.
Notwithstanding the VIEX agreement, VIEX may pursue a proxy contest at the annual meeting. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business, financial condition and results of operations. Depending on certain circumstances, including how many nominees VIEX seeks to elect, it is possible that VIEX nominated directors could constitute a majority of the Board following the annual meeting.
Under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. Under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may also result in a change of control under certain contracts with third parties, including our directors’ and officers’ liability insurance, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.
ITEM 6. EXHIBITS
The Exhibit Index beginning on page 42 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 4, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Agreement between the Company and VIEX Capital Advisors, LLC and its affiliates dated September 23, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 26, 2016)

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