Form 10-Q
period 2016-12-31
QUANTUM CORP /DE/
filed 2017-02-03
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 1-13449
––––––––––––––––
QUANTUM CORPORATION
––––––––––––––––

Delaware (State or other jurisdiction of incorporation or organization)	94-2665054 (I.R.S. Employer Identification No.)
224 Airport Parkway, Suite 550, San Jose, California (Address of principal executive offices)	95110 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on January 27, 2017, there were 271,322,956 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$22,595	$33,870
Restricted cash	2,686	2,788
Accounts receivable, net of allowance for doubtful accounts of $19 and $22, respectively	107,477	105,959
Manufacturing inventories	30,964	40,614
Service parts inventories	19,967	21,407
Other current assets	8,933	8,007
Total current assets	192,622	212,645
Long-term assets:
Property and equipment, less accumulated depreciation	11,591	12,939
Intangible assets, less accumulated amortization	312	451
Restricted cash, long-term	20,000	—
Other long-term assets	5,136	4,565
Total long-term assets	37,039	17,955
	$229,661	$230,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$49,272	$46,136
Accrued warranty	3,287	3,430
Deferred revenue, current	80,733	88,919
Accrued restructuring charges, current	1,305	1,621
Long-term debt, current	—	3,000
Convertible subordinated debt, current	64,219	—
Accrued compensation	21,338	22,744
Other accrued liabilities	11,707	13,806
Total current liabilities	231,861	179,656
Long-term liabilities:
Deferred revenue, long-term	34,340	35,427
Accrued restructuring charges, long-term	570	1,116
Long-term debt	72,239	62,709
Convertible subordinated debt, long-term	—	69,253
Other long-term liabilities	7,205	8,324
Total long-term liabilities	114,354	176,829
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 271,188 and 266,209 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	2,712	2,662
Capital in excess of par	469,602	464,549
Accumulated deficit	(591,382)	(596,940)
Accumulated other comprehensive income	2,514	3,844
Total stockholders’ deficit	(116,554)	(125,885)
	$229,661	$230,600
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Product revenue	$86,510	$79,672	$246,911	$213,448
Service revenue	36,445	37,099	108,883	112,285
Royalty revenue	10,529	11,277	28,716	30,196
Total revenue	133,484	128,048	384,510	355,929
Cost of product revenue	63,324	56,323	177,808	156,656
Cost of service revenue	15,158	15,550	45,328	50,524
Total cost of revenue	78,482	71,873	223,136	207,180
Gross margin	55,002	56,175	161,374	148,749
Operating expenses:
Research and development	10,579	11,148	33,038	37,841
Sales and marketing	25,145	28,212	77,658	83,860
General and administrative	12,130	13,488	37,662	41,610
Restructuring charges (benefits)	(105)	1,895	1,962	2,540
Total operating expenses	47,749	54,743	150,320	165,851
Income (loss) from operations	7,253	1,432	11,054	(17,102)
Other income (expense)	519	(22)	685	406
Interest expense	(2,423)	(1,406)	(5,416)	(5,304)
Loss on debt extinguishment, net	(48)	(394)	(48)	(394)
Income (loss) before income taxes	5,301	(390)	6,275	(22,394)
Income tax provision	295	431	717	1,117
Net income (loss)	$5,006	$(821)	$5,558	$(23,511)

Basic and diluted net income (loss) per share	$0.02	$(0.00)	$0.02	$(0.09)

Weighted average shares:
Basic	271,186	264,003	269,329	261,849
Diluted	274,443	264,003	271,473	261,849

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income (loss)	$5,006	$(821)	$5,558	$(23,511)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(1,442)	(244)	(1,575)	(143)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	260	(124)	245	(3)
Total other comprehensive loss	(1,182)	(368)	(1,330)	(146)
Total comprehensive income (loss)	$3,824	$(1,189)	$4,228	$(23,657)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income (loss)	$5,558	$(23,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,035	4,945
Amortization of intangible assets	139	233
Amortization and write-off of debt issuance costs	916	894
Service parts lower of cost or market adjustment	3,950	4,640
Deferred income taxes	(16)	(1)
Share-based compensation	5,124	7,339
Changes in assets and liabilities:
Accounts receivable	(1,518)	22,890
Manufacturing inventories	7,248	13,503
Service parts inventories	(1,298)	(547)
Accounts payable	3,377	(12,708)
Accrued warranty	(143)	(797)
Deferred revenue	(9,273)	(14,833)
Accrued restructuring charges	(862)	(2,258)
Accrued compensation	(1,105)	(10,711)
Other assets and liabilities	(5,663)	(4,992)
Net cash provided by (used in) operating activities	10,469	(15,914)
Cash flows from investing activities:
Purchases of property and equipment	(1,736)	(2,800)
Change in restricted cash	(19,996)	(142)
Net cash used in investing activities	(21,732)	(2,942)
Cash flows from financing activities:
Borrowings of long-term debt, net	92,581	68,920
Repayments of long-term debt	(87,209)	—
Repayments of convertible subordinated debt	(5,296)	(83,735)
Payment of taxes due upon vesting of restricted stock	(679)	(3,112)
Proceeds from issuance of common stock	658	1,772
Net cash provided by (used in) financing activities	55	(16,155)
Effect of exchange rate changes on cash and cash equivalents	(67)	(18)
Net decrease in cash and cash equivalents	(11,275)	(35,029)
Cash and cash equivalents at beginning of period	33,870	67,948
Cash and cash equivalents at end of period	$22,595	$32,919
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$149	$430
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2016 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 3, 2016, as amended by Amendment No. 1 to Form 10-K, filed with the SEC on July 27, 2016 (together, the “Form 10-K”).
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 requires that customers apply the same criteria as vendors to determine whether a cloud computing arrangement (“CCA”) contains a software license or is solely a service contract. Under ASU 2015-05, fees paid by a customer in a CCA will be within the scope of internal-use software guidance if both of the following criteria are met: 1) the customer has the contractual right to take possession of the software at any time without significant penalty and 2) it is feasible for the customer to run the software on its own hardware (or to contract with another party to host the software). ASU 2015-05 may be applied prospectively to all agreements entered into or materially modified after the adoption date or retrospectively. We adopted ASU 2015-05 prospectively in the first quarter of fiscal 2017 and adoption did not impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We plan to adopt ASU 2014-15 as of the end of our fiscal year ending March 31, 2017. We evaluated our forecasted earnings, cash flows and liquidity to evaluate any potential situations, including payment of our convertible notes upon maturity, that would trigger additional assessment and reporting under this standard. Based upon such evaluation, we do not anticipate adoption will impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires that an entity measure all inventory at the lower of cost and net realizable value, except for inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. ASU 2015-11 will become effective for us beginning April 1, 2017, or fiscal 2018. Prospective application is required. As we currently adjust the carrying value of our inventory to the lower-of-cost or market, we do not anticipate adoption will have a material impact on our statements of financial condition, results of operations, cash flows or financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments. ASU 2016-01 will become effective for us beginning April 1, 2018, or fiscal 2019. We must apply the provisions using a cumulative-effect adjustment to the balance sheet at the beginning of the year of adoption, or April 1, 2018. We are currently assessing what financial instruments are being impacted and the extent of the potential impact on our statements of financial condition, results of operations, cash flows and financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(“ASU 2016-02”). ASU 2016-02 provides a new comprehensive model for lease accounting. Under ASU 2016-02, lessees and lessors should apply a “right-of-use” model in accounting for all leases and eliminate the concept of operating leases and off-balance sheet leases. ASU 2016-02 will become effective for us beginning April 1, 2019, or fiscal 2020. ASU 2016-02 requires a modified retrospective transition approach with certain practical expedients available. We are currently putting in place the process for analyzing our current leases to evaluate the impact on our statements of financial condition, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning April 1, 2017, or fiscal 2018. Transition requirements vary based upon certain facts and circumstances, which we are in the process of evaluating to determine our approach. We are currently evaluating our existing share-based payments awards and the structure of future compensation plans to determine the potential impact on our statements of financial condition, results of operations, cash flows and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 transition requires the use of the retrospective method for all periods presented. We have evaluated the types of transactions impacted by ASU 2016-15 and at this time, anticipate only having immaterial debt extinguishment costs that are impacted and therefore, we do not anticipate adoption will have a material impact on our statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-16 requires the modified retrospective transition approach with a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. We currently do not have any material intra-entity transfers of assets and therefore we do not anticipate that adoption will have a material impact on our statements of financial condition, results of operations, cash flows or financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

The FASB issued the following accounting standard updates related to its revenue convergence project:

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

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

•
ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) (“ASU 2016-11”) in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2014-09 and the related ASUs allow for either a retrospective or a modified retrospective transition approach. We plan to use a modified retrospective approach upon the adoption of Topic 606. We have initiated an assessment of the potential changes in our revenue recognition accounting policies for the new revenue standards, including our accounting for related commissions and extended product warranty costs. We are currently evaluating the impact of these changes as well as the impact of our rebate programs (“variable consideration”) and establishing the standalone selling price for each performance obligation which will help us to assess the overall impact of the adoption of Topic 606 on our financial condition, results of operations, cash flows and financial statement disclosures.

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the quarter ended December 31, 2016, we identified an error related to the manner in which we had previously recognized costs for certain third party maintenance contracts. Specifically, we had historically expensed such costs in the period the contracts were entered into rather than expensing them ratably over the contract period. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $1.6 million cumulative impact of the error would be material to our results of operations for the three month period ended December 31, 2016. Accordingly, we have corrected these errors for all prior periods presented by revising the condensed consolidated financial statements. Periods not presented herein will be revised, as applicable, in future filings. We also corrected the timing of a previously recorded immaterial out-of-period adjustment and reflected the adjustment in the period in which it originated in the revised prior period financial statements.
Consolidated Balance Sheets

	As of March 31,
	2016
	As Reported	Adjustment	As Revised
Other current assets	$6,953	$1,054	$8,007
Total current assets	211,591	1,054	212,645
Total assets	229,546	1,054	230,600
Accumulated deficit	(597,994)	1,054	(596,940)
Total stockholders’ deficit	$(126,939)	$1,054	$(125,885)

Consolidated Statements of operations

	Three Months Ended			Nine Months Ended
	December 31, 2015			December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of product revenue	$56,323	$—	$56,323	$156,360	$296	$156,656
Cost of service revenue	15,028	522	15,550	49,590	934	50,524
Total cost of revenue	71,351	522	71,873	205,950	1,230	207,180
Gross margin	56,697	(522)	56,175	149,979	(1,230)	148,749
Income (loss) from operations	1,954	(522)	1,432	(15,872)	(1,230)	(17,102)
Income (loss) before income taxes	132	(522)	(390)	(21,164)	(1,230)	(22,394)
Net income (loss)	$(299)	$(522)	$(821)	$(22,281)	$(1,230)	$(23,511)

The revisions did not impact previously reported basic or diluted earnings per share and had no impact on our previously reported cash flows.
There were no income tax impacts related to the error as the Company has full valuation allowances against its net deferred tax assets in the related jurisdictions and was not subject to income taxes payable in the related periods.
NOTE 3: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates (in thousands):

	As of
	December 31, 2016	March 31, 2016
Money market funds	$—	$1,640
We did not record impairments to any non-financial assets in the third quarter or first nine months of fiscal 2017 or fiscal 2016. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at December 31, 2016 and March 31, 2016. The carrying value and fair value of our convertible subordinated debt and long-term debt were as follows (in thousands):

	As of
	December 31, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$64,219	$61,999	$69,253	$51,686

Long-term debt: (2)
Credit agreement with Wells Fargo	—	—	65,709	65,741
Revolving credit agreement	24,219	25,998	—	—
Term loan agreement	48,020	50,001	—	—
Total long-term debt	$72,239	$75,999	$65,709	$65,741

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2).

NOTE 4: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	December 31, 2016	March 31, 2016
Manufacturing inventories:
Finished goods	$15,806	$22,127
Work in process	801	665
Materials and purchased parts	14,357	17,822
	$30,964	$40,614

	As of
	December 31, 2016	March 31, 2016
Service parts inventories:
Finished goods	$15,583	$16,381
Component parts	4,384	5,026
	$19,967	$21,407
NOTE 5: INTANGIBLE ASSETS
We evaluate our amortizable intangible assets (“long-lived assets”) for impairment whenever indicators of impairment exist. We concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in the third quarter or first nine months of fiscal 2017 or fiscal 2016. The following provides a summary of the carrying value of our long-lived assets (in thousands):

	As of
	December 31, 2016			March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$178,292	$(177,980)	$312	$178,292	$(177,841)	$451
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	64,701	(64,701)	—	64,701	(64,701)	—
	$246,893	$(246,581)	$312	$246,893	$(246,442)	$451

NOTE 6: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Beginning balance	$3,371	$3,473	$3,430	$4,219
Additional warranties issued	1,477	1,550	5,083	4,680
Adjustments for warranties issued in prior fiscal years	182	228	583	159
Settlements	(1,743)	(1,829)	(5,809)	(5,636)
Ending balance	$3,287	$3,422	$3,287	$3,422
We warrant our products against certain defects typically for one to three years. A provision for estimated future costs and estimated returns for repair or replacement relating to warranty is recorded when products are shipped and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If we determine in a future period that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
NOTE 7: DEBT
Our debt consisted of the following (in thousands):

	As of
	December 31, 2016	March 31, 2016
Convertible subordinated debt, current:
4.50% convertible subordinated notes	$64,590	$70,000
Unamortized debt issuance costs	(371)	(747)
Convertible subordinated debt, current, net of unamortized debt issuance costs	$64,219	$69,253

	As of
	December 31, 2016	March 31, 2016
Long-term debt, current:
Credit agreement with Wells Fargo	$—	$3,000

Long-term debt:
Credit agreement with Wells Fargo	$—	$62,709
Revolving credit agreement	26,000	—
Term loan agreement	50,000	—
Unamortized discount and debt issuance costs	(3,761)	—
Long-term debt, net of unamortized discount and debt issuance costs	$72,239	$62,709
Long-term Debt
On October 21, 2016 (“closing date”), we refinanced our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) through the use of proceeds obtained from our term loan and revolving credit facility (“credit facility”). The credit facility includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”). In connection with the refinance, we recorded a loss on debt extinguishment of $0.1 million comprised of unamortized debt issuance costs related to the WF credit agreement.

On the closing date, we borrowed $50.0 million under the term loan agreement and $26.0 million under the revolving credit agreement. These borrowings were used to i) pay $60.3 million of the outstanding balance on the WF credit agreement and accrued interest, ii) fund $10.0 million towards a portion of a $20.0 million restricted reserve requirement under the revolving credit agreement with the remaining portion of the requirement funded with cash on hand, iii) pay $4.7 million of transaction fees and other expenses and iv) pay a $1.0 million refundable deposit to Wells Fargo to hold during the transfer of our existing letters of credit to the new credit facility. Transaction fees and other expenses incurred under the credit facility included $3.1 million of debt issuance costs, $1.0 million of debt discount and $0.6 million of loan commitment fees. The $20.0 million restricted reserve requirement is presented as restricted cash, long-term within the Condensed Consolidated Balance Sheets as of December 31, 2016.
Revolving credit agreement

Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million of the outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021.
Of the $4.7 million of transaction fees and other expenses, as discussed above, $1.9 million of debt issuance costs and $0.6 million of loan commitment fees were attributable to the revolving credit agreement. During the third quarter of fiscal 2017, debt issuance costs related to our revolving credit agreement were recorded as a reduction of its carrying amount to the extent outstanding borrowings are greater than the related unamortized fees and are amortized to interest expense over the term of the related agreement using the effective interest method. Loan commitment fees paid related to future borrowing capacity were recorded as an asset and are amortized ratably over the term of the revolving credit agreement.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of December 31, 2016, we had a $26.0 million outstanding balance on the line of credit at an interest rate of 3.31%.
Term loan agreement

The term loan agreement provides for $50 million of a senior secured term loan drawn on the closing date and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”) and are available through December 31, 2017. The term loan agreement matures on October 21, 2021. The amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Of the $4.7 million of transaction fees and other expenses, as discussed above, $1.2 million of debt issuance costs and $1.0 million of debt discount were attributable to the term loan agreement. These fees were recorded as a reduction to the carrying amount of outstanding borrowings under the term loan agreement and amortized to interest expense over the term of the borrowing using the effective interest method.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of December 31, 2016, our interest rate on the term loan was 8.50%.
The term loan agreement and the revolving credit agreement contain customary affirmative and negative covenants, events of default and financial covenants including fixed charge coverage ratio, senior net leverage ratio and total leverage ratio. Additionally, the revolving credit agreement includes minimum liquidity requirements. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of December 31, 2016, and during the first nine months of fiscal 2017, we were in compliance with all covenants.

Convertible Subordinated Debt

In November 2016, we entered into private transactions with note holders to purchase an aggregate principal amount of $5.4 million of the 4.50% notes for $5.3 million of cash. In connection with these transactions, we recorded a gain on debt extinguishment of $0.1 million, which included a write-off of unamortized debt issuance costs related to the purchased notes.
Debt Maturities
A summary of the scheduled maturities for our principal outstanding debt as of December 31, 2016 follows (in thousands):

	Debt Maturity Due by Period
	Less than One Year	One Year	Two Years	Three Years	Four Years	More than Five years	Total
4.50% convertible subordinated notes	$64,590	$—	$—	$—	$—	$—	$64,590

Long-term debt:
Revolving credit agreement	—	—	—	—	26,000	—	26,000
Term loan agreement	—	2,500	2,500	2,500	42,500	—	50,000
Total long-term debt	$—	$2,500	$2,500	$2,500	$68,500	$—	$76,000
NOTE 8: RESTRUCTURING CHARGES
Fiscal 2017 April Restructuring Plan
In April 2016, we approved a plan (“Fiscal 2017 April Restructuring Plan”) to eliminate 29 positions in the U.S. and internationally to reduce investments in various functions of our business to improve operational efficiencies. The costs associated with these actions consist of restructuring charges related to severance and benefits. These actions were completed by the second quarter of fiscal 2017. We incurred and paid $1.5 million of restructuring charges under this plan.

Fiscal 2016 Restructuring Plan

In November 2015, we approved a plan (“Fiscal 2016 Restructuring Plan”) to eliminate approximately 65 positions in the U.S. and internationally, primarily in research and development and sales and marketing functions, in order to improve our cost structure and align spending with continuing operations plans. These actions were completed by the first quarter of fiscal 2017, with the majority having occurred by December 31, 2015. The costs associated with these actions consist of restructuring charges related to severance and benefits. We incurred and paid $2.0 million of restructuring charges under this plan.

Summary of Restructuring Expense
The types of restructuring expense for the three and nine months ended December 31, 2016 and December 31, 2015 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Severance and benefits	$(13)	$1,685	$1,437	$1,912
Facilities	(92)	210	525	628
Total	$(105)	$1,895	$1,962	$2,540

For the third quarter of fiscal 2017, restructuring benefits were primarily due to a change in estimate of sublease in one of our facilities in the U.S. For the first nine months of fiscal 2017, restructuring charges were primarily due to $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 April Restructuring Plan. Additionally, we approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development in the first quarter of fiscal 2017 and recorded $0.2 million of restructuring charges related to facilities costs in the first nine months of fiscal 2017.

For the third quarter and first nine months of fiscal 2016, restructuring charges were largely due to $1.7 million of severance and benefits costs incurred as a result of the Fiscal 2016 Restructuring Plan. Additionally, for the first nine months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2016
	Severance and Benefits	Facilities	Total	Severance and Benefits	Facilities	Total
Beginning balance	$257	$2,572	$2,829	$140	$2,378	$2,518
Restructuring costs	1,690	210	1,900	—	(92)	(92)
Adjustment of prior estimates	(5)	—	(5)	(13)	—	(13)
Cash payments	(1,171)	(1,022)	(2,193)	(1)	(619)	(620)
Other non-cash	—	57	57	—	82	82
Ending balance	$771	$1,817	$2,588	$126	$1,749	$1,875

	Nine Months Ended December 31, 2015			Nine Months Ended December 31, 2016
	Severance and Benefits	Facilities	Total	Severance and Benefits	Facilities	Total
Beginning balance	$189	$4,657	$4,846	$354	$2,383	$2,737
Restructuring costs	1,913	604	2,517	1,489	388	1,877
Adjustment of prior estimates	(1)	24	23	(52)	137	85
Cash payments	(1,330)	(3,568)	(4,898)	(1,665)	(1,283)	(2,948)
Other non-cash	—	100	100	—	124	124
Ending balance	$771	$1,817	$2,588	$126	$1,749	$1,875

	As of December 31, 2016
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$126	$1,179	$1,305
January 2018 through December 2021	—	570	570
	$126	$1,749	$1,875

Facility restructuring accruals will be paid in accordance with the respective facility lease terms, partially offset by the estimated sublease amounts to be received over the course of the facility lease terms.

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Share-based compensation:
Cost of revenue	$183	$313	$697	$1,006
Research and development	284	488	1,020	1,529
Sales and marketing	542	658	1,760	2,367
General and administrative	467	780	1,647	2,437
	$1,476	$2,239	$5,124	$7,339
Share-based compensation by type of award:
Stock options	$—	$—	$—	$2
Restricted stock units	1,437	1,955	4,784	6,552
Stock purchase plan	39	284	340	785
	$1,476	$2,239	$5,124	$7,339
Stock Incentive Plans - Grants and Fair Value
Stock Options
No stock options were granted during the third quarter or first nine months of fiscal 2017 or fiscal 2016.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date since the RSUs are granted at no cost to the employee. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2017 were $0.74 and $0.44, respectively. The weighted-average grant date fair values of RSUs granted during the third quarter and first nine months of fiscal 2016 were $0.82 and $1.64 per share, respectively.

During the first nine months of fiscal 2017, we granted 3.4 million RSUs with performance conditions (“2017 performance RSUs”), and the total fair value of 2017 performance RSUs at the grant date was $1.4 million at a weighted average grant date fair value per share of $0.43. The 2017 performance RSUs will become eligible for vesting based on Quantum achieving a certain revenue target through the end of fiscal 2017. Share-based compensation expense for the 2017 performance RSUs is recognized when it is probable that the performance conditions will be achieved. During the third quarter and first nine months of fiscal 2017, $0.1 million and $0.3 million of share-based compensation expense was recognized for the 2017 performance RSUs.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2017 and fiscal 2016, respectively, was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2016 and December 31, 2015 were as follows:

	Nine Months Ended
	December 31, 2016	December 31, 2015
Option life (in years)	0.5	0.5
Risk-free interest rate	0.40%	0.09%
Stock price volatility	81.88%	64.61%
Weighted-average grant date fair value per share	$0.23	$0.38

Stock Incentive Plans - Activity
Stock Options
A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	4,131	$1.52
Forfeited	(303)	1.03
Expired	(2,383)	0.99
Outstanding as of December 31, 2016	1,445	$2.50	1.20	$2,107
Vested and expected to vest at December 31, 2016	1,445	$2.50	1.20	$2,107
Exercisable as of December 31, 2016	1,445	$2.50	1.20	$2,107
Restricted Stock Units
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2016	11,109	$1.39
Granted	8,312	0.44
Vested	(4,850)	1.38
Forfeited	(875)	1.40
Nonvested at December 31, 2016	13,696	$0.81
NOTE 10: INCOME TAXES
Income tax provisions for the third quarter and first nine months of fiscal 2017 were $0.3 million and $0.7 million, respectively. Income tax provisions for the third quarter and first nine months of fiscal 2016 were $0.4 million and $1.1 million, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

NOTE 11: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator:
Net income (loss)	$5,006	$(821)	$5,558	$(23,511)

Denominator:
Weighted average shares:
Basic	271,186	264,003	269,329	261,849
Dilutive shares from stock plans	3,257	—	2,144	—
Diluted	274,443	264,003	271,473	261,849

Basic and diluted net income (loss) per share	$0.02	$(0.00)	$0.02	$(0.09)

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Weighted average shares excluded:
4.50% convertible subordinated notes	40.9	42.5	42.0	42.5
3.50% convertible subordinated notes	—	1.3	—	13.3
Stock options	1.4	4.4	2.3	4.6
Unvested restricted stock units	3.1	12.0	3.8	12.4

Interest expense excluded:
4.50% convertible subordinated notes	$0.9	$0.9	$2.7	$2.7
3.50% convertible subordinated notes	$—	$0.1	$—	$1.8
NOTE 12: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2016 and March 31, 2016, we issued non-cancelable commitments for $52.9 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

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
Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patents 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our deduplication products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

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
OVERVIEW
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out tiered storage includes appliances (which include XcellisTM, Lattus®, StorNext ProTM Solutions and StorNext® AEL), scale-out tiered storage related tape automations (which includes Scalar® automated tape libraries), scale-out tiered storage related media and scale-out tiered storage related disk storage (which includes QXSTM Hybrid). These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi® deduplication backup systems and Scalar® automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO™ virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
Our goal for fiscal 2017 is to increase shareholder value by growing our scale-out storage revenue and investing to drive future growth in our scale-out business while also delivering on our operating profit goals. We continue to focus on building our momentum in three main broad categories of scale-out storage: media and entertainment, video surveillance and technical workflows with large unstructured data. Outside of our scale-out storage business, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.

Results

We had total revenue of $133.5 million in the third quarter of fiscal 2017, a $5.4 million increase from the third quarter of fiscal 2016, primarily due to increased branded product revenue from media, scale-out tiered storage and disk backup systems, partially offset by decreased product revenue from OEM tape automation systems. Our focus on our branded business continues to be reflected in the proportion of non-royalty revenue from branded business, which was 94% in the third quarter of fiscal 2017 compared to 89% in the third quarter of fiscal 2016. Our branded product and service revenue increased by 11% from the third quarter of fiscal 2016.

Our gross margin percentage decreased by 270 basis points to 41.2% from the third quarter of fiscal 2016 primarily due to a shift in revenue mix from higher margin products to lower margin products.
Operating expenses decreased $7.0 million, or 13%, from the third quarter of fiscal 2016 primarily due to cost reduction actions we took in the second half of fiscal 2016 and the first half of fiscal 2017 (“cost reduction actions”). The largest spending decrease compared to the third quarter of fiscal 2016 was for compensation and benefits due to lower staffing levels. In addition, we had a decrease in restructuring charges primarily due to higher severance restructuring charges incurred in prior year from our Fiscal 2016 Restructuring Plan and a decrease in legal fees related to the Crossroads lawsuit. For further information, refer to Note 12 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.
Our operating results improved by $5.8 million to $7.3 million of income from operations in the third quarter of fiscal 2017.
We generated $10.5 million in cash from operations in the first nine months of fiscal 2017 compared to $15.9 million of cash used in operations in the first nine months of fiscal 2016. We ended the quarter with $45.3 million in cash, cash equivalents and restricted cash.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Product revenue	$86,510	64.8%	$79,672	62.2%	$6,838	8.6%
Service revenue	36,445	27.3%	37,099	29.0%	(654)	(1.8)%
Royalty revenue	10,529	7.9%	11,277	8.8%	(748)	(6.6)%
Total revenue	$133,484	100.0%	$128,048	100.0%	$5,436	4.2%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Product revenue	$246,911	64.2%	$213,448	60.0%	$33,463	15.7%
Service revenue	108,883	28.3%	112,285	31.5%	(3,402)	(3.0)%
Royalty revenue	28,716	7.5%	30,196	8.5%	(1,480)	(4.9)%
Total revenue	$384,510	100.0%	$355,929	100.0%	$28,581	8.0%

We believe the changes in our product and service revenue continue to be driven by the changing storage environment, including increased market demand for scale-out tiered storage and changes in demand for data protection tape products. Revenue from branded scale-out tiered storage and services increased $4.1 million, or 12%, from the third quarter of fiscal 2016 and $24.0 million, or 26%, from the first nine months of fiscal 2016 due to increased sales of our scale-out storage related media. Revenue from branded data protection products and services increased $7.5 million, or 11%, from the third quarter of fiscal 2016 and $13.7 million, or 7% from the first nine months of fiscal 2016, primarily due to increased revenue in media and disk backup systems, which was partially offset by decreased revenue in tape automation systems. OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $5.4 million and $7.1 million from the third quarter and first nine months of fiscal 2016, respectively.

Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $6.8 million and $33.5 million in the third quarter and first nine months of fiscal 2017, respectively, compared to the prior year periods. Revenue from sales of branded products increased 18% and 22% and revenue from sales of products to OEM customers decreased 41% and 19% in the third quarter and first nine months of fiscal 2017, respectively, compared to the prior year periods.

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Tape automation systems	$23,882	17.9%	$28,304	22.1%	$(4,422)	(15.6)%
Disk backup systems	14,326	10.7%	11,353	8.9%	2,973	26.2%
Devices and media	15,463	11.6%	10,210	8.0%	5,253	51.4%
Scale-out tiered storage*	32,839	24.6%	29,805	23.2%	3,034	10.2%
Total product revenue	$86,510	64.8%	$79,672	62.2%	$6,838	8.6%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Tape automation systems	$69,164	18.0%	$74,340	20.9%	$(5,176)	(7.0)%
Disk backup systems	37,832	9.8%	29,921	8.4%	7,911	26.4%
Devices and media	42,781	11.1%	32,639	9.2%	10,142	31.1%
Scale-out tiered storage*	97,134	25.3%	76,548	21.5%	20,586	26.9%
Total product revenue	$246,911	64.2%	$213,448	60.0%	$33,463	15.7%

* Scale-out tiered storage was referred to as “scale-out storage solutions” in our previous filings.

Revenue from tape automation systems decreased in the third quarter and the first nine months of fiscal 2017 compared to the prior year periods due to decreases of $5.1 million and $5.6 million, respectively, in OEM tape automation systems, partially offset by increases of $0.7 million and $0.4 million, respectively, in branded tape automation systems.
Revenue from disk backup systems increased in the third quarter and the first nine months of fiscal 2017 compared to the prior year periods primarily due to increased sales of DXi 6900.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased during the third quarter and first nine months of fiscal 2017 compared to the prior year periods primarily due to higher sales of branded media.

Our scale-out tiered storage revenue increased during the third quarter and first nine months of fiscal 2017 compared to the prior year period primarily due to increased sales of scale-out storage automation.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the third quarter and first nine months of fiscal 2017 due to decreased service revenue from our data protection products, partially offset by increased revenue from branded service contracts for our scale-out tiered storage.
Royalty Revenue
Royalty revenue decreased during the third quarter and the first nine months of fiscal 2017 compared to the prior year periods primarily due to decreased media royalties from LTO generation 1 through 5, partially offset by increased media royalties from LTO 7.

Gross Margin

	Three Months Ended
(Dollars in thousands)	December 31, 2016	Gross margin %	December 31, 2015	Gross margin %	Change	Basis point change
Product gross margin	$23,186	26.8%	$23,349	29.3%	$(163)	(250)
Service gross margin	21,287	58.4%	21,549	58.1%	(262)	30
Royalty gross margin	10,529	100.0%	11,277	100.0%	(748)	—
Gross margin	$55,002	41.2%	$56,175	43.9%	$(1,173)	(270)

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	Gross margin %	December 31, 2015	Gross margin %	Change	Basis point change
Product gross margin	$69,103	28.0%	$56,792	26.6%	$12,311	140
Service gross margin	63,555	58.4%	61,761	55.0%	1,794	340
Royalty gross margin	28,716	100.0%	30,196	100.0%	(1,480)	—
Gross margin	$161,374	42.0%	$148,749	41.8%	$12,625	20
Product Margin
Product gross margin decreased 250 basis points during the third quarter of fiscal 2017 compared to the prior year period primarily due to a shift in revenue mix from higher margin products to lower margin products.
Product gross margin increased 140 basis points during the first nine months of fiscal 2017 compared to the prior year period primarily due to improved leverage on fixed costs from increased product revenue.
Service Margin
Service gross margin increased 30 basis points in the third quarter of fiscal 2017 compared to the prior year period primarily due to a decrease in third party maintenance expense.
Service gross margin increased 340 basis points in the first nine months of fiscal 2017 compared to the prior year period primarily due to the cost reduction actions described above, which resulted in a decrease in compensation and benefits from lower staffing levels and lower external repair expense.
Royalty Margin
Royalties typically do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Research and development	$10,579	7.9%	$11,148	8.7%	$(569)	(5.1)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Research and development	$33,038	8.6%	$37,841	10.6%	$(4,803)	(12.7)%
The decrease in research and development expense in the third quarter and first nine months of fiscal 2017 compared to the prior year periods was primarily due to the cost reduction actions described above.
The largest spending reduction in the third quarter of fiscal 2017 compared to the prior year period was a decrease of $0.4 million in compensation and benefits from lower staffing levels.

The largest spending reductions in the first nine months of fiscal 2017 compared to the prior year period were a decrease of $3.1 million in compensation and benefits from lower staffing levels, followed by decreases of $0.4 million in external service provider expense and $0.3 million in expensed equipment. Additionally, we had a $0.6 million decrease in depreciation expense in the first nine months of fiscal 2017 compared to the prior year period due to lower capital expenditures.
Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Sales and marketing	$25,145	18.8%	$28,212	22.0%	$(3,067)	(10.9)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Sales and marketing	$77,658	20.2%	$83,860	23.6%	$(6,202)	(7.4)%
The decrease in sales and marketing expense in the third quarter and first nine months of fiscal 2017 compared to the prior year periods was primarily due to the cost reduction actions described above.
The largest spending reductions in the third quarter of fiscal 2017 compared to the prior year period were a decrease of $2.0 million in compensation and benefits from lower staffing levels, followed by a $0.9 million decrease in advertising and marketing expense.
The largest spending reductions in the first nine months of fiscal 2017 compared to the prior year period were a decrease of $4.1 million in compensation and benefits from lower staffing levels, followed by decreases of $0.5 million in advertising and marketing expense, $0.4 million in travel expense, $0.4 million in sponsored employee activities and $0.4 million in external service provider expense.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
General and administrative	$12,130	9.1%	$13,488	10.5%	$(1,358)	(10.1)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
General and administrative	$37,662	9.8%	$41,610	11.7%	$(3,948)	(9.5)%

The decrease in general and administrative expense in the third quarter and first nine months of fiscal 2017 compared to the prior year periods was largely due to decreases of $1.1 million and $2.5 million, respectively, in legal fees related to the Crossroads lawsuits as disclosed in Note 12 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements. We also had decreases of $0.4 million and $1.1 million in compensation and benefits from lower staffing levels as a result of the cost reduction actions described above in the third quarter and first nine months, respectively, of fiscal 2017 compared to the prior year periods.

Restructuring Charges (Benefits)

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Restructuring charges (benefits)	$(105)	(0.1)%	$1,895	1.5%	$(2,000)	(105.5)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Restructuring charges	$1,962	0.5%	$2,540	0.7%	$(578)	(22.8)%

For the third quarter of fiscal 2017, restructuring benefits were primarily due to a change in estimate of sublease in one of our facilities in the U.S. For the first nine months of fiscal 2017, restructuring charges were primarily due to $1.5 million of severance and benefits costs incurred as a result of our Fiscal 2017 April Restructuring Plan. Additionally, we approved a plan to vacate certain leased space in the U.S. primarily used for administration and research and development in the first quarter of fiscal 2017 and recorded $0.2 million of restructuring charges related to facilities costs in the first nine months of fiscal 2017.

For the third quarter and first nine months of fiscal 2016, restructuring charges were largely due to $1.7 million of severance and benefits costs incurred as a result of our Fiscal 2016 Restructuring Plan. Additionally, for the first nine months of fiscal 2016, we incurred restructuring charges related to facilities costs as a result of further consolidating our facilities in the U.S.

For further information regarding our restructuring actions, refer to Note 8 “Restructuring Charges” of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Other income (expense)	$519	0.4%	$(22)	(0.0)%	$541	2,459.1%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Other income (expense)	$685	0.2%	$406	0.1%	$279	68.7%

The increase in other income and expense in the third quarter and first nine months in fiscal 2017 compared to the prior year periods was primarily due to net foreign exchange gains recognized from strengthening of the U.S dollar against major currencies in fiscal 2017.
Interest Expense

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Interest expense	$2,423	1.8%	$1,406	1.1%	$1,017	72.3%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Interest expense	$5,416	1.4%	$5,304	1.5%	$112	2.1%
The increase in interest expense for the third quarter of fiscal 2017 compared to the prior year period was primarily due to a higher average interest rate on our outstanding debt from the term loan agreement.
The increase in interest expense for the first nine months of fiscal 2017 compared to the prior year period was immaterial.

Loss on Debt Extinguishment

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Loss on debt extinguishment	$48	0.0%	$394	0.3%	$(346)	(87.8)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of revenue	December 31, 2015	% of revenue	Change	% Change
Loss on debt extinguishment	$48	0.0%	$394	0.1%	$(346)	(87.8)%
In the third quarter of fiscal 2016, we entered into a private transaction with a note holder to purchase $81.0 million of aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015 for $82.4 million, which included $1.1 million of accrued interest. In connection with this transaction, we recorded a loss on debt extinguishment of $0.4 million comprised of a loss of $0.3 million from the notes purchased and $0.1 million of unamortized debt issuance costs related to the purchased notes.

Our loss on debt on extinguishment for the third quarter and first nine months of fiscal 2017 was immaterial. For additional detail, refer to Note 7 “Debt” of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes

	Three Months Ended
(Dollars in thousands)	December 31, 2016	% of pre-tax income	December 31, 2015	% of pre-tax loss	Change	% Change
Income tax provision	$295	5.6%	$431	(110.5)%	$(136)	(31.6)%

	Nine Months Ended
(Dollars in thousands)	December 31, 2016	% of pre-tax income	December 31, 2015	% of pre-tax loss	Change	% Change
Income tax provision	$717	11.4%	$1,117	(5.0)%	$(400)	(35.8)%
The income tax provision for the third quarter and first nine months of both fiscal 2017 and fiscal 2016 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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

Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	December 31, 2016	December 31, 2015	Change	% Change
Cost of revenue	$183	$313	$(130)	(41.5)%
Research and development	284	488	(204)	(41.8)%
Sales and marketing	542	658	(116)	(17.6)%
General and administrative	467	780	(313)	(40.1)%
	$1,476	$2,239	$(763)	(34.1)%

	Nine Months Ended
	December 31, 2016	December 31, 2015	Change	% Change
Cost of revenue	$697	$1,006	$(309)	(30.7)%
Research and development	1,020	1,529	(509)	(33.3)%
Sales and marketing	1,760	2,367	(607)	(25.6)%
General and administrative	1,647	2,437	(790)	(32.4)%
	$5,124	$7,339	$(2,215)	(30.2)%
The decrease in share-based compensation expense in the third quarter and first nine months of fiscal 2017 compared to the prior year periods was primarily due to decreases of $0.5 million and $1.8 million, respectively, in shared-based compensation expense of restricted stock units from a decrease in fair value.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of December 31, 2016, we had $22.6 million of cash and cash equivalents, which is comprised of cash deposits.
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

On October 21, 2016 (“closing date”), we entered into a credit facility which includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”).
Revolving credit agreement
Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million of the outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021.

Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of December 31, 2016, the weighted average interest rate on our revolving credit agreement was 3.31% and we paid $0.2 million of interest during the first nine months of fiscal 2017.
Term loan agreement
The term loan agreement provides for $50 million of a senior secured term loan drawn on the closing date and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”) and are available through December 31, 2017. The term loan agreement matures on October 21, 2021. The principal amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of December 31, 2016, our interest rate on the term loan was 8.50% and we paid less than $0.1 million of interest during the first nine months of fiscal 2017.
The term loan agreement and the revolving credit agreement contain customary affirmative and negative covenants, events of default and financial covenants including fixed charge coverage ratio, senior net leverage ratio and total leverage ratio. Additionally, the revolving credit agreement includes minimum liquidity requirements. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of December 31, 2016, and during the first nine months of fiscal 2017, we were in compliance with all covenants.
Convertible subordinated debt

In November 2016, we entered into private transactions with note holders to purchase an aggregate principal amount of $5.4 million of the 4.50% notes for $5.3 million of cash. In connection with these transactions, we recorded a gain on debt extinguishment of $0.1 million, which included a write-off of unamortized debt issuance costs related to the purchased notes.
The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $3.2 million of interest on the 4.50% notes in the first nine months of fiscal 2017.
As of December 31, 2016, we had principal outstanding borrowings of $64.6 million of the 4.50% notes, $50.0 million under the term loan and $26.0 million under the revolving credit agreement.
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
(ii)    Unwillingness on the part of the lenders to:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the credit facility, or

•	Approve any amendments to the credit facility we may seek to obtain in the future.

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
Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2016	December 31, 2015
Net income (loss)	$5,558	$(23,511)
Net cash provided by (used in) operating activities	10,469	(15,914)
Net cash used in investing activities	(21,732)	(2,942)
Net cash provided by (used in) financing activities	$55	$(16,155)
Nine Months Ended December 31, 2016
The $4.9 million difference between net income and net cash provided by operating activities during the nine months ended December 31, 2016 was primarily due to $14.1 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment, partially offset by a $9.3 million decrease in deferred revenue. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities was primarily due to a $20.0 million increase in restricted cash. We set aside $20.0 million which is classified as restricted cash, long-term within the Condensed Consolidated Balance Sheets as of December 31, 2016 in connection with the restricted reserve requirement under the revolving credit agreement.
Cash provided by financing activities was primarily due to $71.0 million of borrowings net of debt issuance costs under the term loan agreement and the revolving credit agreement, partially offset by $65.7 million of net repayments of borrowings under the WF credit agreement and $5.3 million of payment of the 4.50% notes.

Nine Months Ended December 31, 2015
The $7.6 million difference between net loss and net cash used in operating activities during the nine months ended December 31, 2015 was primarily due to a $22.9 million decrease in accounts receivable and $18.1 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment and a $13.5 million decrease in manufacturing inventories, partially offset by decreases of $14.8 million in deferred revenue, $12.7 million in accounts payable and $10.7 million in accrued compensation. The decrease in accounts receivable was primarily due to lower revenue in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in manufacturing inventories was largely due to a reduction in finished goods related to tape automation systems, disk backup systems and media and a reduction in raw materials from sales of consignment inventory to our contract manufacturers. The decrease in deferred revenue was largely due to a decrease in deferred service contracts revenue, primarily driven by seasonality. Additionally, the decrease was attributable to decreased deferred service contracts revenue for tape automation systems. The decrease in accounts payable was primarily due to the timing of invoice payments and lower inventory purchases in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in accrued compensation was primarily due to payment of a profit sharing bonus accrued in fiscal 2015 which was not repeated in fiscal 2016 and a lower commission accrual related to lower branded revenue.
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
Off Balance Sheet Arrangements

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2016 and March 31, 2016, we issued non-cancelable commitments for $52.9 million and $42.2 million, respectively, to purchase inventory from our contract manufacturers and suppliers.

Contractual obligations
The table below summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Long-term debt	$5,111	$22,104	$72,947	$—	$100,162
Convertible subordinated debt	67,497	—	—	—	67,497
Purchase obligations	52,895	—	—	—	52,895
Operating leases:
Lease payments	8,881	14,271	7,454	945	31,551
Sublease rental income	(1,474)	(2,293)	(1,050)	—	(4,817)
Total operating leases	7,407	11,978	6,404	945	26,734

Total contractual cash obligations	$132,910	$34,082	$79,351	$945	$247,288

The contractual commitments shown above include $27.1 million in interest payments on our various debt obligations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on June 3, 2016, as amended by Amendment No. 1 to Form 10-K, filed with the SEC on July 27, 2016 (together, the “Form 10-K”).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds during the first nine months of fiscal 2017. During the first nine months of fiscal 2017, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the revolving loan agreement and the term loan agreement. Under the term loan agreement and the revolving loan agreement, we had $50.0 million and $26.0 million outstanding borrowings at an interest rate of 8.50% and 3.31%, respectively, as of December 31, 2016. A hypothetical 100 basis point would result in an approximate $0.8 million change in our annual interest expense on our outstanding borrowings as of December 31, 2016.
Our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point have no impact on our interest expense.
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
Realtime Data
On July 22, 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patents 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728 and 9,116,908. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our deduplication products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded revenue, especially for disk backup systems and scale-out tiered storage, could negatively affect our results of operations.
We sell the majority of our branded products to distributors such as Ingram Micro, Inc. and others, value-added resellers (“VARs”) and direct marketing resellers (“DMRs”) such as CDW Corporation, who in turn sell our products to end users. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue.
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
In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. We could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or is in excess of our insurance coverage could harm our business.

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
A portion of our sales are to various agencies and departments of the U.S. federal government, and funding cuts to federal spending can adversely impact our revenue. The American Taxpayer Relief Act of 2012 implemented automatic spending cuts beginning March 1, 2013. Between October 1 and October 16, 2013, the U.S. government partial shutdown caused reductions, cancellations and delayed orders. Future spending cuts by the U.S. federal government or changes in its procurement processes or criteria could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.
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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt, and uncertainty related to the United Kingdom’s exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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
Competition in the scale-out storage market is intense and introduction by competitors of products based on new technology standards and market consolidation could materially and adversely affect our business, financial condition and results of operations.
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
Certain of our products contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating this third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited visibility or control of the technology roadmap at the licensing company and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and adversely affect our business, financial condition and results of operations. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we implemented restructuring plans, which we refer to as the Fiscal 2016 Restructuring Plan and the Fiscal 2017 April Restructuring Plan, respectively, to eliminate certain positions in the U.S. and internationally. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and results of operations.
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
From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology, such as our current litigation with Crossroads Systems, Inc. and Realtime Data LLC d/b/a IXO described in Part II, Item 1 “Legal Proceedings.” While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial condition, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our products may contain “open source” software and failure to comply with the terms of the open source license could have a material adverse effect on our competitive positions and financial results.
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

•	Recruiting employees in highly competitive markets and wage inflation in certain markets;

•	Potential restrictions on the transfer of funds between countries;

•	Political instability, military, social and infrastructure risks, especially in emerging or developing economies;

•	Import and export duties and value-added taxes;

•	Natural disasters, including earthquakes, flooding, typhoons and tsunamis; and

•	Cultural differences that affect the way we do business.
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
A small number of institutional investors have owned a significant portion of our common stock at various times in recent years. If any or all of these investors were to decide to purchase significant additional shares or to sell significant amounts or all of the common shares they currently own, or if there is a perception that those sales may occur, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. In some cases, this situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters, causing even greater selling pressure.

Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	General economic conditions;

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Large or sudden purchases or sales of stock by existing or new investors, including activist investors;

•	Quarterly variations in our results of operations;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Changes in our capital structure, including issuance of additional debt or equity to the public; and

•	Strategic acquisitions.
Any of these events and factors may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.
Our operation and design processes are subject to safety and environmental regulations which could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities as well as the safety of our employees and the public. Current regulations in the U.S. and various international jurisdictions restrict the use of certain potentially hazardous materials used in electronic products and components (including lead and some flame retardants), impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and require extensive investigation into and disclosure regarding certain minerals used in our supply chain. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our costs or product sales by requiring us to acquire costly equipment or materials, redesign processes or to incur other significant expenses in adapting our supply chain, waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.
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
For example, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice (“ECJ”). In light of the ECJ’s decision, we have made certain changes to our personal data handling in an effort to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. In February 2016, U.S. and EU authorities reached agreement on new means for legitimizing personal data transfers from the EU to the U.S., the EU-U.S. Privacy Shield. We have self-certified our compliance with its requirements.  Additionally, the European Commission has adopted a general data protection regulation that, when effective in May 2018, will supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
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
We received notification from the NYSE on October 2, 2015 that we are not in compliance with the NYSE’s continued listing standard requiring that our stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days. In order to regain compliance, we expect that we will need to take actions, such as a reverse stock split, which will require shareholder action at our next annual shareholder meeting. If shareholders do not approve the actions we propose to regain compliance, or we are unable to otherwise regain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board (“OTC BB”). Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
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

On December 2, 2016, we entered into an amendment to the VIEX agreement. Pursuant to this amendment, we extended the Board observer rights of the two persons named in the VIEX agreement until February 1, 2017, subject to certain conditions, and VIEX agreed to extend the standstill provisions of the VIEX agreement until February 1, 2017, subject to earlier termination under certain circumstances. In addition, we agreed to hold the annual meeting on March 31, 2017.
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
ITEM 6. EXHIBITS
The Exhibit Index beginning on page 46 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 3, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Term Loan Credit and Security Agreement, dated October 21, 2016, among Quantum Corporation, TCW Asset Management Company LLC, as agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2016)

10.2
Revolving Credit and Security Agreement, dated October 21, 2016, among Quantum Corporation, PNC Bank, National Association, as agent, and the lender party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2016)

10.3
Amendment dated December 2, 2016 to the Agreement between Quantum Corporation and VIEX Capital Advisors, LLC and its affiliates dated September 23, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016)

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