Form 10-K
period 2017-03-31
QUANTUM CORP /DE/
filed 2017-06-01
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐   NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐   NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒
The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was approximately $196.6 million on September 30, 2016 the last day of the registrant’s most recently completed second fiscal quarter, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of the close of business on May 25, 2017, there were 34,092,475 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I
This report and certain information incorporated by reference contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future financial and operating performance, including increasing market share, continuing to add customers and increasing revenue and earnings; (2) our expectation that we will continue to derive a substantial portion of our revenue from products based on tape technology; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to those factors discussed under Item 1A “Risk Factors”, Item 7 "Management's Discussion and Analysis of Financial Conditions and Resutls of Operations' and Item 7A "Quantitative and Qualitative Dislcosures about Market Risk". Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement, except as required by applicable law.
ITEM 1. BUSINESS
Business Description
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980 and reincorporated in Delaware in 1987, is a leading expert in scale-out tiered storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. Our customers, ranging from small businesses to large/multi-national enterprises, trust us to address their most demanding data workflow challenges. Our end-to-end tiered storage solutions enable users to maximize the value of their data by making it accessible whenever and wherever needed, retaining it indefinitely and reducing total cost and complexity. We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. Our common stock is traded on the New York Stock Exchange under the symbol QTM.
Our scale-out tiered storage portfolio includes StorNext® software, appliances and full systems called StorNext ProTM Solutions, as well as XcellisTM workflow storage, QXS disk storage and LattusTM extended online storage. Our StorNext offerings enable customers to manage large unstructured data sets in an information workflow, providing high-performance ingest, real-time collaboration, scalable capacity and intelligent protection. They are centered on our StorNext 5 platform, which is designed for today's modern workflow challenges of capturing, sharing, managing and preserving massive amounts of data in the most demanding environments. StorNext 5 includes the industry's fastest streaming file system and policy-based tiering for automatically moving data across primary storage, extended online storage, tape archive and the cloud.
We also have a comprehensive portfolio of data protection solutions for physical, virtual and cloud environments. This includes our DXi® deduplication systems, Scalar® automated tape libraries and vmPRO™ virtual server backup software. In addition, we also provide the underlying technology platform to partners and end user customers to build their own clouds.
Artico, an active archive appliance providing network-attached storage ("NAS") connectivity, and QXS hybrid disk and flash storage serve both scale-out tiered storage and data protection customers.
We are a member of the consortium that develops and has licensed LTO® ("Linear Tape-Open) media technology to tape media manufacturing companies. We receive royalty payments for both LTO and DLT® media technology sold under licensing agreements. We have also entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies.
We are focused on driving profitable revenue growth and long-term shareholder value by capitalizing on new market opportunities, leveraging the strength of our technology, products and install base across scale-out tiered storage and data protection, continuing to expand our solutions portfolio and building new and enhanced channel and technology partnerships.
Industry Background

For most of our customers, demands on data have changed and so have the requirements for storing and retaining it. Previously, data had a one-way, predictable life cycle where the information technology (“IT”) focus was around risk mitigation. Now, companies know that their data can be a source of competitive advantage, revenue and growth. They are much more focused on the opportunity of data, so IT must save everything and make it available based on business requirements. In addition, the challenge of dealing with large data files is extending beyond a narrow set of vertical markets such as media and entertainment, government intelligence, oil and gas and life sciences to commercial enterprises more broadly.
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
Products
Scale-out Tiered Storage
With new digital technologies creating larger data files that can generate greater business value, there is a growing need to retain data for progressively longer periods while maintaining visibility and access to it. IT departments and vertically focused business units, including but not limited to media and entertainment, video surveillance, oil and gas, life sciences and high performance computing, are increasingly focused on managing large amounts of unstructured data. Generally, unstructured data refers to relatively new data types that produce large files, often measured in petabytes, such as video, imaging, documents and audio. In some cases, this also refers to large collections of small data, such as retail purchasing information, underwater photos of the ocean floor and feeds from traffic cameras that when combined, create meaningful information and increasingly competitive advantage. In addition, in managing unstructured data, organizations are increasingly recognizing that they need efficient and cost-effective ways to archive it. In conjunction with our StorNext software and appliance offerings, we offer various tiers of storage for extended online (Latus Object Storage) and archiving (tape and cloud tiers) to address this growing need for managing and archiving growing unstructured data sets.
StorNext and Xcellis Workflow Storage
Our StorNext Appliances and StorNext Data Management Platforms leverage the power of our StorNext 5 software and market-leading hardware to offer predictable high-performance file sharing and archiving in purpose-built configurations of metadata controllers, expansion appliances and disk and archive enabled libraries. StorNext 5 delivers higher levels of performance, scalability and flexibility in a new generation of the industry’s leading scale-out shared storage file system, tiered storage and archive. StorNext 5 is a complete end-to-end solution that combines file management technology with easy-to-deploy appliances to support the world’s most complex and demanding workflows. In addition, our StorNext Storage Manager™ software automatically copies and migrates data between different tiers of storage based on user-defined policies. The result is a highly scalable, high-performance data management solution designed to optimize the use of storage while enabling long-term protection and recoverability of data.
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
StorNext AEL Archives
Our tape-based StorNext AEL archive products are purpose-built for extreme data environments, offering highly scalable data management solutions that are also cost effective and easy to manage. When added to a StorNext file system deployment, StorNext AEL archives products provide near-line archiving with built-in data protection and self-healing capabilities to ensure that valuable digital assets are protected and accessible over time. As a result, StorNext AEL archives products play a key role as we continue to expand our footprint in the growing market for unstructured data archive solutions.
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
Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to obtain faster response times on our disk backup systems, tape automation products and StorNext appliances. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products.
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
Research and Development
We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are working on the next generation disk, data deduplication, virtual systems, cloud solutions, object storage solutions, tape automation and scale-out tiered storage technologies as well as software solutions to advance these technologies for the scale-out tiered storage and data protection markets to meet changing customer requirements. We continue to focus our efforts on software and integrated software and hardware solutions that offer improvements in the efficiency and cost of storing, moving, managing and protecting large amounts of data and providing solutions for the continuing convergence between backup and archive to provide compelling solutions for our customers.
We continue to invest in research and development to improve and expand our product lines and introduce new product lines, striving to provide superior data protection and scale-out tiered storage solutions, for both on-premise and cloud environments. Research and development costs were $44.4 million, $48.7 million, and $58.6 million for fiscal 2017, 2016 and 2015, respectively.
Sales and Distribution Channels
Quantum Branded Sales Channels
For Quantum-branded products, we utilize distributors, VARs and DMRs. Our integrated Quantum Alliance Reseller Program provides our channel partners the option of purchasing products directly or through distribution channels and provides them access to a more comprehensive product line. Additionally, we sell directly to a number of large corporate entities and government agencies.
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
Customers
Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 29% of revenue in fiscal 2017, 28% of revenue in fiscal 2016 and 31% of revenue in fiscal 2015. No customer accounted for 10% or more of our revenue in fiscal 2017, 2016 or 2015. Through our Quantum Alliance Reseller Program and our emphasis on growing our branded business, including increasing the independent channel, we are expanding our customer base and continue to distribute our products and services across a larger number of customers.
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
Manufacturing
We primarily use contract manufacturers as we have transitioned to a fully outsourced manufacturing model as part of our strategy to enhance our variable cost structure. This model provides more flexibility to cost-effectively manage the volume of products manufactured to align with our expectations, including market declines in the tape business and growth expectations in disk backup products and scale-out tiered storage solutions.
We outsource the manufacture, repair and fulfillment of disk backup products, scale-out tiered storage solutions, tape automation systems, tape devices and service parts to contract manufacturers. Tape drives used in our products are primarily sourced from Hungary and China. Disk drives used in our products are largely sourced from Thailand, the Philippines and China. Certain tape automation system materials and assemblies as well as certain disk system materials and assemblies are sourced in China, Malaysia, Thailand, Mexico and the U.S.
Our recording tape media is manufactured by one or more tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.
Intellectual Property and Technology
We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2017, we hold approximately 400 U.S. patents and have 66 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.
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
Segment Information
We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 15 “Geographic Information” to the Consolidated Financial Statements and risks attendant to our foreign operations is set forth below in Item 1A “Risk Factors.”
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
Employees
We had approximately 1,150 employees worldwide as of March 31, 2017.
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
Reverse Stock Split
On April 18, 2017, we effected a 1-for-8 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Our stock began to trade on a post-split basis on April 19, 2017. Par value of the Company's common stock was unchanged as a result of the Reverse Stock Split remaining at $0.01 per share. All shares and per share data for fiscal 2017 and comparative historical periods included within this Annual Report on Form 10-K, including our Consolidated Financial Statements and related footnotes, have been adjusted to account for the effect of the Reverse Stock Split.

Executive Officers and Management Team
Following are the names and positions of our management team as of May 25, 2017, including a brief account of the business experience of each.

Name	Position with Quantum
Jon W. Gacek*	President and Chief Executive Officer
Fuad Ahmad*	Senior Vice President, Chief Financial Officer
William C. Britts*	Senior Vice President, Worldwide Sales and Marketing
Robert S. Clark*	Senior Vice President, Product Operations
Shawn D. Hall*	Senior Vice President, General Counsel and Secretary
Don Martella	Senior Vice President, Engineering
Geoff Stedman	Senior Vice President, Products and Solutions
Bassam Tabbara	Chief Technology Officer

* Determined by the Board of Directors to be an “officer” for the purposes of Section 16 (a) of the Exchange Act.
Mr. Gacek became President and Chief Executive Officer in April 2011. He served as a member of the Board of Directors from April 2011 until April 2017. He joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of Advanced Digital Information Corporation (“ADIC”) and was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last three years at ADIC. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions.
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
Mr. Britts joined Quantum as Executive Vice President, Sales and Marketing in August 2006, upon Quantum’s acquisition of ADIC. He served in this position until June 2011, when he assumed the role of Senior Vice President, Worldwide Marketing, Service and Business Development. From April 2012 until April 2015, Mr. Britts was also responsible for Operations. In July 2013, he was named Senior Vice President, Worldwide Sales and Marketing. Prior to Quantum, he spent 12 years at ADIC, where he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Before ADIC, Mr. Britts served in a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.
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
Mr. Stedman joined Quantum as Senior Vice President, scale-out tiered storage Solutions in March 2014. From March 2012 to February 2014, Mr. Stedman served as vice president of marketing at Tintri, Inc., a storage company specifically focused on virtualized applications, and he was senior vice president and general manager of the Storage Business Unit at Harmonic, Inc., a company that develops and markets video routing, server and storage products. He joined Harmonic in conjunction with its acquisition of Omneon, Inc. where he spent seven years as senior vice president of worldwide marketing. Before Omneon, Mr. Stedman held marketing positions at several technology companies.
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

ITEM 1A. RISK FACTORS
YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE INSIGNIFICANT MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PART 1 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.
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
Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and results of operations to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

•	We are subject to mandatory field audits and control of cash receipts by the lenders if we do not maintain liquidity above certain thresholds;

•	We may be more vulnerable to adverse economic and industry conditions; and

•	We may be unable to make payments on other indebtedness or obligations.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible notes, or to make cash payments in connection with our convertible notes or our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Further, as our indebtedness reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all.
Our credit facility is collateralized by a pledge of substantially all of our assets. If we were to default and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under these agreements. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.
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
We sell the majority of our branded products to distributors such as Ingram Micro, Inc. and others, value-added resellers (“VARs”) and direct marketing resellers (“DMRs”) such as CDW Corporation, who in turn sell our products to end users. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue and as our business shifts toward our branded products, these indirect sales channels will have increasing importance to our business.
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
In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Loss of this data could cost our customers significant amounts of money, directly and indirectly as a result of lost revenues, intellectual property, proprietary business information or other harm to their business. We could also potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or is in excess of our insurance coverage could harm our business.
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
A portion of our sales are to various agencies and departments of the U.S. federal government, and funding cuts to federal spending can adversely impact our revenue. The American Taxpayer Relief Act of 2012 implemented automatic spending cuts beginning March 1, 2013. Between October 1, 2013 and October 16, 2013, the U.S. government partial shutdown caused reductions, cancellations and delayed orders. Future spending cuts by the U.S. federal government or changes in its procurement processes or criteria could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.

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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt, and uncertainty related to the United Kingdom’s exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also materially and adversely affect our results of operations and financial condition.
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

Industry consolidation and competing technologies with device products, which include tape drives and removable hard drives, have resulted in decreased prices and increasingly commoditized device products. We have exited certain portions of the device market and as a result have realized decreased sales of devices. We face risk of reduced shipments of our devices beyond our plans and could have reduced margins on these products, which could adversely impact our business, financial condition and results of operations.
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
Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners. Disruptions to any one of these factors could reduce our branded software revenues, which could materially and adversely affect our business, financial condition and results of operations.
Some of our products contain licensed, third-party technology that provides important product functionality and features. The loss or inability to obtain any such license could have a material adverse effect on our business.
Certain of our products contain technology licensed from third parties that provides important product functionality and features. We have contractual protections within our license agreements to help mitigate against the risks of incorporating this third-party technology into our products. However, there remains a risk that we may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited visibility or control of the technology roadmap at the licensing company and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for Quantum. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality and/or features of our products, and materially and adversely affect our business, financial condition and results of operations. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may materially and adversely affect our business, financial condition and results of operations.
We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In the third quarter of fiscal 2016 and the first quarter of fiscal 2017, we implemented restructuring plans, which we refer to as the Fiscal 2016 Restructuring Plan and the Fiscal 2017 April Restructuring Plan, respectively, to eliminate certain positions in the U.S. and internationally. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.
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
If we are unable to attract and retain skilled employees, our business could be materially and adversely impacted.
We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance, business culture or other factors. In addition, we may need to rely on the performance of employees whose skill sets are not sufficiently developed to fulfill their expected job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.
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
We license certain of our software under "open source" licenses. Because of the characteristics of open source software licenses, it may be relatively easy for competitors, some of whom have greater resources than we have, to enter our markets and compete with us.
One of the characteristics of open source software is that the source code for our open source projects is publicly available, and anyone who obtains copies has a license under our intellectual property rights, which, depending on the license, may include our patents, to modify and redistribute the software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors to use our open source project software to develop their own software, potentially reducing the demand for our solution and putting price pressure on our subscription offerings. We cannot guarantee that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.
In addition, we use our own open source project software in our proprietary products. As a result, there is a risk that we may inadvertently release as open source certain code that was intended to be kept as proprietary, that reveals confidential information regarding the inner workings of our proprietary products, or that could enable competitors to more readily reverse engineer or replicate aspects of our proprietary technology that we would otherwise protect as trade secrets. We may also accept contributions from third parties to our open source projects, and it may be difficult for us to accurately determine the origin of the contributions and whether their use, including in our proprietary products, infringes, misappropriates or violates third party intellectual property or other rights. The availability of certain of our own software in source code form may also enable others to detect and exploit security vulnerabilities in our products.
Our products may contain "open source" software and failure to comply with the terms of the open source license could have a material adverse effect on our competitive positions and financial results.
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
Our quarterly results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly results of operations should not be used to predict future performance. Quarterly results of operations could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in IT spending as a result of economic conditions or fluctuations in U.S. federal government spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Changes in product mix;

•	New product announcements by us or our competitors which may cause delays in purchasing;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders (defined as orders greater than $200,000);

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Restructuring actions or unexpected costs; and

•	Foreign exchange fluctuations.
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
Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We use third party contract manufacturers, service providers and/or product integrators in connection with our outsourced manufacturing model. We face a number of risks as a result of these relationships, including, among others:

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
Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	General economic conditions;

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Large or sudden purchases or sales of stock by existing or new investors, including activist investors;

•	Quarterly variations in our results of operations;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	Failure to comply with applicable regulatory requirements or any investigations or enforcement actions related to a potential failure to comply with applicable regulations;

•	Significant changes in our brand or reputations;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Changes in our capital structure, including issuance of additional debt or equity to the public; and

•	Strategic acquisitions.
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
It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and results of operations. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business. Although we maintain technology errors and omissions liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for inability that may be imposed. Any imposition or or liability or litigation costs that are not covered by insurance or in excess of our insurance coverage could harm our business.
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
The Company faces various risks associated with activist stockholders, including potential proxy contests or other opposition to our Board and our nominees for the Board.

On March 2, 2017, we entered into an agreement (the “Settlement Agreement”) with VIEX Capital Advisors, LLC, and certain of its affiliates (collectively, “VIEX”), which beneficially owns approximately 10.9% of our outstanding common stock.

As part of the settlement, the Company has agreed to form a Search Committee and engaged a search firm to assist the Company in recruiting and appointing three highly qualified new, independent directors to replace three specified members of the Company’s Board. The Company also agreed to hold its next annual meeting in August 2017.

The Settlement Agreement provides that VIEX will be subject to certain standstill provisions. Such provisions generally remain in effect until the completion of the next annual meeting, subject to earlier termination under certain circumstances, specifically if the Board is not reconstituted pursuant to the terms of the Settlement Agreement. These provisions restrict VIEX’s ability to engage in certain proxy solicitations, make certain stockholder proposals, call meetings of stockholders or solicit consents from stockholders, obtain additional representation on the Board or seek to remove any of the Company’s directors.

If the Company does not comply with all of the terms of the Settlement Agreement, VIEX may pursue a proxy contest at the annual meeting and, even if the Company complies with all of the terms of the Settlement Agreement, VIEX may pursue a proxy contest at future annual meetings. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business, financial condition and results of operations. Depending on certain circumstances, including how many nominees VIEX seeks to elect, it is possible that VIEX nominated directors could constitute a majority of the Board following the annual meeting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. We believe our facilities are adequate for our current needs. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2017:

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
Realtime Data
On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513,  9,054,728,  and 9,116,908.  The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of May 25, 2017, the closing price of our common stock was $8.65 per share. The per share price reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated, as adjusted for the impact of the Reverse Stock Split of 1 for 8 shares effective after the close of market on April 18, 2017

Fiscal 2017	High	Low
First quarter ended June 30, 2016	$4.96	$2.80
Second quarter ended September 30, 2016	6.48	3.04
Third quarter ended December 31, 2016	7.76	5.28
Fourth quarter ended March 31, 2017	8.64	6.48
Fiscal 2016	High	Low
First quarter ended June 30, 2015	$17.76	$11.84
Second quarter ended September 30, 2015	13.76	5.52
Third quarter ended December 31, 2015	8.40	5.28
Fourth quarter ended March 31, 2016	7.44	3.20
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

As of May 25, 2017, there were 539 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2017 for the period since March 31, 2012 to the cumulative total return over such period of (i) the NASDAQ Composite Index and (ii) the S&P Computer Storage & Peripherals Index. The graph assumes an investment of $100 on March 31, 2012 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2013, 2014, 2015, 2016 and 2017. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
This summary of selected consolidated financial information of Quantum for fiscal 2013 to 2017 should be read together with our Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Other Items

Fiscal 2016 results included a $55.6 million goodwill impairment charge. In addition, certain amounts were revised for fiscal 2016, 2015, 2014 and 2013 to correct immaterial errors. For further information regarding the revisions, refer to Note 2
“Revision of Prior Period Financial Statements” to the Consolidated Financial Statements.

	For the year ended March 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenue	$505,345	$475,958	$553,095	$553,165	$587,439
Total cost of revenue	291,921	272,917	308,086	312,982	346,632
Gross margin	213,424	203,041	245,009	240,183	240,807
Income (loss) from operations	12,148	(67,809)	14,720	(11,236)	(42,214)
Net income (loss)	3,645	(76,394)	17,083	(19,694)	(51,933)
Basic net income (loss) per share	0.11	(2.33)	0.54	(0.68)	(1.73)
Diluted net income (loss) per share	0.11	(2.33)	0.53	(0.68)	(1.73)

	As of March 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$225,027	$230,600	$359,923	$360,953	$366,015
Short-term debt	62,827	3,000	83,345	—	—
Long-term debt	65,028	131,962	68,793	200,447	200,254

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage and StorNext-related tape storage) and Lattus extended online storage systems. These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high-value monetization. Our data protection solutions include DXi deduplication backup systems and Scalar automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goal for fiscal 2017 was to increase shareholder value by growing our scale-out storage revenue and investing to drive future scale-out growth while also delivering on our operating profit goals. In scale-out storage, we continued to focus on building our market presence beyond media and entertainment into video surveillance, technical workflow and unstructured data archive use cases. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.
During fiscal 2017, we introduced a new Scalar Storage Platform which includes the StorNext AEL6 media archive appliance and the Scalar i6 and Scalar i3 tape libraries. We also added an enterprise model of our DXi6900 series, the DXi6900-s, which includes twice the density and quadruple the sustained performance of the current DXi 6900. In addition, we added our Xcellis Application Director, part of the StorNext Data Management Platform, to our surveillance and security solutions.
On October 21, 2016, we refinanced our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) through the use of proceeds obtained from our term loan and revolving credit facility (“credit facility”). The credit facility includes a revolving credit and security agreement with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement with TCW Asset Management Company LLC (“term loan agreement”). We used the proceeds of the financing to pay off the approximately $60 million drawn on our former revolving credit facility with Wells Fargo Capital Finance and plan to use additional proceeds to address our $70 million of 4.50% convertible notes maturing in November 2017.
On April 18, 2017, we effected a 1-for-8 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Our stock began to trade on a post-split basis on April 19, 2017. Par value of the Company's common stock was unchanged as a result of the Reverse Stock Split remaining at $0.01 per share resulting in reclassification of capital from par value to capital in excess of par value. All shares and per share data for fiscal 2017 and comparative historical periods included within this Annual Report on Form 10-K, including our Consolidated Financial Statements and related footnotes, have been adjusted to account for the effect of the Reverse Stock Split.

Results
We had total revenue of $505.3 million in fiscal 2017, a $29.4 million increase from fiscal 2016, primarily due to increased revenue from scale-out storage solutions, devices and media, and disk backup systems, partially offset by a decrease in revenue from tape automation systems. Those factors also resulted in an 8% increase in our branded product revenue. Our continued focus on our branded business is reflected in a greater proportion of non-royalty revenue from branded business, reaching 93% in fiscal 2017, compared to 89% in fiscal 2016.
Our fiscal 2017 gross margin percentage decreased 50 basis points from fiscal 2016 to 42.2% primarily due to a decrease in overall margin related to changes in our overall revenue mix. Higher margin service revenue decreased and lower margin products comprised a higher portion of our overall product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting of our products.
Our operating expenses decreased $69.6 million in fiscal 2017, or 25.7%, from fiscal 2016 which included a $55.6 million goodwill impairment charge. The remaining decrease was primarily due to a decrease in compensation and benefits costs resulting from continued focus on operational efficiencies. a decrease in commission expense on lower branded revenue and a decrease in intangible amortization expense due to certain intangibles becoming fully amortized.

We had $3.6 million of net income in fiscal 2017 compared to $76.4 million of net loss in fiscal 2016.

RESULTS OF OPERATIONS FOR FISCAL 2017, 2016 and 2015
Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Product revenue	$322,212	63.8%	$286,217	60.1%	$355,579	64.3%	$35,995	12.6%	$(69,362)	(19.5)%
Service revenue	144,335	28.6%	148,548	31.2%	155,674	28.1%	(4,213)	(2.8)%	(7,126)	(4.6)%
Royalty revenue	38,798	7.6%	41,193	8.7%	41,842	7.6%	(2,395)	(5.8)%	(649)	(1.6)%
Total revenue	$505,345	100.0%	$475,958	100.0%	$553,095	100.0%	$29,387	6.2%	$(77,137)	(13.9)%

We believe the changes in our product and service revenue are driven by the increased market demand for scale-out storage solutions and reduced demand for data protection tape products.
Total revenue in fiscal 2017 increased from fiscal 2016 primarily due to increased product and services revenue of $21.9 million, or 17%, from scale-out storage solutions and $9.4 million, or 3%, from data protection products. This increase was offset by a decrease in service revenue and a decrease in royalty revenue, primarily due to lower LTO media technology royalties, in fiscal 2017. Data protection products include our tape automation systems, disk backup systems and devices and media offerings. Revenue from branded data protection products and services was flat from fiscal 2016 largely due to an increase in disk backup systems and media and devices offset by a decrease in revenue from OEM tape automation systems.
Total revenue in fiscal 2016 decreased from fiscal 2015 primarily due to reduced revenue from branded data protection products of $84.0 million, or 24%, largely due to a decrease in tape automation systems, media, disk backup systems and service revenue. Revenue from branded scale-out storage solutions and services increased $24.2 million, or 24%, from fiscal 2015 largely due to increased sales of our StorNext appliances. In addition, OEM product and service revenue, which is primarily comprised of data protection tape automation systems, decreased $16.7 million, or 26%, from fiscal 2015. Royalty revenue decreased slightly from fiscal 2015 primarily due to lower LTO media technology royalties.
Product Revenue
Total product revenue increased $36.0 million in fiscal 2017 compared to fiscal 2016 largely due to an increase in sales of scale-out storage solutions, disk backup and media. partially offset by lower sales of OEM tape automation systems. Revenue from sales of branded products increased 3%, and sales of products to our OEM customers decreased 26% in fiscal 2017 compared to fiscal 2016.

Total product revenue, decreased $69.4 million in fiscal 2016 compared to fiscal 2015. The decrease in product revenue was largely due to lower sales of branded and OEM tape automation systems, disk backup systems and media, partially offset by increased sales of scale-out storage solutions. Revenue from sales of branded products decreased 18%, and sales of products to our OEM customers decreased 26% in fiscal 2016 compared to fiscal 2015.

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Tape automation systems	$88,751	17.7%	$97,454	20.6%	$152,205	27.5%	$(8,703)	(8.9)%	$(54,751)	(36.0)%
Disk backup systems	51,153	10.1%	39,722	8.3%	54,845	9.9%	11,431	28.8%	(15,123)	(27.6)%
Devices and media	60,860	12.0%	45,767	9.6%	62,642	11.3%	15,093	33.0%	(16,875)	(26.9)%
Scale-out tiered storage	121,448	24.0%	103,274	21.6%	85,887	15.6%	18,174	17.6%	17,387	20.2%
Total product revenue	$322,212	63.8%	$286,217	60.1%	$355,579	64.3%	$35,995	12.6%	$(69,362)	(19.5)%

Fiscal 2017 Compared to Fiscal 2016
Branded data protection tape automation revenue increased 3%, or $1.6 million while OEM tape automation revenue decreased 26%, or $10.3 million in fiscal 2017 compared to fiscal 2016. The increase in branded data protection tape automation revenue resulted from increased sales in enterprise and midrange systems, partially offset by a decline in entry-level systems. The decline in OEM tape automation revenue was due to decreased sales of midrange and entry-level systems.

Revenue from disk backup systems increased in fiscal 2017 compared to fiscal 2016 primarily due to increased sales of enterprise deduplication appliances, partially offset by decreased sales of midrange systems.
Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales increased in fiscal 2017 primarily due to increased sales of media devices.

Our scale-out storage solutions revenue increased in fiscal 2017 compared to fiscal 2016 primarily due to increased sales of StorNext appliances in the unstructured data market segment. During fiscal 2017, we also experienced an increase in revenue from video surveillance and technical workflow spaces.
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

Our scale-out tiered storage revenue increased in fiscal 2016 compared to fiscal 2015 primarily due to increased sales of StorNext appliances in the unstructured data market segment. During fiscal 2016, we also experienced an increase in revenue from large scale-out storage tiered storage orders over $200,000.
Service Revenue
Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Fiscal 2017 Compared to Fiscal 2016
Service revenue decreased in fiscal 2017 compared to fiscal 2016 due to decreased service revenue for our data protection products which was partially offset by increased revenue from branded service contracts for our StorNext appliances.
Fiscal 2016 Compared to Fiscal 2015
Service revenue was relatively flat in fiscal 2016 compared to fiscal 2015 as a result of a greater number of service contracts for disk backup and scale-out storage appliances offset by a decline in service contracts for tape automation.
Royalty Revenue
Fiscal 2017 Compared to Fiscal 2016
Royalty revenue decreased in fiscal 2017 compared fiscal 2016 primarily due to lower media royalties from LTO generation 1 through 6, offset by increased media royalties from LTO 7.
Fiscal 2016 Compared to Fiscal 2015
Royalty revenue decreased in fiscal 2016 compared fiscal 2015 primarily due to lower media royalties from LTO generation 1 through 5, offset by increased media royalties from LTO 6 and LTO 7 which was introduced in 2016.

Gross Margin

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
	Margin	Margin Rate	Margin	Margin Rate	Margin	Margin Rate	Margin	Basis points	Margin	Basis points
Product margin	$91,005	28.2%	$79,078	27.6%	$118,179	33.2%	$11,927	60	$(39,101)	(560)
Service margin	83,621	57.9%	82,770	55.7%	84,988	54.6%	851	220	(2,218)	110
Royalty margin	38,798	100.0%	41,193	100.0%	41,842	100.0%	(2,395)	—	(649)	—
Gross margin	$213,424	42.2%	$203,041	42.7%	$245,009	44.3%	$10,383	(50)	$(41,968)	(160)

The 50 basis point decrease in gross margin percentage in fiscal 2017 compared to fiscal 2016 was primarily driven by changes in our overall revenue mix, in particular, decreases in both service and royalty revenues which carry higher margins.

The 160 basis point decrease in gross margin percentage in fiscal 2016 compared to fiscal 2015 was primarily driven by decreased higher margin service revenue and a shift in revenue mix from higher margin products to lower margin products.

Product Margin

Fiscal 2017 Compared to Fiscal 2016

Product gross margin dollars increased $11.9 million, or 15% in fiscal 2017, and our product gross margin rate increased 60 basis points in fiscal 2017. These increases were the result of increased sales of higher margin disk backup and scale-out storage solution appliances with decreased sales of tape automation as well as a reduction of fixed costs during fiscal 2017 related to efficiency improvements.

Fiscal 2016 Compared to Fiscal 2015

Product gross margin dollars decreased $39.1 million, or 33% in fiscal 2016, and our product gross margin rate decreased 560 basis points in fiscal 2016. These decreases were the result of a combination of lower revenue to cover fixed costs, a shift in revenue mix from higher margin products to lower margin products, and increased discounting from overall pricing pressure in the storage market.
Service Margin
Fiscal 2017 Compared to Fiscal 2016
Service gross margin dollars increased $0.9 million, or 1%, in fiscal 2017 compared to fiscal 2016, and service gross margin percentage increased 220 basis points compared to fiscal 2016. The increased service margin percentage was primarily due to decreases in external repair expense in fiscal 2017 due to a lower level of service contracts.
Fiscal 2016 Compared to Fiscal 2015
Service gross margin dollars decreased $2.2 million, or 3%, in fiscal 2016 compared to fiscal 2015, and service gross margin percentage increased 110 basis points compared to fiscal 2015 on a 5% decrease in service revenue. The increased service margin percentage was primarily due to decreases in external repair expense and compensation and benefits from recognition of a profit sharing bonus in fiscal 2015 which was not repeated in fiscal 2016.
Royalty Margin
Royalties do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and therefore related gross margin dollars decreased in both fiscal 2017 and fiscal 2016 compared to the prior year periods.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Research and development	$44,379	8.8%	$48,703	10.2%	$58,618	10.6%	$(4,324)	(8.9)%	$(9,915)	(16.9)%

Fiscal 2017 Compared to Fiscal 2016
The decrease in research and development expense in fiscal 2017 compared to fiscal 2016 was primarily due to a $2.7 million decrease in compensation and benefits largely related to lower staffing levels due to efficiency improvements and a $0.7 million decrease in external services provider costs.
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
Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Sales and marketing	$103,235	20.4%	$108,735	22.8%	$113,954	20.6%	$(5,500)	(5.1)%	$(5,219)	(4.6)%
Fiscal 2017 Compared to Fiscal 2016
Sales and marketing expense decreased $5.5 million in fiscal 2017 compared to fiscal 2016 was due mainly to our continued focus on our sales strategies. The decrease was primarily due to a $4.4 million decrease in compensation and benefits due to a reduction in head count in fiscal 2017, and a $1.0 million decrease in market development fund spend.
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
General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
General and administrative	$51,599	10.2%	$53,793	11.3%	$56,513	10.2%	$(2,194)	(4.1)%	$(2,720)	(4.8)%
Fiscal 2017 Compared to Fiscal 2016
The decrease in general and administrative expense in fiscal 2017 compared to fiscal 2016 was primarily the due to a $1.5 million decrease in facilities costs including utilities and network costs, a $0.9 million decrease in external service provider fees due to a lower number of service contracts and a decrease of $0.8 million related to an increase in sublease income in fiscal 2017. These decreases were offset mainly by $1.3 million of proxy contest fees.

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
Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Restructuring charges in operating expenses	$2,063	0.4%	$4,006	0.8%	$1,666	0.3%	$(1,943)	(48.5)%	$2,340	140.5%
Our restructuring plans have been undertaken in an effort to return to consistent profitability and generate cash from operations.
For additional information on our restructuring plans and disclosure of restructuring charges refer to Note 8 “Restructuring Charges” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.
Fiscal 2017 Compared to Fiscal 2016
Restructuring charges decreased in fiscal 2017 compared to fiscal 2016 due to the lower severance and benefits and facilities costs incurred in the Plan period related to the Fiscal 2017 April Restructuring Plan. The severance and benefits payments related to the Fiscal 2016 Restructuring Plan were completed in the first quarter of fiscal 2017.

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
Goodwill Impairment

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Goodwill impairment	$—	—%	$55,613	11.7%	$—	—%	$(55,613)	(100.0)%	$55,613	—%

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
Gain on Sale of Assets

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Gain on sale of assets	$—	—%	$—	0.0%	$462	0.1%	$—	n/a	$(462)	(100.0)%

We had a $0.5 million gain on the sale of assets in fiscal 2015 primarily due to the sale of IP addresses.
Other Income (Expense)

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Other income (expense)	$562	0.1%	$(191)	—%	$13,836	2.5%	$753	n/m	$(14,027)	n/m
Fiscal 2017 Compared to Fiscal 2016
The change in other income in fiscal 2017 compared to other expense in fiscal 2016 was primarily due to a increase in foreign currency income of $0.6 million as compared to fiscal 2016.
Fiscal 2016 Compared to Fiscal 2015
The change in other expense in fiscal 2016 compared to other income in fiscal 2015 was primarily due to a $13.6 million gain on the sale of our investment in a privately held company in fiscal 2015.
Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Interest expense	$7,912	1.6%	$6,817	1.4%	$9,460	1.7%	$1,095	16.1%	$(2,643)	(27.9)%
Interest expense includes the amortization of debt issuance costs for debt. For further information, refer to Note 7 “Debt” to the Consolidated Financial Statements.
Fiscal 2017 Compared to Fiscal 2016
Interest expense increased in fiscal 2017 compared to fiscal 2016 due to the higher interest rate on our $50.0 million term loan closed in fiscal 2017.
Fiscal 2016 Compared to Fiscal 2015
Interest expense decreased in fiscal 2016 compared to the prior year period primarily due to the payment of $50.0 million of aggregate principal amount of 3.50% notes during the fourth quarter of fiscal 2015.
Loss on Debt Extinguishment, Net

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of revenue		% of revenue		% of revenue
Loss on debt extinguishment, net	$41	—%	$394	0.1%	$1,295	0.2%	$(353)	(89.6)%	$(901)	(69.6)%

The loss on debt extinguishment in fiscal 2017 was due to the repayment of our Wells Fargo Credit Agreement resulting in a loss on debt extinguishment of $0.1 million almost entirely offset by repurchases of our 4.50% Notes with an aggregate principal amount totaling $6.9 million resulting in a gain on debt extinguishment of less than $0.1 million.

The loss on debt extinguishment in fiscal 2016 was due to the repurchase of $81.0 million of aggregate principal amount of the 3.50% notes for $82.4 million, which included $1.1 million of accrued interest. In connection with these transactions, we recorded a loss on debt extinguishment of $0.4 million, which included a write-off of $0.1 million of unamortized debt issuance costs related to the purchased notes.

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
Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
		% of pre-tax income		% of pre-tax loss		% of pre-tax income
Income tax provision	$1,112	23.4%	$1,183	(1.6)%	$718	4.0%	$(71)	(6.0)%	$465	64.8%
Tax expense in fiscal 2017, 2016 and 2015 was primarily comprised of foreign income taxes and state taxes. The decrease in income tax provision in fiscal 2017 was primarily due to lower foreign taxes. The increase in income tax provision in 2016 was primarily due to higher foreign taxes in fiscal 2016 compared to fiscal 2015. For additional information, including a reconciliation of the effective tax rate, refer to Note 11 “Income Taxes” to the Consolidated Financial Statements.
Amortization of Intangible Assets
The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Cost of revenue	$175	$280	$913	$(105)	(37.5)%	$(633)	(69.3)%
Sales and marketing	—	—	2,784	—	—%	(2,784)	(100.0)%
	$175	$280	$3,697	$(105)	(37.5)%	$(3,417)	(92.4)%
The decreases in intangible asset amortization in fiscal 2017 and 2016 compared to the respective prior years was due to certain intangible assets becoming fully amortized and retired. Refer to Note 5 “Intangible Assets and Goodwill” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.
Share-Based Compensation
The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Cost of revenue	$895	$1,241	$1,489	$(346)	(27.9)%	$(248)	(16.7)%
Research and development	1,300	1,864	2,559	(564)	(30.3)%	(695)	(27.2)%
Sales and marketing	2,255	2,907	3,506	(652)	(22.4)%	(599)	(17.1)%
General and administrative	2,248	2,904	4,029	(656)	(22.6)%	(1,125)	(27.9)%
	$6,698	$8,916	$11,583	$(2,218)	(24.9)%	$(2,667)	(23.0)%
Fiscal 2017 Compared to Fiscal 2016
The decrease in share-based compensation expense in fiscal 2017 was primarily due to the cancellation of the fiscal 2016 performance RSUs and a decrease in the fair value of newly issued restricted stock units. We incurred no stock options expense in fiscal 2017, as all outstanding options were fully vested at March 31, 2016.
Fiscal 2016 Compared to Fiscal 2015
The decrease in share-based compensation expense in fiscal 2016 was primarily due to a $2.0 million decrease in the fair value of restricted stock units and departures of highly compensated employees.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of March 31, 2017, we had $13.0 million of cash and cash equivalents which is comprised of cash deposits.
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
On October 21, 2016 (“closing date”), we entered into a credit facility which includes a revolving credit and security agreement with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement with TCW Asset Management Company LLC (“term loan agreement”). On the closing date, we borrowed $50.0 million under the term loan agreement and $26.0 million under the revolving credit agreement. These borrowings were used to i) pay $60.3 million of the outstanding balance on the WF credit agreement and accrued interest, ii) fund $10.0 million towards a portion of a $20.0 million restricted reserve requirement under the revolving credit agreement with the remaining portion of the requirement funded with cash on hand, iii) pay $4.7 million of transaction fees and other expenses and iv) pay a $1.0 million refundable deposit to Wells Fargo to hold during the transfer of our existing letters of credit to the new credit facility. Transaction fees and other expenses incurred under the credit facility included $3.1 million of debt issuance costs, $1.0 million of debt discount and $0.6 million of loan commitment fees. The $20.0 million restricted reserve requirement is presented as restricted cash, long-term within the Consolidated Balance Sheets as of March 31, 2017.
Revolving credit agreement
Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million by the outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021. As of March 31, 2017, our excess availability under the revolving credit agreement was $46.4 million.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of March 31, 2017, the weighted average interest rate on our revolving credit agreement was 3.86% and we paid $0.4 million of interest during fiscal 2017.
Term loan agreement
The term loan agreement provides for $50 million of a senior secured term loan which we drew on the closing date and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to be used only to redeem our 4.50% convertible subordinated notes due November 15, 2017 (“4.50% notes”). We expect to redeem the remaining $64.1 million in aggregate principal amount of the 4.50% notes no later than November 15, 2017. The term loan agreement matures on October 21, 2021. The principal amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of March 31, 2017, our interest rate on the term loan was 8.55% and we paid $1.2 million of interest during fiscal 2017.
The revolving credit agreement and the term loan agreement contain certain financial covenants and customary events of default for such securities. Financial covenants include a fixed charge coverage ratio, senior net leverage ratio and total leverage ratio. Additionally, the revolving credit agreement includes minimum liquidity requirements. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of March 31, 2017, and during fiscal 2017, we were in compliance with all covenants.
Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. We plan to pay off our 4.50% Notes using our excess capacity under our credit facility as well as cash generated from operations. We may choose to raise additional capital if strategically advantageous to the company. We can provide no assurance that such debt or equity financing would be available to us on commercially acceptable terms or at all.
We have taken many actions in recent years and are continuing to take such actions to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Failure to comply with the terms of our debt agreements and unwillingness on the part of the lenders to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line, or

•	Approve any amendments to the credit agreement we may seek to obtain in the future.
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

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	As of or for the year ended March 31,
(In thousands)	2017	2016	2015
Cash and cash equivalents	$12,958	$33,870	$67,948
Net income (loss)	3,645	(76,394)	17,083
Net cash provided by (used in) operating activities	8,914	(11,720)	6,034
Net cash provided by (used in) investing activities	(21,992)	(3,621)	11,641
Net cash (used in) financing activities	(7,886)	(18,724)	(48,641)
Fiscal 2017
The $5.3 million difference between net income and cash provided by operating activities in fiscal 2017 was primarily due to $18.7 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment. In addition, we had a $8.0 million decrease in inventories, offset by an increase of $10.1 million in accounts receivable and a decrease of $4.8 million in accounts payable. The decrease in inventories was primarily due to our continued efforts to align inventory levels with projected sales. The increase in accounts receivable was primarily due to the increase in revenue in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. The decrease in accounts payable was primarily due to the timing of payments and lower inventory and property and equipment purchases in fiscal 2017 as compared to fiscal 2016.
Cash used in investing activities was primarily due to a $20.2 million change in restricted cash related to our Revolving Credit Agreement.
Cash used in financing activities was primarily due to the $6.9 million repayment of the 4.50% Notes and net repayments of $1.2 million related to the repayment of the WF credit agreement and net borrowings under the new credit facility.
Fiscal 2016
The $63.0 million difference between net loss and cash used in operating activities in fiscal 2016 was primarily due to $78.2 million in non-cash items, the largest of which were goodwill impairment, share-based compensation, depreciation and service parts lower of cost or market adjustment. In addition, we had an $18.2 million decrease in accounts receivable, which was offset by decreases of $12.7 million in accrued compensation, $11.1 million in deferred revenue and $8.2 million in accounts payable. The decrease in accounts receivable was primarily due to lower revenue in the fourth quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in accrued compensation was primarily due to payments of a profit sharing bonus accrued in fiscal 2015 which was not repeated in fiscal 2016 and a lower commission accrual in fiscal 2016 related to lower branded revenue. The decrease in deferred revenue was largely due to decreased deferred service contracts revenue for tape automation systems. The decrease in accounts payable was primarily due to the timing of invoice payments and lower inventory purchases in fiscal 2016 compared to fiscal 2015.

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
Off Balance Sheet Arrangements
Lease Commitments
We lease certain facilities under non-cancelable lease agreements. Certain leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. We also have equipment leases for computers and other office equipment. Future minimum lease payments under these operating leases are shown below in the “Contractual Obligations” section.
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2017, we had issued non-cancelable commitments for $34.3 million to purchase inventory from our contract manufacturers and suppliers.
Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market purchases or private transactions. As of March 31, 2017, $87.9 million remained under this authorization. No stock repurchases were made during the fiscal years ended March 31, 2017, 2016 or 2015. Repurchases of our common stock are generally prohibited under the terms of our new credit facility.
Contractual Obligations
The table below summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Long-term debt	$5,611	$21,374	$62,830	$—	$89,815
Convertible subordinated debt	64,864	—	—	—	64,864
Purchase obligations	34,348	—	—	—	34,348
Operating leases:
Lease payments	8,927	14,199	6,633	1,989	31,748
Sublease rental income	(1,426)	(2,186)	(813)	—	(4,425)
Total operating leases	7,501	12,013	5,820	1,989	27,323
Total contractual cash obligations	$112,324	$33,387	$68,650	$1,989	$216,350
The contractual commitments shown above includes $23.1 million in interest payments on our various debt obligations. As of March 31, 2017, we had $5.6 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of when payments are likely to occur.
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
Revenue Recognition
Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining estimated selling prices and allocating revenue based on the relative selling prices in arrangements with multiple deliverables. When we enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, we determine the estimated selling price for each element. Additionally, we sometimes use judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and non-software components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue.
Management’s evaluation of our multiple element arrangements includes an assessment of whether we have vendor-specific objective evidence (“VSOE”) of selling price, third-party evidence of selling price (“TPE”) or best estimate of selling price ("BESP") for each deliverable, which includes the interpretation of non-standard terms and conditions in sales agreements; assessments of future price adjustments such as rebates, price protection and future product returns and estimates for contractual licensee fees. We establish VSOE based upon the selling price of the elements when sold on a standalone basis. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use BESP. We use judgment to determine BESP, which is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. In this determination we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings. Additionally, management assesses the effect of any non-standard terms and conditions in sales agreements, estimates future price adjustments such as rebates, price protection and product returns and makes estimates for contractual licensee fees.
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
For software products, we generally recognize revenue for the software upon delivery and recognize revenue from post-contract customer support ratably over the term of the support agreement. Revenue from our post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue as the value of these support arrangements are the upgrades and enhancements to the software licenses themselves and there is no on-site support.
For our established software product lines, we have determined VSOE for our post-contract customer support services through standalone sales of the support renewal contracts.  For newly introduced software products for which support is not yet sold separately, we initially establish VSOE based on the stated support renewal rates included within the contract (“stated renewals”).
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents, which consisted solely of money market funds in fiscal 2017 and 2016. During both fiscal 2017 and 2016, interest rates on these funds were under 1.0% and we earned a negligible amount of interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the revolving loan agreement and the term loan agreement. Under the term loan agreement and the revolving loan agreement, we had $50.0 million and $18.5 million outstanding borrowings at an interest rate of 8.55% and 3.86%, respectively, as of March 31, 2017. A hypothetical 100 basis point increase in interest rate would result in an approximate $0.7 million change in our annual interest expense on our outstanding borrowings as of March 31, 2017.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of stockholders’ deficit present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
May 31, 2017

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,958	$33,870
Restricted cash	1,832	2,788
Accounts receivable, net of allowance for doubtful accounts of $16 and $22, respectively	116,056	105,959
Manufacturing inventories	27,661	40,614
Service parts inventories	19,849	21,407
Other current assets	9,969	8,007
Total current assets	188,325	212,645
Long-term assets:
Property and equipment, less accumulated depreciation	11,186	12,939
Intangible assets, less accumulated amortization	276	451
Restricted cash	20,000	—
Other long-term assets	5,240	4,565
Total long-term assets	36,702	17,955
	$225,027	$230,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,611	$46,136
Accrued warranty	3,263	3,430
Deferred revenue	84,683	88,919
Accrued restructuring charges	869	1,621
Long-term debt	—	3,000
Convertible subordinated debt	62,827	—
Accrued compensation	24,104	22,744
Other accrued liabilities	12,998	13,806
Total current liabilities	230,355	179,656
Long-term liabilities:
Deferred revenue	37,642	35,427
Accrued restructuring charges	481	1,116
Long-term debt, net of current portion	65,028	62,709
Convertible subordinated debt	—	69,253
Other long-term liabilities	7,520	8,324
Total long-term liabilities	110,671	176,829
Commitments and Contingencies (Note 13)	—	—
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2017 and 2016	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,063 and 33,276 shares issued and outstanding at March 31, 2017 and 2016, respectively	341	332
Capital in excess of par	473,850	466,879
Accumulated deficit	(593,295)	(596,940)
Accumulated other comprehensive income	3,105	3,844
Stockholders’ deficit	(115,999)	(125,885)
	$225,027	$230,600
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,
	2017	2016	2015
Product revenue	$322,212	$286,217	$355,579
Service revenue	144,335	148,548	155,674
Royalty revenue	38,798	41,193	41,842
Total revenue	505,345	475,958	553,095
Product cost of revenue	231,207	207,139	237,400
Service cost of revenue	60,714	65,778	70,686
Total cost of revenue	291,921	272,917	308,086
Gross profit	213,424	203,041	245,009
Operating expenses:
Research and development	44,379	48,703	58,618
Sales and marketing	103,235	108,735	113,954
General and administrative	51,599	53,793	56,513
Restructuring charges	2,063	4,006	1,666
Goodwill impairment	—	55,613	—
Total operating expenses	201,276	270,850	230,751
Gain on sale of assets	—	—	462
Income (loss) from operations	12,148	(67,809)	14,720
Other income (expense)	562	(191)	13,836
Interest expense	(7,912)	(6,817)	(9,460)
Loss on debt extinguishment, net	(41)	(394)	(1,295)
Income (loss) before income taxes	4,757	(75,211)	17,801
Income tax provision	1,112	1,183	718
Net income (loss)	$3,645	$(76,394)	$17,083

Basic net income (loss) per share	$0.11	$(2.33)	$0.54
Diluted net income (loss) per share	$0.11	$(2.33)	$0.53

Weighted average shares:
Basic	33,742	32,841	31,833
Diluted	34,113	32,841	32,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended March 31,
	2017	2016	2015
Net income (loss)	$3,645	$(76,394)	$17,083
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(826)	21	(3,490)
Net change on revaluation of long-term intercompany balances, net of taxes of $23, $(15) and $200, respectively	87	(57)	750
Total other comprehensive (loss)	(739)	(36)	(2,740)
Total comprehensive income (loss)	$2,906	$(76,430)	$14,343

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,645	$(76,394)	$17,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,433	6,410	8,281
Amortization of intangible assets	175	280	3,697
Amortization and write off of debt issuance costs	1,373	1,062	1,896
Service parts lower of cost or market adjustment	4,960	5,972	3,698
Deferred income taxes	97	(85)	(160)
Share-based compensation	6,698	8,916	11,583
Goodwill impairment	—	55,613	—
Gain on sale of assets	—	—	(462)
Gain on sale of other investments	—	—	(13,574)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(10,097)	18,043	(22,554)
Manufacturing inventories	12,931	6,778	(19,688)
Service parts inventories	(4,969)	(780)	(1,010)
Accounts payable	(4,845)	(8,180)	12,849
Accrued warranty	(167)	(789)	(1,897)
Deferred revenue	(2,020)	(11,085)	(2,721)
Accrued restructuring charges	(1,387)	(2,109)	(3,548)
Accrued compensation	1,492	(12,712)	11,318
Other assets and liabilities	(4,405)	(2,660)	1,243
Net cash provided by (used in) operating activities	8,914	(11,720)	6,034
Cash flows from investing activities:
Purchases of property and equipment	(1,752)	(3,482)	(3,241)
Proceeds from sale of assets	—	—	462
Change in restricted cash	(20,240)	(139)	(250)
Purchases of other investments	—	—	(22)
Return of principal from other investments	—	—	112
Proceeds from sale of other investments	—	—	15,097
Payment for business acquisition, net of cash acquired	—	—	(517)
Net cash provided by (used in) investing activities	(21,992)	(3,621)	11,641
Cash flows from financing activities:
Borrowings of long-term debt, net	104,914	68,920	—
Repayments of long-term debt	(106,172)	(3,211)	—
Repayments of convertible subordinated debt	(6,910)	(83,735)	(50,000)
Payment of taxes due upon vesting of restricted stock	(738)	(3,176)	(2,378)
Proceeds from issuance of common stock	1,020	2,478	3,737
Net cash (used in) financing activities	(7,886)	(18,724)	(48,641)
Effect of exchange rate changes on cash and cash equivalents	52	(13)	(211)
Net (decrease) in cash and cash equivalents	(20,912)	(34,078)	(31,177)
Cash and cash equivalents at beginning of period	33,870	67,948	99,125
Cash and cash equivalents at end of period	$12,958	$33,870	$67,948
Supplemental disclosure of cash flow information:
Proceeds from sale of other investments included in other assets	$—	$—	$429
Purchases of property and equipment included in accounts payable	321	367	1,564
Transfer of inventory to property and equipment	1,588	1,438	2,530
Cash paid during the year for:
Interest	5,952	6,873	8,498
Income taxes, net of refunds	1,050	579	750
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2014	31,301	$313	$445,738	$(537,628)	$6,620	$(84,957)
Net income	—	—	—	17,083	—	17,083
Foreign currency translation adjustments	—	—	—	—	(3,490)	(3,490)
Net change in unrealized gain on revaluation of long-term intercompany balance, net of tax of $200	—	—	—	—	750	750
Shares issued under employee stock purchase plan	349	3	2,890	—	—	2,893
Shares issued under employee stock incentive plans, net	626	6	(1,540)	—	—	(1,534)
Share-based compensation expense	—	—	11,583	—	—	11,583
Balances as of March 31, 2015	32,276	322	458,671	(520,545)	3,880	(57,672)
Net loss	—	—	—	(76,394)	—	(76,394)
Foreign currency translation adjustments	—	—	—	—	21	21
Net change in unrealized loss on revaluation of long-term intercompany balance, net of tax of $(15)	—	—	—	—	(57)	(57)
Shares issued under employee stock purchase plan	409	4	2,176	—	—	2,180
Shares issued under employee stock incentive plans, net	591	6	(2,884)	—	—	(2,878)
Share-based compensation expense	—	—	8,916	—	—	8,916
Balances as of March 31, 2016	33,276	332	466,879	(596,940)	3,844	(125,885)
Net income	—	—	—	3,645	—	3,645
Foreign currency translation adjustments	—	—	—	—	(826)	(826)
Net change in unrealized gain on revaluation of long-term intercompany balance, net of tax of $23	—	—	—	—	87	87
Shares issued under employee stock purchase plan	293	4	1,016	—	—	1,020
Shares issued under employee stock incentive plans, net	494	5	(743)	—	—	(738)
Share-based compensation expense	—	—	6,698	—	—	6,698
Balances as of March 31, 2017	34,063	$341	$473,850	$(593,295)	$3,105	$(115,999)

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
On April 18, 2017, we effected a 1 for 8 reverse stock split of our issued and outstanding shares of common stock (the "Reverse Stock Split"). Our stock began to trade on a post-split basis on April 19, 2017. Par value of the Company's common stock was unchanged as a result of the Reverse Stock Split, remaining at $0.01 per share, which resulted in reclassification of capital from par value to capital in excess of par value. All share and per share data for fiscal 2017 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

NOTE 2: REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the quarter ended December 31, 2016, we identified an error related to the manner in which we had previously recognized costs for certain third party maintenance contracts. Specifically, we had historically expensed such costs in the period the contracts were entered into rather than expensing them ratably over the contract period. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $1.6 million cumulative impact of the error would be material to our results of operations for the three month period ended December 31, 2016. Accordingly, we have corrected these errors for all prior periods ending on or before September 30, 2016 by revising the consolidated financial statements. We also corrected the timing of a previously recorded immaterial out-of-period adjustment and reflected the adjustment in the period in which it originated in the revised prior period financial statements.

Consolidated Balance Sheets

	As of March 31,
	2016
	As Reported	Adjustment	As Revised
Other current assets	$6,953	$1,054	$8,007
Total current assets	211,591	1,054	212,645
Total assets	229,546	1,054	230,600
Accumulated deficit	(597,994)	1,054	(596,940)
Total stockholders’ deficit	$(126,939)	$1,054	$(125,885)

Consolidated Statements of Operations – Annual

	Fiscal Year Ended March 31,
	2016			2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of product revenue	$206,859	$280	$207,139	$237,679	$(279)	$237,400
Cost of service revenue	64,347	1,431	65,778	70,730	(44)	70,686
Total cost of revenue	271,206	1,711	272,917	308,409	(323)	308,086
Gross margin	204,752	(1,711)	203,041	244,686	323	245,009
Income (loss) from operations	(66,098)	(1,711)	(67,809)	14,397	323	14,720
Income (loss) before income taxes	(73,500)	(1,711)	(75,211)	17,478	323	17,801
Net income (loss)	$(74,683)	$(1,711)	$(76,394)	$16,760	$323	$17,083

Condensed Consolidated Statements of Operations – Quarterly – Fiscal 2017 - Unaudited

	Fiscal 2017
	1st Quarter			2nd Quarter
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of service revenue	$15,781	$(275)	$15,506	$14,910	$(246)	$14,664
Total cost of revenue	65,913	(275)	65,638	79,262	(246)	79,016
Gross margin	50,371	275	50,646	55,480	246	55,726
Income (loss) from operations	(2,066)	275	(1,791)	5,346	246	5,592
Income (loss) before income taxes	(3,418)	275	(3,143)	3,871	246	4,117
Net income (loss)	$(3,795)	$275	$(3,520)	$3,826	$246	$4,072

	Six Months Ended September 30, 2016
	As Reported	Adjustment	As Revised
Cost of service revenue	$30,691	$(521)	$30,170
Total cost of revenue	145,175	(521)	144,654
Gross margin	105,851	521	106,372
Income (loss) from operations	3,280	521	3,801
Income (loss) before income taxes	453	521	974
Net income (loss)	$31	$521	$552

Condensed Consolidated Statements of Operations – Quarterly – Fiscal 2016 - Unaudited

	Fiscal 2016
	1st Quarter			2nd Quarter
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of product revenue	$46,964	$280	$47,244	$53,073	$—	$53,073
Cost of service revenue	16,927	225	17,152	17,635	203	17,838
Total cost of revenue	63,891	505	64,396	70,708	203	70,911
Gross margin	46,965	(505)	46,460	46,317	(203)	46,114
Income (loss) from operations	(8,207)	(505)	(8,712)	(9,619)	(203)	(9,822)
Income (loss) before income taxes	(10,416)	(505)	(10,921)	(10,880)	(203)	(11,083)
Net income (loss)	$(10,755)	$(505)	$(11,260)	$(11,227)	$(203)	$(11,430)

	Fiscal 2016
	3rd Quarter			4th Quarter
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of service revenue	$15,028	$522	$15,550	$14,757	$482	$15,239
Total cost of revenue	71,351	522	71,873	65,256	482	65,738
Gross margin	56,697	(522)	56,175	54,773	(482)	54,291
Income (loss) from operations	1,954	(522)	1,432	(50,226)	(482)	(50,708)
Income (loss) before income taxes	132	(522)	(390)	(52,336)	(482)	(52,818)
Net income (loss)	$(299)	$(522)	$(821)	$(52,402)	$(482)	$(52,884)

The revisions did not impact previously reported cash flows. There were no income tax impacts related to the error as the Company has full valuation allowances against its net deferred tax assets in the related jurisdictions and was not subject to income taxes payable in the related periods.
NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue consists of sales of hardware, software and services, as well as royalties we earn for the license of certain intellectual property. Revenue is recognized when it is realized or realizable and earned. Revenue is considered realized and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectability is reasonably assured. Royalty revenue is recognized when earned or when earned amounts can be reasonably estimated.
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
Consideration in such multiple element transactions is allocated to each non-software element based on the fair value hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. We establish VSOE based upon the selling price of elements when sold on a standalone basis and TPE is determined based upon competitor's selling price for largely interchangeable products. For BESP, we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.
For software deliverables, we allocate consideration between multiple elements based on software revenue recognition guidance, which requires revenue to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” deferring the fair value of the undelivered elements and recognizing the balance as revenue for the delivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.
Product Revenue — Hardware
Revenue for hardware products sold to distributors, VARs, DMRs, OEMs and end users is generally recognized upon shipment, consistent with the transfer of title and risk of loss. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance.
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
Product Revenue — Software
For software products, we generally recognize revenue upon delivery of the software. Revenue from post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue, as the value of these support arrangements are the upgrades and enhancements to the software licenses themselves and there is no on-site support. We recognize revenue from our post-contract customer support ratably over the term of the agreement.
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
Service Revenue
Revenue for service is generally recognized upon the services being rendered. Service revenue primarily consists of customer field support agreements for our hardware products. For customer field support agreements, revenue equal to the separately stated price of these service contracts is initially deferred and recognized as revenue ratably over the contract period.
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
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue and were $10.4 million, $10.6 million and $12.3 million in fiscal 2017, 2016 and 2015, respectively.
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
Advertising Expense
Advertising expense is recorded as incurred and was $9.7 million, $9.2 million and $7.6 million in fiscal 2017, 2016 and 2015, respectively.
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
Foreign Currency Translation and Transactions
Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are reported as a component of other comprehensive income. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income and expense in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in other income and expense included a loss of $0.3 million in fiscal 2017, a loss of $0.3 million in fiscal 2016 and a gain of $0.2 million in fiscal 2015.
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
Cash Equivalents, Restricted Cash and Other Investments
We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost. Restricted cash is primarily comprised of a minimum cash reserve requirement of $20 million under our revolving credit agreement with PNC Bank, National Association ("revolving credit agreement"). The remaining restricted cash is comprised of bank guarantees and similar required minimum balances that serve as cash collateral in connection with various items including insurance requirements, value added taxes, ongoing tax audits and leases in certain countries.
Investments in private technology venture limited partnerships are currently accounted for using the cost method. Ownership interests in these limited partnerships are accounted for based upon the level of influence we are deemed to have. Interests are accounted for under the equity method when we have significant influence unless our interest is so minor that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used.

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
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization, computed on a straight-line basis over the estimated useful lives of the assets as follows:

Machinery and equipment	3 to 5 years
Computer equipment	3 to 5 years
ERP software	10 years
Other software	3 years
Furniture and fixtures	5 years
Other office equipment	5 years
Leasehold improvements	Shorter of useful life or life of lease
Amortizable Intangible and Other Long-lived Assets
Acquired IPR&D (Intellectual Property Research & Development) is amortized over its estimated useful life once technological feasibility is reached. We review the useful lives of amortizable intangible and other long-lived assets (“long-lived assets”) quarterly and review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The company operates as a single reporting unit for business and operating purposes, and our impairment evaluation also treats the company as a single asset group. Impairment indicators we consider include a significant decrease in the market price of our long-lived asset group, adverse changes in the extent or manner in which our long-lived assets are being used, adverse changes in the business climate that could affect the value of our long-lived assets, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of our long-lived assets and an expectation that it is more likely than not our long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. If we identify impairment indicators, we evaluate recoverability using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. If impairment is indicated, an impairment charge is recorded to write the long-lived assets down to their estimated fair value. If IPR&D is determined to not have technological feasibility or is abandoned, we write off the IPR&D in that period.
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
Common Stock Repurchases
During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2017 and 2016, there was $87.9 million remaining on our authorization to repurchase

Quantum common stock. Our ability to repurchase our common stock is generally prohibited under the terms of our new credit facility.
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
The assets measured and recorded at fair value on a recurring basis consist of money market funds which are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements (in thousands):

	As of March 31,
	2017	2016
Money market funds	$—	$1,640

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, amortizable intangible assets and goodwill. We did not record impairments to any non-financial assets in fiscal 2017 or fiscal 2016 except for a goodwill impairment in fiscal 2016, which is further described in Note 5 "Intangible Assets and Goodwill" to the Consolidated Financial Statements. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at March 31, 2017 and March 31, 2016. The carrying value and fair value were as follows (in thousands):

	As of March 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$62,827	$60,667	$69,253	$51,686

Long-term debt: (2)
Credit agreement with Wells Fargo	—	—	65,709	65,741
Revolving credit agreement	16,852	18,490	—	—
Term loan agreement	48,176	50,026	—	—
Total long-term debt	$65,028	$68,516	$65,709	$65,741

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
Sales to our top five customers represented 29% of revenue in fiscal 2017, 28% of revenue in fiscal 2016 and 31% of revenue in fiscal 2015. We had no customers that comprised 10% or greater of accounts receivable in fiscal 2017, fiscal 2016 or fiscal 2015.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted ASU 2014-15 as of the end of our fiscal year ending March 31, 2017. We evaluated our forecasted earnings, cash flows and liquidity to evaluate any situations, including payment of our convertible notes upon maturity, that would trigger additional assessment and reporting under this standard. Based upon such evaluation, the adoption did not impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 provides a new comprehensive model for lease accounting. Under ASU 2016-02, lessees and lessors should apply a “right-of-use” model in accounting for all leases and eliminate the concept of operating leases and off-balance sheet leases. ASU 2016-02 will become effective for us beginning April 1, 2019, or fiscal 2020. ASU 2016-02 requires a modified retrospective transition approach with certain practical expedients available. We have implemented processes to identify and review our current leases to evaluate the impact on our statements of financial condition, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning April 1, 2017, or fiscal 2018. Transition requirements vary based upon certain facts and circumstances. ASU 2016-09 will be adopted starting April 1, 2018. We will report our tax windfall benefits in the statement of operations instead of equity to the extent we do not have an offsetting valuation allowance and such benefits will be recorded within our deferred taxes. We will continue to account for accruals for stock compensation expense using estiamted forfeiture rates therefore, we do not anticipate the adoption of ASU 2016-09 to have a material impact on our statements of financial condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 transition requires the use of the retrospective method for all periods presented and will become effective for us beginning April 1, 2018, or fiscal 2019. We have evaluated the types of transactions impacted by ASU 2016-15 and at this time, and anticipate the only impact is related to the our debt extinguishment costs. As such, we do not anticipate the adoption of ASU 2016-15 will have a material impact on our statements of cash flows.

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

These ASUs will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2014-09 and the related ASUs allow for either a retrospective or a modified retrospective transition approach. We plan to use a modified retrospective approach upon the adoption of Topic 606. We have completed our initial assessment of the changes in our revenue recognition accounting policies for the new revenue standards. Our accounting for commission costs will change from recognition in the period incurred to the deferral of commission costs related to our support agreements and subsequent recognition over the period the services are provided. Other costs such as warranty costs and our accounting for our rebate programs ("variable consideration") will not materially change. We have also established our methodology for the standalone selling prices for each performance obligation. We are currently implementing a software solution to process our revenue transactions which will enable us to assess the overall impact of the adoption of Topic 606 on our financial condition, results of operations, cash flows and financial statement disclosures.

NOTE 4: BALANCE SHEET DETAILS
Cash, cash equivalents and restricted cash consisted of (in thousands):

	As of March 31,
	2017	2016
Cash	$12,958	$32,230
Restricted cash	21,832	2,788
Money market funds	—	1,640
	$34,790	$36,658
Manufacturing inventories consisted of (in thousands):

	As of March 31,
	2017	2016
Finished goods	$15,070	$22,127
Work in process	606	665
Materials and purchased parts	11,985	17,822
	$27,661	$40,614

Service parts inventories consisted of (in thousands):

	As of March 31,
	2017	2016
Finished goods	$14,851	$16,381
Component parts	4,998	5,026
	$19,849	$21,407
Property and equipment consisted of (in thousands):

	As of March 31,
	2017	2016
Machinery and equipment	$108,393	$105,511
Furniture and fixtures	4,408	4,316
Leasehold improvements	19,344	19,799
	132,145	129,626
Less: accumulated depreciation	(120,959)	(116,687)
	$11,186	$12,939
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

Intangible assets amortization within our Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015 was $0.2 million, $0.3 million, and $3.7 million, respectively.
The following table provides a summary of the carrying value of intangible assets (in thousands):

	As of March 31,
	2017			2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$177,177	$(176,901)	$276	$178,292	$(177,841)	$451
Trademarks	3,900	(3,900)	—	3,900	(3,900)	—
Customer lists	64,701	(64,701)	—	64,701	(64,701)	—
	$245,778	$(245,502)	$276	$246,893	$(246,442)	$451
The total expected future amortization related to amortizable intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2018	$138
Fiscal 2019	103
Fiscal 2020	35
Total as of March 31, 2017	$276
We evaluate our amortizable intangible and other long-lived assets for impairment whenever indicators of impairment exist and concluded the carrying amount of our long-lived assets was recoverable and there was no impairment in fiscal 2017, 2016 and 2015. $1.1 million and $3.2 million of fully amortized intangible assets related to prior acquisitions were written-off in 2016 and 2017, respectively.
Goodwill
During the fourth quarter of fiscal 2016, our stock price dropped to a low closing price of $3.52 per share, down from $7.44 per share at December 31, 2015. Our annual impairment evaluation for goodwill in the fourth quarter of fiscal 2015 did not indicate any impairment of our goodwill in fiscal 2015. As a result, during the fourth quarter of fiscal 2016 we determined it was more likely than not that the fair value of our goodwill was less than its carrying amount and performed a second step to quantify the amount of goodwill impairment. No impairment evaluation was performed in fiscal 2017.

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

NOTE 6: ACCRUED WARRANTY
The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2017	2016	2015
Beginning balance	$3,430	$4,219	$6,116
Additional warranties issued	7,106	6,993	6,004
Adjustments for warranties issued in prior fiscal years	286	(187)	(43)
Settlements	(7,559)	(7,594)	(7,858)
Ending balance	$3,263	$3,430	$4,219

We warrant our products against certain defects typically for a term of one to three years. A provision for estimated future costs and estimated returns for repair or replacement relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If we determine in a future period that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
NOTE 7: DEBT
Our debt consisted of the following (in thousands):

	As of
	March 31, 2017	March 31, 2016
Convertible subordinated debt:
4.50% convertible subordinated notes	$63,090	$70,000
Unamortized debt issuance costs	(263)	(747)
Convertible subordinated debt, net of unamortized debt issuance costs	$62,827	$69,253

	As of
	March 31, 2017	March 31, 2016
Long-term debt, current:
Credit agreement with Wells Fargo	$—	$3,000

Long-term debt:
Credit agreement with Wells Fargo	$—	$62,709
Revolving credit agreement	18,500	—
Term loan agreement	50,000	—
Unamortized discount and debt issuance costs	(3,472)	—
Long-term debt, net of unamortized discount and debt issuance costs	$65,028	$62,709
Convertible Subordinated Debt
In the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017. These notes are convertible into shares of our common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. As the purchasers were qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the 4.50% notes have not been registered under the Securities Act. We pay 4.50% interest per annum on the principal amount of the 4.50% notes semi-annually in May and November of each year. The terms of the 4.50% notes are governed by an agreement dated October 31, 2012 between Quantum and U.S. Bank National Association. The 4.50% notes are subordinated to any existing indebtedness and other liabilities pro-rata. We incurred and capitalized $2.3 million of fees related to the issuance of the 4.50% notes. These fees are amortized to interest expense over the term of the notes with the remaining unamortized amount included as a deduction to the carrying amount.
In the third and fourth quarters of fiscal 2017, we entered into private transactions with note holders to purchase an aggregate principal amount of $6.9 million of the 4.50% notes for $6.8 million of cash. In connection with these transactions, we recorded a gain on debt extinguishment of $0.1 million, which included a write-off of the pro-rata unamortized debt issuance costs related to the purchased notes.
Long-term Debt
On October 21, 2016 (“closing date”), we refinanced our credit agreement with Wells Fargo (as amended, the “WF credit agreement”) through the use of proceeds obtained from our term loan and revolving credit facility (“credit facility”). The credit facility includes a revolving credit and security agreement with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement with TCW Asset Management Company LLC (“term loan agreement”). In connection with the refinance, we recorded a loss on debt extinguishment of $0.1 million comprised of unamortized debt issuance costs related to borrowings under the WF credit agreement.
On the closing date, we borrowed $50.0 million under the term loan agreement and $26.0 million under the revolving credit agreement. These borrowings were used to i) pay $60.3 million of the outstanding balance on the WF credit agreement and accrued interest, ii) fund $10.0 million towards a portion of a $20.0 million restricted reserve requirement under the revolving credit agreement with the remaining portion of the requirement funded with cash on hand, iii) pay $4.7 million of transaction fees and other expenses and iv) pay a $1.0 million refundable deposit to Wells Fargo to hold during the transfer of our existing letters of credit to the new credit facility. Transaction fees and other expenses incurred under the credit facility included $3.1 million of debt issuance costs, $1.0 million of debt discount and $0.6 million of loan commitment fees. The $20.0 million restricted reserve requirement is presented as long-term restricted cash, within the Consolidated Balance Sheet as of March 31, 2017.
Revolving Credit Agreement

Under the revolving credit agreement, we have the ability to borrow the lesser of $80.0 million or the amount of the monthly borrowing base, which is reduced by $1.0 million by the outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20.0 million. The revolving credit agreement matures on October 21, 2021. As of March 31, 2017, our excess availability under the revolving credit agreement was $46.4 million.

Included in the $4.7 million of transaction fees and other expenses as discussed above are $1.9 million of debt issuance costs and $0.6 million of loan commitment fees attributable to the revolving credit agreement. Debt issuance costs related to our revolving credit agreement were recorded as a reduction of its carrying amount to the extent outstanding borrowings are greater than the related unamortized fees and are amortized to interest expense over the term of the related agreement using the effective interest method. Loan commitment fees paid related to future borrowing capacity were recorded as an asset and are amortized ratably over the term of the revolving credit agreement.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greater of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the 1 month LIBOR rate, plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of March 31, 2017, we had a $18.5 million outstanding balance on the line of credit at an interest rate of 3.86%.
Term Loan Agreement

The term loan agreement provides for $50.0 million of a senior secured term loan drawn on the closing date and $20.0 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to be used only to redeem our 4.50% notes due November 15, 2017. The term loan agreement matures on October 21, 2021. The amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Included in the $4.7 million of transaction fees and other expenses are $1.2 million of debt issuance costs and $1.0 million of debt discount attributable to the term loan agreement. These fees were recorded as a reduction to the carrying amount of outstanding borrowings under the term loan agreement and amortized to interest expense over the term of the borrowing using the effective interest method.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of March 31, 2017, our interest rate on the term loan was 8.55%.
The revolving credit agreement and the term loan agreement are collateralized by a pledge of substantially all of our assets and contain certain financial covenants and customary events of default for such securities. Financial covenants include a fixed charge coverage ratio, senior net leverage ratio and total leverage ratio. Additionally, the revolving credit agreement includes minimum liquidity requirements. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of March 31, 2017, and during fiscal 2017, we were in compliance with all covenants.
Debt Maturities
A summary of the scheduled maturities for our outstanding debt as of March 31, 2017 follows (in thousands):

Debt Maturity
Fiscal 2018	$63,715
Fiscal 2019	2,500
Fiscal 2020	2,500
Fiscal 2021	2,500
Fiscal 2022 and thereafter	60,375
$131,590

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
Restructuring expense for fiscal 2017, 2016 and 2015 was recorded in operating expense. The following summarizes the type of restructuring expense for fiscal 2017, 2016 and 2015 (in thousands):

	For the year ended March 31,
	2017	2016	2015
Severance and benefits	$1,443	$2,293	$406
Facilities	620	1,713	1,260
	$2,063	$4,006	$1,666

Fiscal 2017
Restructuring charges in fiscal 2017 were largely due to $1.4 million of severance and benefits and facilities costs incurred in the Plan period, included within the Fiscal 2017 April Restructuring Plan. The severance and benefits payments related to the Fiscal 2016 Restructuring Plan were completed in the first quarter of fiscal 2017. Additionally, we incurred $0.6 million of restructuring charges related to facilities costs primarily due to a change in estimate of sublease timing for our facilities previously used in manufacturing.
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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2014	$1,574	$6,724	$8,298
Restructuring costs	749	1,680	2,429
Adjustments of prior estimates	(343)	(430)	(773)
Cash payments	(1,791)	(3,617)	(5,408)
Other non-cash	—	300	300
Balance as of March 31, 2015	189	4,657	4,846
Restructuring costs	2,266	656	2,922
Adjustments of prior estimates	27	1,057	1,084
Cash payments	(2,128)	(4,087)	(6,215)
Other non-cash	—	100	100
Balance as of March 31, 2016	354	2,383	2,737
Restructuring costs	1,494	483	1,977
Adjustments of prior estimates	(52)	137	85
Cash payments	(1,665)	(1,907)	(3,572)
Other non-cash	—	124	124
Balance as of March 31, 2017	$131	$1,220	$1,351

Estimated timing of future payouts:	Severance and benefits	Facilities	Total
Fiscal 2018	$131	$739	$870
Fiscal 2019 to 2022	—	481	481
	$131	$1,220	$1,351

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.
NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
On April 19, 2017 all restricted stock awards, restricted stock units and options to purchase our common stock outstanding under the Company's Stock Incentive Plans were adjusted to reflect the impact of the Reverse Stock Split. The Reverse Stock Split also reduced the number of shares of common stock issuable under the Company's 2012 Long Term Incentive Plan and Employee Stock Purchase Plan, as amended. The per share exercise price of all outstanding awards was increased and the number of shares of common stock issuable upon the exercise or settlement of all outstanding awards was reduced proportionately to the reverse split ratio. The following share and per share data has been adjusted to reflect the Reverse Stock Split.
Description of Stock Incentive Plans
2012 Long-Term Incentive Plan
We have a stockholder-approved 2012 Long-Term Incentive Plan (the “Plan”) which has 4.9 million shares authorized at March 31, 2017. There were 3.0 million shares available for grant and 1.9 million stock options and restricted shares that were outstanding under the Plan as of March 31, 2017, which expire at various times through April 2018.
Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value of our common stock on the date of grant. The majority of restricted stock units and stock options granted to employees vest over three to four years. Stock option and restricted stock grants to nonemployee directors typically vest over one year. Both stock options and restricted stock units granted under the Plan are subject to forfeiture if employment terminates.
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
Employee Stock Purchase Plan
We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at a 15% discount to fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The maximum number of shares that may be issued under the Purchase Plan is 8.8 million shares. As of March 31, 2017, 8.0 million shares had been issued. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of 0.3 million shares to be purchased in any six month offering period. Employees purchased 0.3 million shares, 0.4 million shares and 0.4 million shares of common stock under the Purchase Plan in fiscal 2017, 2016 and 2015, respectively. The weighted-average price of stock purchased under the Purchase Plan was $3.48, $5.36 and $8.32 per share in fiscal 2017, 2016 and 2015, respectively. There were 0.8 million shares available for issuance under the Purchase Plan as of March 31, 2017.
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
We granted 0.1 million RSUs with market conditions (“market RSUs”) in fiscal 2014 and estimated the fair value of these market RSUs using a Monte Carlo simulation model. The number of market RSUs is dependent on Quantum’s common stock achieving certain 60-day average stock price targets as of specified dates, which vest immediately to two years after the specified dates. The Monte Carlo model requires the input of assumptions including expected volatility, risk-free interest rate and expected term in order to simulate a large number of possible outcomes to provide an estimated fair value of the market RSUs. We used an expected volatility of 66%, a risk free interest rate of 0.5% and expected terms of ten months, 22 months and 34 months that mirrors the various vesting dates of the awards. The estimated grant date fair value of the market RSUs was $0.7 million which is being recognized over the respective vesting periods of the awards.
We granted 0.4 million, 0.2 million and 0.3 million of RSUs with performance conditions (“performance RSUs”) in fiscal 2017, 2016 and 2015, respectively, and the fair values of the performance RSUs at the grant date were $1.4 million, $2.6 million and $3.0 million, respectively. Performance RSUs become eligible for vesting based on Quantum achieving certain revenue and operating income targets through the end of the fiscal year when the performance RSUs were granted. Share-based compensation expense for performance RSUs is recognized when it is probable that the performance conditions will be achieved. The revenue and operating income targets of the fiscal 2015 and fiscal 2017 performance RSUs were achieved and $0.4 million and $0.3 million of share-based compensation expense was recognized during fiscal 2017 and 2016, respectively. The performance RSUs granted in fiscal 2016 were canceled in accordance with the grant agreement as the fiscal 2016 targets were not met; and, therefore no share-based compensation expense was recognized.
Stock Options
No stock options were granted in fiscal 2017, 2016 or 2015.

Restricted Stock
The fair value of our restricted stock is the intrinsic value as of the grant date.
Employee Stock Purchase Plan
The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2017	2016	2015
Option life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.55%	0.26%	0.07%
Stock price volatility	64.18%	77.94%	36.58%
Weighted-average grant date fair value	$2.11	$2.32	$2.88
Share-Based Compensation Expense
The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2017	2016	2015
Share-based compensation expense:
Cost of revenue	$895	$1,241	$1,489
Research and development	1,300	1,864	2,559
Sales and marketing	2,255	2,907	3,506
General and administrative	2,248	2,904	4,029
Total share-based compensation expense	$6,698	$8,916	$11,583

	For the year ended March 31,
	2017	2016	2015
Share-based compensation by type of award:
Stock options	$—	$2	$617
Restricted stock	6,230	8,220	10,102
Stock purchase plan	468	694	864
Total share-based compensation expense	$6,698	$8,916	$11,583

During fiscal 2017, 2016 and 2015, no tax benefit was realized for the tax deduction from stock option exercises and other awards due to tax benefit carryforwards and tax ordering requirements.
As of March 31, 2016, there was no unrecognized compensation cost related to stock options granted under our plans and therefore, no compensation expense related to stock options was recognized in fiscal 2017. Total intrinsic value of stock options exercised for the years ended March 31, 2017, 2016 and 2015 was $0.0 million, $0.3 million and $0.4 million, respectively. We settle stock option exercises by issuing additional common shares.
As of March 31, 2017, there was $7.4 million of total unrecognized compensation cost related to nonvested restricted stock. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.73 years. Total fair value of awards vested during the years ended March 31, 2017, 2016 and 2015 was $2.8 million, $9.9 million and $7.7 million, respectively, based on the fair value of our common stock on the awards' vest date.

Stock Activity
Stock Options
A summary of activity relating to all of our stock option plans is as follows (stock options in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	516	$12.12
Exercised	—	—
Forfeited	(37)	8.20
Expired	(299)	8.01
Outstanding as of March 31, 2017	180	$20.02	1.03	$4,763
Vested and expected to vest at March 31, 2017	180	$20.02	1.03	$4,763
Exercisable as of March 31, 2017	180	$20.02	1.03	$4,763

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2017 (stock options in thousands):

Range of Exercise Prices			Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted- Average Exercise Price
$5.04	—	$5.04	2	$5.04	3.43	2	$5.04
$20.16	—	$23.20	178	$20.23	1.00	178	$20.23
			180			180
Expiration dates ranged from April 2017 to June 2021 for stock options outstanding at March 31, 2017. Prices for stock options exercised during the three-year period ended March 31, 2017, ranged from $0.88 to $14.48.
Restricted Stock
A summary of activity relating to our restricted stock is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested as March 31, 2016	1,389	$11.12
Granted	1,126	$3.79
Vested	(693)	$10.80
Forfeited	(114)	$11.26
Nonvested as March 31, 2017	1,708	$6.41

NOTE 10: 401K PLAN
Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We typically make discretionary contributions to the plan by matching a percentage of our employees’ contributions. Employer contributions were $1.3 million, $0.6 million and $2.4 million in fiscal 2017, 2016 and 2015, respectively.

NOTE 11: INCOME TAXES
Pre-tax income (loss) reflected in the Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the year ended March 31,
	2017	2016	2015
U.S.	$1,268	$(78,956)	$13,830
Foreign	3,489	3,745	3,971
	$4,757	$(75,211)	$17,801

Income tax provision consists of the following (in thousands):

	For the year ended March 31,
	2017	2016	2015
Federal:	$(421)	$(401)	$(138)
State:
Current	75	52	125
Foreign:
Current	1,555	1,591	890
Deferred	(97)	(59)	(159)
Total foreign	1,458	1,532	731
Income tax provision	$1,112	$1,183	$718
The income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2017	2016	2015
Expense (benefit) at federal statutory rate	$1,665	$(26,324)	$6,230
Permanent items	714	20,597	622
Foreign taxes	1,353	974	628
State income taxes	75	53	125
Unbenefited (Benefited) losses and credits	(2,379)	5,726	(6,852)
Credit monetization	(421)	(401)	(138)
Other	105	558	103
Income tax provision	$1,112	$1,183	$718

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2017	2016
Deferred tax assets:
Inventory valuation method	$1,964	$2,025
Accrued warranty expense	1,256	1,320
Distribution reserves	5,364	3,898
Loss carryforwards	87,579	108,576
Tax credits	131,939	132,054
Restructuring charge accruals	520	1,054
Deferred revenue	17,592	16,739
Other accruals and reserves not currently deductible for tax purposes	11,414	11,917
	257,628	277,583
Less valuation allowance	(202,991)	(224,661)
Deferred tax asset	$54,637	$52,922
Deferred tax liabilities:
Depreciation	$(3,906)	$(3,962)
Acquired intangibles	(11,485)	(8,244)
Tax on unremitted foreign earnings	(16,571)	(16,549)
Other	(21,558)	(23,147)
Deferred tax liability	$(53,520)	$(51,902)
Net deferred tax asset	$1,117	$1,020

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2017	2016	2015
Beginning balance	$32,860	$32,449	$32,449
Settlement and effective settlements with tax authorities and related remeasurements	(411)	—	—
Increase in balances related to tax positions taken in prior period	243	411	—
Ending balance	$32,692	$32,860	$32,449
During fiscal 2017, excluding interest and penalties, there was a $0.2 million change in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2017 was $34.0 million, all of which, if recognized, would favorably affect the effective tax rate. At March 31, 2017, accrued interest and penalties totaled $1.3 million. Our practice is to recognize interest and penalties related to income tax matters in income tax provision in the Consolidated Statements of Operations. Unrecognized tax benefits, including interest and penalties, were recorded in other long-term liabilities in the Consolidated Balance Sheets.
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
As of March 31, 2017, we had federal net operating loss and tax credit carryforwards of approximately $295.8 million and $91.3 million, respectively. Our federal net operating loss carryforwards include $34.3 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2018 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.1 million of acquired net operating losses and $9.6 million of credits.

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
NOTE 12: NET INCOME (LOSS) PER SHARE
Equity Instruments Outstanding
We have stock options and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, respectively, would increase shares outstanding. We have 4.50% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $13.20 per share. We also had 3.50% convertible subordinated notes outstanding as of March 31, 2015, which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $34.64 per share. Both the 4.50% and 3.50% notes, if converted, would increase shares outstanding.
Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share, as adjusted for the Reverse Stock Split, (in thousands, except per-share data):

	For the year ended March 31,
	2017	2016	2015
Numerator:
Net income (loss)	$3,645	$(76,394)	$17,083

Denominator:
Weighted average shares:
Basic	33,742	32,841	31,833
Dilutive shares from stock plans	371	—	670
Diluted	34,113	32,841	32,503

Basic net income (loss) per share	$0.11	$(2.33)	$0.54
Diluted net income (loss) per share	$0.11	$(2.33)	$0.53

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive (in millions):

	For the year ended March 31,
	2017	2016	2015
Weighted average shares excluded:
4.50% convertible subordinated notes	5.1	5.3	5.3
3.50% convertible subordinated notes	—	1.3	3.6
Stock options	0.2	0.6	0.3
Unvested restricted stock units	0.4	1.5	—

Interest expense excluded:
4.50% convertible subordinated notes	0.4	0.5	0.5
3.50% convertible subordinated notes	—	0.2	0.7
NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease certain facilities under non-cancelable lease agreements and also have equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.
Rent expense was $7.2 million in fiscal 2017, $6.6 million in fiscal 2016 and $7.0 million in fiscal 2015. Sublease income was $1.1 million in fiscal 2017, $0.6 million in fiscal 2016 and immaterial in fiscal 2015.
Future minimum lease payments and sublease income are as follows (in thousands):

	Lease Payments	Sublease Income	Total
For the year ending March 31,
2018	$8,927	$(1,426)	$7,501
2019	8,027	(1,243)	6,784
2020	6,172	(943)	5,229
2021	5,147	(813)	4,334
2022	1,486	—	1,486
Thereafter	1,989	—	1,989
	$31,748	$(4,425)	$27,323
Commitments to Purchase Inventory
We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2017, we had issued non-cancelable commitments for $34.3 million to purchase inventory from our contract manufacturers and suppliers.

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
Realtime Data
On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513,  9,054,728,  and 9,116,908.  The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
Indemnifications
We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2017 and 2016, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.
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
NOTE 14: SUBSEQUENT EVENTS
On March 31, 2017, the Stockholders of the Company approved a 1-for-8 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). On April 18, 2017, we effected the 1-for-8 reverse stock split and our stock began to trade on a post-split basis on April 19, 2017. Par value of the Company's common stock was unchanged as a result of the Reverse Stock Split remaining at $0.01 per share. All shares and per share data for fiscal 2017 and comparative historical periods included within this Annual Report on Form 10-K, including our Consolidated Financial Statements and related footnotes, have been adjusted to account for the effect of the Reverse Stock Split.

NOTE 15: GEOGRAPHIC INFORMATION
The company operates in one reportable segment.
Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	As of and for the year ended March 31,
	2017		2016		2015
	Long- Lived Assets	Revenue	Long- Lived Assets	Revenue	Long-Lived Assets	Revenue
Americas	$10,914	$324,839	$12,657	$304,007	$14,063	$340,811
Europe	170	127,890	145	124,821	421	152,186
Asia Pacific	102	52,616	137	47,130	169	60,098
	$11,186	$505,345	$12,939	$475,958	$14,653	$553,095
Revenue for Americas regions outside of the United States is immaterial. Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2017	2016	2015
Tape automation systems	$88,751	$97,454	$152,205
Disk backup systems	51,153	39,722	54,845
Devices and media	60,860	45,767	62,642
Scale-out tiered storage	121,448	103,274	85,887
Service	144,335	148,548	155,674
Royalty	38,798	41,193	41,842
Total revenue	$505,345	$475,958	$553,095

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA
Prior period information included in the tables below has been updated to reflect the impact of the Revision (see "Note 2: Revision of Prior Period Financial Statements") and per share amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	For the year ended March 31, 2017
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$116,284	$134,742	$133,484	$120,835
Gross margin	50,646	55,726	55,002	52,050
Net income (loss)	(3,520)	4,072	5,006	1,913
Basic and Diluted net income (loss) per share	(0.11)	0.12	0.15	(0.06)

	For the year ended March 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$110,856	$117,025	$128,048	$120,029
Gross margin	46,460	46,114	56,175	54,291
Net loss	(11,260)	(11,430)	(821)	(52,884)
Basic and diluted net loss per share	(0.35)	(0.35)	(0.02)	(1.59)
Net loss for fiscal 2016 included a $55.6 million goodwill impairment charge which was recorded in the fourth quarter of fiscal 2016.

SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands):

	Balance at beginning of period	Net additions (releases) charged to expense	Recoveries(Deductions) (i)	Balance at end of period
For the year ended:
Fiscal Year 2017:
Allowance for bad debt	$22	$(24)	$18	$16
Reserves for manufacturing inventories	4,956	2,579	(2,652)	4,883
Reserves for service parts inventories	16,653	4,960	(8,286)	13,327
Deferred tax valuation allowance	224,661	4,002	(25,672)	202,991
Fiscal Year 2016:
Allowance for bad debt	27	(78)	73	22
Reserves for manufacturing inventories	3,764	1,920	(728)	4,956
Reserves for service parts inventories	20,909	5,973	(10,229)	16,653
Deferred tax valuation allowance	252,475	36,237	(64,051)	224,661
Fiscal Year 2015:
Allowance for bad debt	88	40	(101)	27
Reserves for manufacturing inventories	4,297	797	(1,330)	3,764
Reserves for service parts inventories	31,460	3,698	(14,249)	20,909
Deferred tax valuation allowance	261,337	7,947	(16,809)	252,475
(i)       Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria for effective control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2017, as set forth at the beginning of Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2017. For information pertaining to our executive officers, refer to the section captioned “Executive Officers & Management Team”, Item 1 "Business" of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following discloses our equity compensation plan information (securities in thousands):

As of March 31, 2017
	(a) Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for grant under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders (1)	1,884	$1.92	3,037
Equity compensation plans not approved by stockholders (2)	—	$—	—
	1,884	$—	—

____________________

(1)
Included in the stockholder approved plans are 1.7 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding stock options for stockholder approved plans is $4.41.

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

We also have an employee stock purchase plan with .8 million shares available for issuance that has been approved by stockholders.
The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2017.

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

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
3.5	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on February 3, 2016	8-K	001-13449	3.1	February 8, 2016
4.1	Indenture for 4.50% Convertible Senior Subordinated Notes due 2017, between the Registrant and U.S. Bank National Association, as trustee, dated October 31, 2012, including the form of 4.50% Convertible Senior Subordinated Note due 2017.	8-K	001-13449	4.1	October 31, 2012
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Form of Amended and Restated Change of Control Agreement between Registrant and each of Registrant’s Executive Officers.*	10-Q	001-13449	10.2	November 6, 2015
10.3	Form of Amended and Restated Director Change of Control Agreement between Registrant and the Directors (Other than the Executive Chairman and the CEO). *	8-K	001-13449	10.2	May 10, 2011
10.4	Quantum Corporation 2012 Long-Term Incentive Plan as amended.*	8-K	001-13449	10.1	August 31, 2015
10.5	Form of Restricted Stock Unit Agreement (U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q	001-13449	10.2	August 5, 2013
10.6	Form of Restricted Stock Unit Agreement (Non-U.S. Employees), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q	001-13449	10.2	February 15, 2013
10.7	Form of Restricted Stock Unit Agreement (Directors), under the Quantum Corporation 2012 Long-Term Incentive Plan. *	10-Q/A	001-13449	10.4	February 15, 2013
10.8	Quantum Corporation Employee Stock Purchase Plan, as amended. *	10-K	001-13449	10.9	June 12, 2015
10.9	Quantum Corporation Executive Officer Incentive Plan. *	10-K	001-13449	10.10	June 12, 2015
10.10	Employment Offer Letter, dated March 31, 2011, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.1	April 5, 2011
10.11	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.1	February 8, 2013
10.12	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.13	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.3	February 5, 2010
10.16	Offer Letter, dated May 2, 2011, between Registrant and David E. Roberson. *	8-K	001-13449	10.1	May 10, 2011
10.17	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.19	Offer Letter, dated August 7, 2013, between Registrant and Gregg J. Powers.*	10-Q	001-13449	10.4	November 12, 2013
10.22	Offer Letter, dated March 29, 2016, between Registrant and Clifford Press.*	8-K	001-13449	10.1	April 5, 2016
10.23	Offer Letter, dated April 14, 2016 between Registrant and Fuad Ahmad*	8-K	001-13449	10.1	April 18, 2016
10.24	Confidential Placement Agreement, date April 15, 2016 between Registrant and FLG Partners	8-K	001-13449	10.1	April 18, 2016
10.25	Form of Agreement to Advance Legal Fees between the Registrant and certain of its Executive Officers.*	10-K	001-13449	10.25	June 12, 2015
10.26	Credit Agreement, dated March 29, 2012, by and among the Registrant, Wells Fargo Capital Finance, LLC, as Administrative Agent, and the Lenders party thereto.	10-K	001-13449	10.22	June 14, 2015
10.27	Security Agreement, dated March 29, 2012, among the Registrant and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012
10.28	First Amendment to Credit Agreement, dated June 28, 2012, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	June 28, 2012
10.29	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 31, 2013, among Registrant, the lenders identified therein, and Wells Fargo Capital Finance, LLC, as the administrative agent for the lenders.	8-K	001-13449	10.1	February 6, 2013
10.30	Consent and Fifth Amendment to Credit Agreement, dated February 6, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	April 29, 2014
10.31	Sixth Amendment to Credit Agreement and Second Amendment to Security Agreement, dated April 24, 2014, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.2	April 29, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.32	Seventh Amendment to Credit Agreement, dated August 7, 2015, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation	8-K	001-13449	10.1	August 13, 2015
10.33	Eighth Amendment to Credit Agreement, dated November 13, 2015, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation. ‡
10.34	Ninth Amendment to Credit Agreement, dated April 15, 2016, by and among Wells Fargo Capital Finance, LLC, as administrative agent, the lenders that are parties thereto, and Quantum Corporation.	8-K	001-13449	10.1	April 18, 2016
10.35	Term Loan Credit and Security Agreement, dated October 21, 2016, among Quantum Corporation, TCW Asset Management Company LLC, as agent, and the lender parties thereto	8-K	001-13449	10.1	October 21, 2016
10.36	Revolving Credit and Security Agreement, dated October 21, 2016, among Quantum Corporation, PNC Bank, National Association, as agent, and the lender party thereto	8-K	001-13449	10.2	October 21, 2016
10.38	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.39	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.43	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.46	Agreement, dated as of September 23, 2016, by and among Registrant, VIEX Capital Advisors, LLC, and its affiliates.	8-K	001-13449	10.1	September 26, 2016
10.47	Agreement, dated as of December 2, 2016, by and among Registrant and VIEX Capital Advisors, LLC and its affiliates	8-K	001-13449	10.1	December 2, 2016
10.48	Settlement Agreement, dated as of March 2, 2017, by and among the Registrant and VIEX Capital Advisors LLC and certain of its affiliates.	8-K	001-13449	10.1	March 3, 2017
10.49	Director Resignation and CEO Waiver Letter from Jon W. Gacek, dated as of March 2, 2017.	8-K	001-13449	10.2	March 3, 2017
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	May 31, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities on May 31, 2017.

Signature	Title

/s/ JON W. GACEK	President and Chief Executive Officer
Jon W. Gacek	(Principal Executive Officer)

/s/ FUAD AHMAD	Chief Financial Officer
Fuad Ahmad	(Principal Financial and Chief Accounting Officer)

/s/ CLIFFORD PRESS	Director
Clifford Press

/s/ PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/ RAGHAVENDRA RAU	Director
Raghavendra Rau

/s/ MARC E. ROTHMAN	Director
Marc E. Rothman

/s/ ADALIO SANCHEZ	Director
Adalio Sanchez

/s/ GREGG J. POWERS	Director
Gregg J. Powers

/s/ DAVID E. ROBERSON	Director
David E. Roberson