Form 10-Q
period 2017-06-30
QUANTUM CORP /DE/
filed 2017-08-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
––––––––––––––––
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on August 4, 2017, there were 34,472,160 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,661	$12,958
Restricted cash	1,891	1,832
Accounts receivable, net of allowance for doubtful accounts of $29 and $16, respectively	109,418	116,056
Manufacturing inventories	27,821	27,661
Service parts inventories	19,788	19,849
Other current assets	10,005	9,969
Total current assets	177,584	188,325
Long-term assets:
Property and equipment, net of accumulated depreciation	10,455	11,186
Restricted cash	20,000	20,000
Other long-term assets	4,993	5,516
Total long-term assets	35,448	36,702
	$213,032	$225,027
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,007	$41,611
Accrued warranty	3,161	3,263
Deferred revenue	79,996	84,683
Accrued restructuring charges	2,249	869
Convertible subordinated debt	62,926	62,827
Accrued compensation	22,186	24,104
Other accrued liabilities	13,309	12,998
Total current liabilities	228,834	230,355
Long-term liabilities:
Deferred revenue	36,697	37,642
Accrued restructuring charges	544	481
Long-term debt	60,219	65,028
Other long-term liabilities	4,736	7,520
Total long-term liabilities	102,196	110,671
Stockholders' deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,101 and 34,063 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	341	341
Capital in excess of par	475,357	473,850
Accumulated deficit	(596,969)	(593,295)
Accumulated other comprehensive income	3,273	3,105
Total stockholders’ deficit	(117,998)	(115,999)
	$213,032	$225,027
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Product revenue	$71,618	$71,826
Service revenue	35,246	35,818
Royalty revenue	9,994	8,640
Total revenue	116,858	116,284

Cost of product revenue	50,949	50,132
Cost of service revenue	15,090	15,506
Total cost of revenue	66,039	65,638
Gross margin	50,819	50,646

Operating expenses:
Research and development	10,605	11,058
Sales and marketing	27,824	26,367
General and administrative	12,509	12,960
Restructuring charges	2,335	2,052
Total operating expenses	53,273	52,437
Loss from operations	(2,454)	(1,791)

Other income (expense)	98	155
Interest expense	(2,558)	(1,507)
Net loss before income tax provision (benefit)	(4,914)	(3,143)

Income tax provision (benefit)	(1,240)	377
Net loss	$(3,674)	$(3,520)

Basic and diluted net loss per share	$(0.11)	$(0.11)

Weighted average shares:
Basic	34,084	33,292
Diluted	34,084	33,292

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Net loss	$(3,674)	$(3,520)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	155	(339)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	13	42
Total other comprehensive income (loss)	168	(297)
Total comprehensive loss	$(3,506)	$(3,817)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(3,674)	$(3,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,268	1,383
Amortization and write off of debt issuance costs	427	168
Service parts lower of cost or market adjustment	1,257	1,337
Tax benefit from settlement	(1,656)	—
Non-cash interest expense	277	—
Deferred income taxes	120	75
Share-based compensation	1,613	1,998
Changes in assets and liabilities:
Accounts receivable, net	6,638	15,426
Manufacturing inventories	(709)	3,686
Service parts inventories	(1,034)	(124)
Accounts payable	3,318	(8,364)
Accrued warranty	(102)	14
Deferred revenue	(5,633)	(4,426)
Accrued restructuring charges	1,444	726
Accrued compensation	(2,047)	580
Other assets and liabilities	(489)	(3,798)
Net cash provided by operating activities	1,018	5,161
Cash flows from investing activities:
Purchases of property and equipment	(123)	(529)
Return of capital from investments	278	—
Restricted cash	(2)	(15)
Net cash provided by (used in) investing activities	153	(544)
Cash flows from financing activities:
Borrowings of long-term debt	71,800	3,000
Repayments of long-term debt	(77,175)	(6,959)
Payment of taxes due upon vesting of restricted stock	(111)	(27)
Proceeds from issuance of common stock	5	—
Net cash used in financing activities	(5,481)	(3,986)
Effect of exchange rate changes on cash and cash equivalents	13	(5)
Net (decrease) increase in cash and cash equivalents	(4,297)	626
Cash and cash equivalents at beginning of period	12,958	33,870
Cash and cash equivalents at end of period	$8,661	$34,496
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$78	$191
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2017 has been derived from the audited financial statements at that date, but it does not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 31, 2017.
On April 18, 2017, we effected a 1-for-8 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). Our stock began to trade on a post-split basis on April 19, 2017. All share and per share data for comparative periods included within our Condensed Consolidated Financial Statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of fiscal 2018 using multiple transition approaches in-line with the requirements. Our tax windfall benefits are reported in the statement of operations instead of equity to the extent we do not have an offsetting valuation allowance and such benefits are recorded within our deferred taxes.  There were no other changes based upon the new guidance. The adoption of ASU 2016-09 did not impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires that an entity measure all inventory at the lower of cost and net realizable value, except for inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. We adopted ASU 2015-11 prospectively in the first quarter of fiscal 2018 and adoption did not impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 provides a new comprehensive model for lease accounting. Under ASU 2016-02, lessees and lessors should apply a “right-of-use” model in accounting for all leases and eliminate the concept of operating leases and off-balance sheet leases. ASU 2016-02 will become effective for us beginning April 1, 2019, or fiscal 2020. ASU 2016-02 requires a modified retrospective transition approach with certain practical expedients available. We have identified all of our current leases subject to ASU 2016-02. We are in the process of evaluating these agreements to determine the impact on our statements of financial condition, results of operations, cash flows and financial statement disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will become effective for us beginning April 1, 2018, or fiscal 2019 and interim and interim periods within those years and is to be applied prospectively to an award modified on or after the adoption date. As we currently do not have a practice of modifying our stock based awards and have no plans to do so in the future, we do not anticipate adoption will have a material impact on our statements of financial condition, results of operations, cash flows or financial statement disclosures.

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

These ASUs will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2014-09 and the related ASUs allow for either a retrospective or a modified retrospective transition approach. The Company has elected to use a modified retrospective method. We have completed our initial assessment of the changes in our revenue recognition accounting policies for the new revenue standards. Our accounting for commission costs related to our service agreements will change from recognition in the period incurred to the deferral and recognition over the services are provided. Other costs such as warranty costs and our accounting for our rebate programs ("variable consideration") will not materially change. We have identified our performance obligations and have established the related standalone selling prices for the distinct goods and services underlying the obligations. We are currently configuring our system to meet our business requirements and upon completion, we will process the Company’s historical revenue transactions which will enable us to assess the overall impact of the adoption of Topic 606 on our financial condition, results of operations, cash flows and financial statement disclosures.

NOTE 2: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis may consist of money market funds, which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates. At June 30, 2017 and March 31, 2017, we had no cash in money market funds.
We did not record impairments to any non-financial assets in the first quarter of fiscal 2018 or fiscal 2017. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at June 30, 2017 and March 31, 2017. The carrying value and fair value of our convertible subordinated debt and long-term debt were as follows (in thousands):

	As of
	June 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$62,926	$61,513	$62,827	$60,667

Long-term debt: (2)
Revolving credit agreement	11,888	13,372	16,852	18,490
Term loan agreement	48,331	49,930	48,176	50,026
Total long-term debt	$60,219	$63,302	$65,028	$68,516

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2).

NOTE 3: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	June 30, 2017	March 31, 2017
Manufacturing inventories:
Finished goods	$14,924	$15,070
Work in process	869	606
Materials and purchased parts	12,028	11,985
	$27,821	$27,661

	As of
	June 30, 2017	March 31, 2017
Service parts inventories:
Finished goods	$14,628	$14,851
Component parts	5,160	4,998
	$19,788	$19,849
NOTE 4: ACCRUED WARRANTY
The changes in the accrued warranty balance were (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Beginning balance	$3,263	$3,430
Additional warranties issued	1,412	1,998
Adjustments for warranties issued in prior fiscal years	(4)	140
Settlements	(1,510)	(2,124)
Ending balance	$3,161	$3,444
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
NOTE 5: DEBT
Our debt consisted of the following (in thousands):

	As of
	June 30, 2017	March 31, 2017
Convertible subordinated debt:
4.50% convertible subordinated notes	$63,090	$63,090
Unamortized debt issuance costs	(164)	(263)
Convertible subordinated debt, net of unamortized debt issuance costs	$62,926	$62,827

	As of
	June 30, 2017	March 31, 2017
Long-term debt:
Revolving credit agreement	$13,403	$18,500
Term loan agreement	50,000	50,000
Unamortized discount and debt issuance costs	(3,184)	(3,472)
Long-term debt, net of unamortized discount and debt issuance costs	$60,219	$65,028
Convertible Subordinated Debt

In the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of 4.50% convertible subordinated notes (4.5% Notes) due November 15, 2017. These notes are convertible into shares of our common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions.
Long-term Debt
Our credit facility includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”).
Revolving credit agreement

Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million of the outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021. As of June 30, 2017, our excess availability under the revolving credit agreement was $39.6 million.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of June 30, 2017, we had a $13.4 million outstanding balance on the revolving credit agreement at an interest rate of 5.75%.
Term loan agreement

The term loan agreement provides for $50 million of a senior secured term loan which was at the time we entered into the credit facility and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to be used only to redeem our 4.50% convertible subordinated notes due November 15, 2017. The term loan agreement matures on October 21, 2021. The amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of June 30, 2017, our interest rate on the term loan was 8.66%.
The revolving credit agreement and the term loan agreement are collateralized by a pledge of substantially all of our assets and contain certain financial covenants and customary events of default for such securities. Financial covenants include a fixed charge coverage ratio, senior net leverage ratio and total leverage ratio. Additionally, the revolving credit agreement includes minimum liquidity requirements. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of June 30, 2017, and during fiscal 2018, we were in compliance with all covenants.

Debt Maturities
A summary of the scheduled maturities of principal for our outstanding debt as of June 30, 2017 follows (in thousands):

	Debt Maturity Due by Period
	Less than 1 Year	1 Year	2 Years	3 Years	4 Years	More than 5 Years	Total
4.50% convertible subordinated notes	$63,090	$—	$—	$—	$—	$—	$63,090

Long-term debt:
Revolving credit agreement	—	—	—	—	13,403	—	13,403
Term loan agreement	1,250	2,500	2,500	2,500	41,250	—	50,000
Total long-term debt	$1,250	$2,500	$2,500	$2,500	$54,653	$—	$63,403

Total debt	$64,340	$2,500	$2,500	$2,500	$54,653	$—	$126,493
NOTE 6: RESTRUCTURING CHARGES
Fiscal 2018 Restructuring Plan
During the first quarter of fiscal 2018, we approved a plan (“Fiscal 2018 Restructuring Plan”) to eliminate 49 positions in the U.S. and internationally to align our workforce within various functions of our business in order to meet the Company’s strategic plans. The costs associated with these actions consist of restructuring charges related to severance and benefits. We incurred $1.6 million of restructuring charges under this plan during the quarter, and as of June 30, 2017, we paid $0.5 million under this plan with the remaining amounts to be paid during the remainder of fiscal 2018.
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

Summary of Restructuring Expense
The following summarizes the type of restructuring costs, included in operating expense, for the three months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Severance and benefits	$1,570	$1,489
Facilities	756	563
Other	9	—
	$2,335	$2,052

Restructuring charges for the first three months of fiscal 2018 included $1.6 million of severance and benefits costs incurred as a result of the Fiscal 2018 Restructuring Plan. Additionally, we incurred $0.8 million of facilities restructuring charges in the first three months of fiscal 2018 due to a change in estimate of sublease timing and related expenses for our facilities previously used in manufacturing.

Restructuring charges for the first three months of fiscal 2017 were largely due to $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 Restructuring Plan. Additionally, we incurred $0.6 million of restructuring charges related to facilities costs primarily due to a change in estimate of sublease timing for our facilities previously used in manufacturing.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended June 30, 2017
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2017	$130	$1,220	$1,350
Restructuring costs	1,570	—	1,570
Adjustment of prior estimates	—	756	756
Cash payments	(472)	(411)	(883)
Balance as of June 30, 2017	$1,228	$1,565	$2,793

	Three Months Ended June 30, 2017
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2016	$354	$2,383	$2,737
Restructuring costs	1,489	426	1,915
Adjustment of prior estimates	—	179	179
Cash payments	(1,029)	(339)	(1,368)
Balance as of June 30, 2016	$814	$2,649	$3,463

	As of June 30, 2017
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$1,228	$1,022	$2,250
July 2018 through June 2022	—	543	543
	$1,228	$1,565	$2,793

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and the above amounts are net of estimated sublease amounts.
NOTE 7: EQUITY
On April 18, 2017, we effected a 1-for-8 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). Our stock began to trade on a post-split basis on April 19, 2017. Par value of the Company's common stock was unchanged as a result of the Reverse Stock Split, remaining at $0.01 per share, which resulted in reclassification of capital from par value to capital in excess of par value. All share and per share data for comparative periods included within our Condensed Consolidated Financial Statements and related footnotes have been adjusted to account for the effect of the Reverse Stock
Split.

NOTE 8: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION
During the first quarter of fiscal 2018, all restricted stock awards, restricted stock units and options to purchase our common stock outstanding under the Company's Stock Incentive Plans were adjusted to reflect the impact of the Reverse Stock Split. The Reverse Stock Split also reduced the number of shares of common stock issuable under the Company's 2012 Long Term

Incentive Plan and Employee Stock Purchase Plan, as amended. The per share exercise price of all outstanding awards was increased and the number of shares of common stock issuable upon the exercise or settlement of all outstanding awards was reduced proportionately to the reverse split ratio.
Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Share-based compensation:
Cost of revenue	$217	$280
Research and development	286	403
Sales and marketing	520	612
General and administrative	590	703
	$1,613	$1,998
Share-based compensation by type of award:
Stock options	$—	$—
Restricted stock units	1,461	1,836
Stock purchase plan	152	162
	$1,613	$1,998
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date. The weighted-average grant date fair values of RSUs granted during the first quarter of fiscal 2018 and fiscal 2017 were $7.82 and $3.84, respectively.
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2017	1,765	$6.75
Granted	83	7.82
Vested	(52)	5.66
Forfeited	(27)	7.48
Nonvested at June 30, 2017	1,769	$6.82

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted in the first quarter of fiscal 2018 or fiscal 2017.

NOTE 9: INCOME TAXES
Income tax benefit for the first quarter of fiscal 2018 was $1.2 million as compared to an income tax provision of $0.4 million for the first quarter of fiscal 2017. The tax benefit for the first quarter of fiscal 2018 included the release of $1.7 million of an uncertain tax position liability upon the effective settlement with the German taxing authorities for tax audits of our German subsidiary.

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
NOTE 10: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2017	June 30, 2016
Numerator:
Net loss	$(3,674)	$(3,520)

Denominator:
Weighted average shares:
Basic	34,084	33,292
Dilutive shares from stock plans	—	—
Dilutive shares from convertible subordinated notes	—	—
Diluted	34,084	33,292

Basic and diluted net loss per share	$(0.11)	$(0.11)

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive (in millions):

	Three Months Ended
	June 30, 2017	June 30, 2016
Weighted average shares excluded:
4.50% convertible subordinated notes	4.8	5.3
Stock options	0.2	0.5
Unvested restricted stock units	1.5	1.4

Interest expense excluded:
4.50% convertible subordinated notes	$0.8	$0.9
NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2017, we had issued non-cancelable commitments for $42.0 million to purchase inventory from our contract manufacturers and suppliers.

Legal Proceedings

Crossroads

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for inter partes review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the inter partes review proceedings. On January 29, 2016, the Patent Trial and Appeal Board issued decisions on the inter partes reviews for U.S. patents 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable. On March 17, 2016, the Patent Trial and Appeal Board issued a decision on the inter partes review for U.S. patent 7,934,041, ordering all claims to be unpatentable. On March 31, 2016, Crossroads filed Notices of Appeal in each of the inter partes review decisions. On June 6, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB decision finding all claims of all patents to be unpatentable.  On July 6, 2017, Crossroads filed a petition for a rehearing en banc before the Federal Circuit. On August 8, 2017, the Federal Circuit denied Crossroads' petition. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

Realtime Data

On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 3017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime patents. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENT
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including our goals for 2018 and our strategies for achieving those goals; (2) our expectations and beliefs regarding the storage market and the other markets in which we compete; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
OVERVIEW
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leading expert in scale-out storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our scale-out tiered storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage and StorNext-related tape storage) and Lattus extended online storage systems. These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high value monetization. Our data protection solutions include DXi deduplication backup systems and Scalar automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.
Our goals for fiscal 2018 are driving profitable revenue growth and long-term shareholder value by capitalizing on new market opportunities, leveraging the strength of our technology, products and install base across scale-out tiered storage and data protection, continuing to expand our solutions portfolio and building new and enhanced channel and technology partnerships. In scale-out storage, we continue to focus on building our market presence beyond media and entertainment and expanding our presence in video surveillance, technical workflow and unstructured data archive use cases. Outside of scale-out storage, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our offerings.

Results

We had total revenue of $116.9 million in the first quarter of fiscal 2018, a $0.6 million increase from the first quarter of fiscal 2017. The increase was primarily due to an increase in our branded revenue of $2.6 million, or 3%, an increase in royalty revenue of $1.4 million, or 16%, offset by a decrease in revenue from OEM sales of $3.3 million, or 33%, in each case, as compared to the first quarter of fiscal 2017. Our gross margin percentage for the first quarter of fiscal 2018 was 43.5%, a decrease of 10 basis points from the first quarter of fiscal 2017 due to a shift in revenue mix. Higher margin service revenue decreased and lower margin products comprised a higher portion of our overall product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting of our products.

Operating expenses increased $0.8 million, or 2%, from the first quarter of fiscal 2017 primarily due to increased sales and marketing costs from continued focus on sales and brand awareness. In addition, we had an increase in restructuring charges primarily due to higher severance charges incurred in the first quarter of fiscal 2018 from our Fiscal 2018 Restructuring Plan including an $0.8 million addition to the Fiscal 2016 Restructuring Plan.
Our operating results declined by $0.7 million to a loss from operations of $2.5 million in the first quarter of fiscal 2018.
We generated $1.0 million in cash from operations in the first three months of fiscal 2018 compared to $5.2 million of cash generated from operations in the first three months of fiscal 2017. The change was primarily due to $3.0 million in non-cash items, the largest of which were share-based compensation, depreciation, service parts lower of cost or market adjustment and income tax benefit from tax settlement, offset by a $1.3 million change in assets and liabilities.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Product revenue	$71,618	61.2%	$71,826	61.8%	$(208)	(0.3)%
Service revenue	35,246	30.2%	35,818	30.8%	(572)	(1.6)%
Royalty revenue	9,994	8.6%	8,640	7.4%	1,354	15.7%
Total revenue	$116,858	100.0%	$116,284	100.0%	$574	0.5%

We believe the changes in our product and service revenue continue to be driven by the changing storage environment, including increased market demand for scale-out tiered storage and changes in demand for data protection tape products. Revenue from scale-out tiered storage solutions and services increased $2.9 million, or 9%, from the first quarter of fiscal 2017 due to increased sales of our scale-out storage related media. Revenue from branded data protection products and services decreased $0.3 million from the first quarter of fiscal 2017 primarily due to decreased revenue from disk backup which was partially offset by increased revenue in tape automation systems and media. OEM product and service revenue, which primarily is comprised of data protection tape automation systems, decreased $3.3 million from the first quarter of fiscal 2017.
Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $0.2 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Revenue from sales of branded products increased 5% and revenue from sales of products to OEM customers decreased 36% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Tape automation systems	$23,582	20.2%	$21,438	18.4%	$2,144	10.0%
Disk backup systems	6,678	5.7%	13,483	11.6%	(6,805)	(50.5)%
Devices and media	14,949	12.8%	12,754	11.0%	2,195	17.2%
Scale-out tiered storage*	26,409	22.6%	24,151	20.8%	2,258	9.3%
Total product revenue	$71,618	61.3%	$71,826	61.8%	$(208)	(0.3)%

* Scale-out tiered storage was referred to as “scale-out storage solutions” in our previous filings.

Product revenue from tape automation systems increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to an increase in revenue from branded tape automation of $5.6 million, partially offset by a decrease of $3.5 million in revenue from OEM tape automation systems.
Revenue from disk backup systems decreased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to decreased sales of DXi 6900.

Product revenue from media and devices, which includes tape drives and removable hard drives, and non-royalty media sales increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to higher sales of branded media.

Our scale-out tiered storage revenue increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to increased sales of scale-out storage automation.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue decreased during the first quarter of fiscal 2018 due to decreased service revenue from our data protection products, partially offset by increased revenue from branded service contracts for our scale-out tiered storage.
Royalty Revenue
Royalty revenue increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to increased media royalties from LTO generation 7, partially offset by decreased media royalties from previous LTO generations.
Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2017	Gross margin %	June 30, 2016	Gross margin %	Change	Basis point change
Product gross margin	$20,669	28.9%	$21,694	30.2%	$(1,025)	(130)
Service gross margin	20,156	57.2%	20,312	56.7%	(156)	50
Royalty gross margin	9,994	100.0%	8,640	100.0%	1,354	—
Gross margin	$50,819	43.5%	$50,646	43.6%	$173	(10)

Product Margin
Product gross margin decreased 130 basis points during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to a shift in revenue mix from higher margin products to lower margin products.
Service Margin
Service gross margin increased 50 basis points in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to a decrease in third party maintenance expense.
Royalty Margin
Royalties do not have related cost of sales and have a 100% gross margin percentage. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue and therefore related gross margin dollars increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Research and development	$10,605	9.1%	$11,058	9.5%	$(453)	(4.1)%

The decrease in research and development expense in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to the cost reduction actions taken in fiscal 2017 the benefits of which carried over into the first quarter of fiscal 2018, the largest of which was in compensation and benefits from lower staffing levels.

Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Sales and marketing	$27,824	23.8%	$26,367	22.7%	$1,457	5.5%

The increase in sales and marketing expense in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to an increase of $1.7 million in compensation and benefits largely related to a realignment of certain employees from general and administrative to sales and marketing roles, and a $1.0 million increase in online advertising to expand brand marketing. These increases were partially offset by decreases in other marketing costs, the largest of which were marketing development funds of $0.4 million and direct marketing costs of $0.5 million.
General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
General and administrative	$12,509	10.7%	$12,960	11.1%	$(451)	(3.5)%

The decrease in general and administrative expense in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to the realignment of certain employees’ roles to sales and marketing impacting compensation and benefits costs in the first quarter of fiscal 2018, partially offset by $0.3 million in fees incurred for the Board of Directors’ transition. Board transition costs included fees related to the identification and appointment costs of new board members during the first quarter of fiscal 2018.
Restructuring Charges (Benefits)

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Restructuring charges (benefits)	$2,335	2.0%	$2,052	1.8%	$283	13.8%

For the first quarter of fiscal 2018, restructuring charges were primarily due to $1.6 million of severance and benefits costs incurred as a result of our Fiscal 2018 Restructuring Plan and $0.8 million of facilities restructuring charges due to a change in estimate of sublease timing and related expenses for our facilities included in the Fiscal 2016 Restructuring Plan.

For further information regarding our restructuring actions, refer to Note 6 “Restructuring Charges” of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Other income (expense)	$98	0.1%	$155	0.1%	$(57)	(36.8)%

The decrease in other income and expense in the first quarter in fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to net foreign exchange losses recognized from weakening of the U.S dollar against major currencies.

Interest Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of revenue	June 30, 2016	% of revenue	Change	% Change
Interest expense	$(2,558)	2.2%	$(1,507)	1.3%	$(1,051)	69.7%

The increase in interest expense for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to interest related to outstanding amounts under our credit facility which we entered into in the third quarter of fiscal 2017.
Income Taxes

	Three Months Ended
(Dollars in thousands)	June 30, 2017	% of pre-tax income	June 30, 2016	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$(1,240)	25.2%	$377	(12.0)%	$(1,617)	(428.9)%

The income tax provision for the first quarter of both fiscal 2018 and fiscal 2017 reflects expenses for foreign income taxes and state taxes. The income tax benefit for the first quarter of fiscal 2018 as compared to an income tax provision for the first quarter of fiscal 2017 was due to the release of $1.7 million of an uncertain tax position liability upon the effective settlement with the German taxing authorities of tax audits of our German subsidiary. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
Cost of revenue	$217	$280	$(63)	(22.5)%
Research and development	286	403	(117)	(29.0)%
Sales and marketing	520	612	(92)	(15.0)%
General and administrative	590	703	(113)	(16.1)%
	$1,613	$1,998	$(385)	(19.3)%

The decrease in share-based compensation expense in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to a decrease of $0.4 million of restricted stock units resulting from a decrease in the number of restricted stock unit grants.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of June 30, 2017, we had $8.7 million of cash and cash equivalents, which is comprised of cash deposits.
We continue to focus on improving our operating performance, including efforts to increase revenue and to control costs in order to improve margins, return to consistent profitability and generate positive cash flows from operating activities. We believe that our existing cash balances, cash flow from operating activities, and available borrowing capacity will be sufficient to meet all currently planned expenditures, debt service and contractual and other obligations as they become due, and to sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve gross margin projections and to control operating expenses in order to provide positive cash flow from operating activities. Should we be unable to meet our gross margin or expense objectives, it would likely have a material negative effect on our liquidity and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates. As of June 30, 2017, we had outstanding borrowings of $63.1 million in aggregate principal amount of the 4.50% notes, $50.0 million under the term loan and $13.4 million under the revolving credit agreement.

On October 21, 2016 (“closing date”), we entered into a credit facility which includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”).
Revolving credit agreement
Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million of the outstanding letters of credit. Our borrowing base is established monthly. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021. As of June 30, 2017, our availability under the revolving credit agreement was $39.6 million.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. Additionally, we are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of June 30, 2017, the weighted average interest rate on our revolving credit agreement was 5.75% and we paid $0.2 million of interest during the first three months of fiscal 2018.
The terms of the revolving credit agreement also require us to establish minimum cash reserve balance of $20.0 million, which we have classified as long-term restricted cash. Up to $8.0 million of this amount is available to repay our 4.50% notes at maturity on November 15, 2017, subject to any amount so utilized being reestablished by April 1, 2018.

Term loan agreement
The term loan agreement provides for $50 million of a senior secured term loan which we drew on the closing date and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes due November 15, 2017. The term loan agreement matures on October 21, 2021. The principal amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of June 30, 2017, our interest rate on the term loan was 8.66% and we paid $1.1 million of interest during the first three months of fiscal 2018.
The revolving credit agreement and the term loan agreement contain certain financial covenants and customary events of default for such securities. Financial covenants include a fixed charge coverage ratio, senior net leverage ratio, total leverage ratio and a minimum cash reserve balance. Additionally, the revolving credit agreement includes a one time liquidity assessment requiring a minimum liquidity of not less than $27.0 million immediately following repayment of our 4.50% convertible subordinated notes. There is a blanket lien on all of our assets under the revolving credit agreement and term loan agreement. As of June 30, 2017, and during the first three months of fiscal 2018, we were in compliance with all covenants under the Revolving Credit Agreement and Term Loan Agreement and expect to remain in compliance for the next twelve months.

Convertible subordinated debt

In the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of 4.50% convertible subordinated notes (the “4.50% Notes”) due November 15, 2017. These notes are convertible into shares of our common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. The 4.50% Notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $1.4 million of interest on the 4.50% notes in the first three months of fiscal 2018. We plan to pay off our 4.50% Notes using $20.0 million of proceeds from the DDTL, up to $8.0 million of accessible restricted cash, capacity under our credit facility, each as described above, and, as needed, available cash balances. Accordingly, our cash interest expense may increase following the repayment of the 4.50% Notes.
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
We have taken many actions in recent years and are continuing to take such actions to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable cash flow from operating activities could result in:

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

Any lack of renewal, waiver or amendment, if needed, could result in the revolving credit line becoming unavailable to us and any amounts outstanding on the revolving credit agreement and term loan agreement becoming immediately due and payable.

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
Any of the above mentioned items, individually or in combination, could have a material and adverse effect on our financial position, results of operations, cash flows, financial condition, and our ability to pay back our debt obligations as they become due.

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Net loss	$(3,674)	$(3,520)
Net cash provided by operating activities	1,018	5,161
Net cash provided by (used in) investing activities	153	(544)
Net cash used in financing activities	$(5,481)	$(3,986)
Three Months Ended June 30, 2017
The $4.7 million difference between net income and net cash provided by operating activities during the three months ended June 30, 2017 was primarily due to $3.0 million in non-cash items, the largest of which were share-based compensation, depreciation, service parts lower of cost or market adjustment and income tax benefit from tax settlement, offset by a $1.3 million change in assets and liabilities, including a $5.6 million decrease in deferred revenue. The decrease in deferred revenue was largely due to a decrease in deferred service contracts, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash provided by investing activities was due to purchases of property and equipment offset by a return of capital on an investment.
Cash used in financing activities was primarily due to $5.5 million of net repayments on the revolving credit agreement.
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

Cash used in financing activities was primarily due to $4.0 million of net repayments of borrowings under our prior credit agreement with Wells Fargo, which was repaid in full in connection with our credit facility in October 2016.

Off Balance Sheet Arrangements

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2017, we issued non-cancelable commitments for $42.0 million to purchase inventory from our contract manufacturers and suppliers.

Contractual obligations
The table below summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Long-term debt	$6,328	$21,530	$56,070	$—	$83,928
Convertible subordinated debt	64,155	—	—	—	64,155
Purchase obligations	42,027	—	—	—	42,027
Operating leases:
Lease payments	9,038	14,212	6,059	1,919	31,228
Sublease rental income	(1,514)	(2,077)	(573)	—	(4,164)
Total operating leases	7,524	12,135	5,486	1,919	27,064

Total contractual cash obligations	$120,034	$33,665	$61,556	$1,919	$217,174

The contractual commitments shown above include $21.6 million in interest payments on our various debt obligations.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our discussion and analysis of the financial condition and results of operations are based on the accompanying unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on May 31, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents. During the first three months of fiscal 2018, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the revolving loan agreement and the term loan agreement. Under the term loan agreement and the revolving loan agreement, we had $50.0 million and $13.4 million outstanding borrowings at an interest rate of 8.66% and 5.75%, respectively, as of June 30, 2017. A hypothetical 100 basis point would result in an approximate $0.6 million change in our annual interest expense on our outstanding borrowings as of June 30, 2017.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Crossroads

On February 18, 2014, Crossroads Systems, Inc. (“Crossroads”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. patents 6,425,035 and 7,934,041. An amended complaint filed on April 15, 2014 also alleged infringement of U.S. patent 7,051,147. Crossroads asserts that we have incorporated Crossroads' patented technology into our StorNext QX and Q-Series lines of disk array products and into our Scalar libraries. Crossroads seeks unspecified monetary damages and injunctive relief. Crossroads has already dismissed all claims of infringement with respect to the StorNext QX and Q-Series products. In July and September of 2014, we filed for inter partes review of all three asserted Crossroads patents before the Patent Trial and Appeal Board and a review has been initiated for all claims. On June 16, 2015, the U.S. District Court, Western District of Texas stayed the Crossroads trial proceedings pending resolution of the inter partes review proceedings. On January 29, 2016, the Patent Trial and Appeal Board issued decisions on the inter partes reviews for U.S. patents 6,425,035 and 7,051,147, ordering all claims of both patents to be unpatentable. On March 17, 2016, the Patent Trial and Appeal Board issued a decision on the inter partes review for U.S. patent 7,934,041, ordering all claims to be unpatentable. On March 31, 2016, Crossroads filed Notices of Appeal in each of the inter partes review decisions. On June 6, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB decision finding all claims of all patents to be unpatentable.  On July 6, 2017, Crossroads filed a petition for a rehearing en banc before the Federal Circuit. On August 8, 2017, the Federal Circuit denied Crossroads' petition. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

Realtime Data

On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 3017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime patents. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

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
We have significant indebtedness, which imposes upon us debt service obligations, and our credit facility contains various operating and financial covenants that limit our discretion in the operation of our business. If we are unable to generate sufficient cash flows from operations and overall results of operations to meet these debt obligations or remain in compliance with the covenants and fund our ongoing operations, our business, financial condition and results of operations could be materially and adversely affected.
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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible notes, or to make cash payments in connection with our convertible notes or our credit facility, as well as our ability to fund our ongoing operations and invest in our business depends on our ability to generate cash in the future. Our ability to generate cash depends on future performance, which is subject to economic, among other things, financial, competitive and other factors beyond our control. Further, as our indebtedness reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. We plan to pay off our 4.50% Notes using our excess capacity under our credit facility as well as cash generated from operations. Accordingly, our cash interest expense may increase following the repayment of the notes and we will be required to repay all amounts as scheduled under the terms of the credit facility.
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
In particular, we have experienced reduced demand for IT products and services overall and more specifically for products with tape technology in the data protection market. We continue to face risks related to economic conditions in Europe, including concerns about sovereign debt, and uncertainty related to the United Kingdom’s exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, as a result of market conditions or other factors our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also materially and adversely affect our results of operations and financial condition.
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
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In each of the lst three fiscal years we implemented restructuring plans to eliminate certain positions in the U.S. and internationally. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.
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
Additionally, over the last several years, we made certain changes in our strategic direction focusing on key technology segments. As part of this change in focus, we reduced costs of revenue and other operating expenses. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the company, such as our restructuring plans in the last three years, could adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees. Further, our stock price has declined in recent years, reducing the retentive value of our equity compensation. If employees and potential employees do not view our equity compensation as valuable, we may have difficulty retaining or hiring key personnel.
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
Our quarterly results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly results of operations should not be used to predict future performance. Quarterly results of operations could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in IT spending as a result of economic conditions or fluctuations in U.S. federal government spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Changes in product and revenue mix;

•	New product announcements by us or our competitors which may cause delays in purchasing;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders (defined as orders greater than $200,000);

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Restructuring actions or unexpected costs; and

•	Foreign exchange fluctuations.
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

As part of the settlement, the Company agreed to form a Search Committee and engaged a search firm to assist the Company in recruiting and appointing three highly qualified new, independent directors to replace three specified members of the Company’s Board which was completed in May 2017. The Company also agreed to hold its next annual meeting in August 2017.

The Settlement Agreement provides that VIEX will be subject to certain standstill provisions. Such provisions generally remain in effect until the completion of the next annual meeting. These provisions restrict VIEX’s ability to engage in certain proxy solicitations, make certain stockholder proposals, call meetings of stockholders or solicit consents from stockholders, obtain additional representation on the Board or seek to remove any of the Company’s directors.

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

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 9, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to the Amended Articles of Incorporation of Quantum Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2017)

10.1
Offer letter, dated May 21, 2017, between registrant and Mr. Pinchev (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017)*

10.2
Offer letter, dated May 1, 2017, between registrant and Mr. Rothman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017)*

10.3
Offer letter, dated May 1, 2017, between registrant and Mr. Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017)*

10.4	Quantum Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2017.)*
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡       Filed herewith.
†       Furnished herewith.
* Indicates management contract or compensatory plan, contract or arrangement.