Form 10-Q
period 2017-09-30
QUANTUM CORP /DE/
filed 2017-11-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

––––––––––––––––
Form 10-Q
––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of the close of business on November 3, 2017, there were 34,673,884 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,504	$12,958
Restricted cash	1,969	1,832
Accounts receivable, net of allowance for doubtful accounts of $317 and $16, respectively	105,771	116,056
Manufacturing inventories	29,119	27,661
Service parts inventories	19,915	19,849
Other current assets	8,795	9,969
Total current assets	175,073	188,325
Long-term assets:
Property and equipment, net of accumulated depreciation	10,745	11,186
Restricted cash	20,000	20,000
Other long-term assets	5,332	5,516
Total long-term assets	36,077	36,702
	$211,150	$225,027
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$48,488	$41,611
Accrued warranty	2,950	3,263
Deferred revenue	77,090	84,683
Accrued restructuring charges	1,743	869
Convertible subordinated debt, net	57,034	62,827
Accrued compensation	23,180	24,104
Other accrued liabilities	12,927	12,998
Total current liabilities	223,412	230,355
Long-term liabilities:
Deferred revenue	35,906	37,642
Accrued restructuring charges	423	481
Long-term debt, net	70,631	65,028
Other long-term liabilities	5,112	7,520
Total long-term liabilities	112,072	110,671
Stockholders' deficit:
Common stock, $0.01 par value; 125,000 shares authorized; 34,663 and 34,063 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	347	341
Capital in excess of par	476,409	473,850
Accumulated deficit	(604,832)	(593,295)
Accumulated other comprehensive income	3,742	3,105
Total stockholders’ deficit	(124,334)	(115,999)
	$211,150	$225,027
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Product revenue	$63,606	$88,575	$135,224	$160,401
Service revenue	34,165	36,620	69,411	72,438
Royalty revenue	9,280	9,547	19,274	18,187
Total revenue	107,051	134,742	223,909	251,026

Cost of product revenue	48,561	64,352	99,510	114,484
Cost of service revenue	14,717	14,664	29,807	30,170
Total cost of revenue	63,278	79,016	129,317	144,654
Gross margin	43,773	55,726	94,592	106,372

Operating expenses:
Research and development	10,190	11,401	20,795	22,459
Sales and marketing	26,179	26,146	54,003	52,513
General and administrative	12,158	12,572	24,667	25,532
Restructuring charges	31	15	2,366	2,067
Total operating expenses	48,558	50,134	101,831	102,571
Income (loss) from operations	(4,785)	5,592	(7,239)	3,801

Other income	77	10	175	166
Interest expense	(2,617)	(1,485)	(5,175)	(2,993)
Loss on debt extinguishment, net	(39)	—	(39)	—
Net income (loss) before income tax provision (benefit)	(7,364)	4,117	(12,278)	974

Income tax provision (benefit)	499	45	(741)	422
Net income (loss)	$(7,863)	$4,072	$(11,537)	$552

Earnings per share:
Basic and Diluted	$(0.23)	$0.12	$(0.34)	$0.02
Weighted average shares:
Basic	34,561	33,804	34,337	33,549
Diluted	34,561	34,048	34,337	33,699

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(7,863)	$4,072	$(11,537)	$552
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	673	206	828	(133)
Net unrealized gain (loss) on revaluation of long-term intercompany balances	(204)	(57)	(192)	(15)
Total other comprehensive income (loss)	469	149	636	(148)
Total comprehensive income (loss)	$(7,394)	$4,221	$(10,901)	$404

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income (loss)	$(11,537)	$552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,525	2,710
Amortization and write off of debt issuance costs	855	336
Service parts lower of cost or market adjustment	2,319	2,659
Tax benefit from settlement	(1,656)	—
Non-cash interest expense	621	—
Deferred income taxes	144	17
Share-based compensation	3,330	3,648
Non-cash loss on debt extinguishment	9	—
Changes in assets and liabilities:
Accounts receivable	10,284	(1,951)
Manufacturing inventories	(1,752)	2,429
Service parts inventories	(2,737)	(766)
Accounts payable	6,537	4,875
Accrued warranty	(313)	(59)
Deferred revenue	(9,329)	(9,162)
Accrued restructuring charges	817	(219)
Accrued compensation	(1,236)	1,049
Other assets and liabilities	815	(3,737)
Net cash provided by (used in) operating activities	(304)	2,381
Cash flows from investing activities:
Purchases of property and equipment	(1,156)	(1,249)
(Increase) decrease in restricted cash	6	(5)
Return of capital from investments	278	—
Net cash used in investing activities	(872)	(1,254)
Cash flows from financing activities:
Borrowings of long-term debt	164,650	6,500
Repayments of long-term debt	(160,245)	(11,959)
Repayments of convertible subordinated debt	(6,000)	—
Payment of taxes due upon vesting of restricted stock	(1,775)	(673)
Proceeds from issuance of common stock	1,010	658
Net cash used in financing activities	(2,360)	(5,474)
Effect of exchange rate changes on cash and cash equivalents	82	5
Net decrease in cash and cash equivalents	(3,454)	(4,342)
Cash and cash equivalents at beginning of period	12,958	33,870
Cash and cash equivalents at end of period	$9,504	$29,528
Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$335	$217
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
On April 18, 2017, we effected a 1-for-8 reverse stock split of our issued and outstanding common stock. Our stock began to trade on a post-split basis on April 19, 2017. All share and per share data for comparative periods included within our Condensed Consolidated Financial Statements and related footnotes have been adjusted to account for the effect of the reverse stock split.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of windfall tax benefits on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of fiscal 2018 using multiple transition approaches in-line with the requirements. Our tax windfall benefits are reported in the statement of operations instead of equity to the extent we do not have an offsetting valuation allowance and such benefits are recorded within our deferred taxes.  There were no other changes based upon the new guidance. The adoption of ASU 2016-09 did not impact our statements of financial condition, results of operations, cash flows or financial statement disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 transition requires the use of the retrospective method for all periods presented and will become effective for us beginning April 1, 2018, or fiscal 2019. We have evaluated the types of transactions impacted by ASU 2016-15 and at this time, and anticipate the only impact is related to our debt extinguishment costs. As such, we do not anticipate the adoption of ASU 2016-15 will have a material impact on our statements of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will become effective for us beginning April 1, 2018, or fiscal 2019 and interim and interim periods within those years and is to be applied prospectively to an award modified on or after the adoption date. As we currently do not have a practice of modifying our stock based awards and have no plans to do so in the future, we do not anticipate adoption will have a material impact on our statements of financial condition, results of operations, cash flows or financial statement disclosures.

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning April 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to ASU 2014-09, including ASU 2016-08, Revenue from Contract with Customers; Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The new standards require more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company will adopt the standard on April 1, 2018 and intends to use the modified retrospective method of adoption. We have assessed the changes to our revenue recognition accounting policies for the new revenue standards. Our accounting for commission costs related to our service agreements will change from recognition in the period incurred to the deferral and recognition over the period the services are provided. Other costs such as warranty costs and our accounting for our rebate programs ("variable consideration") will not materially change. We have identified our performance obligations and have established the related standalone selling prices for the distinct goods and services underlying the obligations. We have configured our system to meet our business and reporting requirements and are currently testing our data interfaces. Our assessments of the standards impact may change based upon our ongoing evaluation. Upon completion we will process the Company’s historical revenue transactions which will enable us to assess the overall impact of the adoption of the standards on our financial condition, results of operations, cash flows and financial statement disclosures.

NOTE 2: FAIR VALUE
Our assets measured and recorded at fair value on a recurring basis may consist of money market funds which are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.
No impairments charges were recognized for non-financial assets in the second quarter or first six months of fiscal 2018 or fiscal 2017. We have no non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Our financial liabilities were comprised primarily of convertible subordinated debt and long-term debt at September 30, 2017 and March 31, 2017. The carrying value and fair value of our convertible subordinated debt and long-term debt were as follows (in thousands):

	As of
	September 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt (1)	$57,034	$56,805	$62,827	$60,667

Long-term debt: (2)
Revolving credit agreement	22,144	23,518	16,852	18,490
Term loan agreement	48,487	50,004	48,176	50,026
Total long-term debt	$70,631	$73,522	$65,028	$68,516

(1) Fair value based on quoted market prices in less active markets (level 2).
(2) Fair value based on outstanding borrowings and market interest rates (level 2).
NOTE 3: INVENTORIES
Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	As of
	September 30, 2017	March 31, 2017
Manufacturing inventories:
Finished goods	$14,264	$15,070
Work in process	1,006	606
Materials and purchased parts	13,849	11,985
	$29,119	$27,661

	As of
	September 30, 2017	March 31, 2017
Service parts inventories:
Finished goods	$14,802	$14,851
Component parts	5,113	4,998
	$19,915	$19,849

NOTE 4: ACCRUED WARRANTY
The following table details the changes in the accrued warranty balance (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$3,161	$3,444	$3,263	$3,430
Additional warranties	1,445	1,783	2,916	3,782
Adjustments for warranties in prior fiscal years	(75)	86	(79)	225
Settlements	(1,581)	(1,942)	(3,150)	(4,066)
Ending balance	$2,950	$3,371	$2,950	$3,371
We warrant our products against certain defects typically for a term of one to three years. A provision for estimated future costs and estimated returns for repair or replacement relating to warranty is recorded when products are shipped and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include related materials, labor and overhead. If we determine in a future period that either actual failure rates or actual costs of repair were to differ from our estimates, we record the impact of those differences in that future period.
NOTE 5: DEBT
Our debt consisted of the following (in thousands):

	As of
	September 30, 2017	March 31, 2017
Convertible subordinated debt:
4.50% convertible subordinated notes	$57,090	$63,090
Unamortized debt issuance costs	(56)	(263)
Convertible subordinated debt, net of unamortized debt issuance costs	$57,034	$62,827

	As of
	September 30, 2017	March 31, 2017
Long-term debt:
Revolving credit agreement	$23,525	$18,500
Term loan agreement	50,000	50,000
Unamortized discount and debt issuance costs	(2,894)	(3,472)
Long-term debt, net of unamortized discount and debt issuance costs	$70,631	$65,028
Convertible Subordinated Debt

In the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of 4.50% convertible subordinated notes (4.50% Notes) due November 15, 2017. These notes are convertible into shares of our common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. The 4.50% notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions.

In the second quarter of fiscal 2018, we entered into private transactions with note holders to purchase an aggregate principal amount of $6.0 million of the 4.50% notes for $6.0 million of cash. In connection with these transactions, we recorded a loss on debt extinguishment of less than $0.1 million, which included a write-off of unamortized debt issuance costs related to the purchased notes.

Long-term Debt

Our credit facility includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”).
Revolving credit agreement

Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million due to outstanding letters of credit. Our borrowing base is established monthly based on certain working capital asset balances. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021. As of September 30, 2017, our excess availability under the revolving credit agreement was $19.8 million.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of one month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. We are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of September 30, 2017, we had a $23.5 million outstanding balance on the revolving credit agreement at an interest rate of 5.39%.
Term loan agreement

The term loan agreement provides for a $50 million secured term loan which was drawn fully at the time we entered into the credit facility and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to be used only to redeem our 4.50% convertible subordinated notes due November 15, 2017. The term loan agreement matures on October 21, 2021. The amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of September 30, 2017, our interest rate on the term loan was 8.74%.
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

As of September 30, 2017, the Company was in violation of financial covenants applicable to the credit facility and, as a result, was in default under the terms of the related agreements. As further discussed in Note 12, on November 6, 2017, the Company and the lenders amended the terms of the credit facility agreements in order to, among other things, retroactively and prospectively modify the applicable financial covenants and, as a result, the covenant violations existing as of September 30, 2017 were cured. The amended credit facility agreements contains customary conditions to borrowings, events of default, restrictions, and positive and negative covenants, as more fully described in Note 12. Management’s current projections indicate, and management considers it probable, that the Company will be in compliance with covenants applicable under the amended credit facility, and be able to meet its obligations as they become due, for more than twelve months from the date these financial statements were filed. In the event the Company is unable to meet its projected results of operations, it may violate applicable covenants and result in a default under the revised credit facility agreements, which could adversely impact the Company’s ability to meet its obligations as they come due.
Debt Maturities
A summary of the scheduled maturities of principal for our outstanding debt as of September 30, 2017 is as follows (in thousands):

	Debt Maturity Due by Period
	Less than 1 Year	1 Year	2 Years	3 Years	4 Years	More than 5 Years	Total
4.50% convertible subordinated notes	$57,090	$—	$—	$—	$—	$—	$57,090

Long-term debt:
Revolving credit agreement	—	—	—	—	23,525	—	23,525
Term loan agreement	1,875	2,500	2,500	2,500	40,625	—	50,000
Total long-term debt	$1,875	$2,500	$2,500	$2,500	$64,150	$—	$73,525

Total debt	$58,965	$2,500	$2,500	$2,500	$64,150	$—	$130,615
NOTE 6: RESTRUCTURING CHARGES
Fiscal 2018 Restructuring Plan
During the first quarter of fiscal 2018, we approved a plan (“Fiscal 2018 Restructuring Plan”) to eliminate 49 positions in the U.S. and internationally to align our workforce within various functions of our business in order to meet the Company’s strategic plans. The costs associated with these actions consist of restructuring charges related to severance and benefits. During the first six months of fiscal 2018 we incurred $1.6 million of restructuring charges and paid $1.0 million under this plan with the remaining amounts to be paid during the second half of fiscal 2018.
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

Summary of Restructuring Expense
The following summarizes the type of restructuring costs included in operating expense (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Severance and benefits	$29	$(39)	$1,599	$1,450
Facilities	2	54	$758	617
Other	—	—	9	—
	$31	$15	$2,366	$2,067

Restructuring charges for the first six months of fiscal 2018 included $1.6 million of severance and benefits costs incurred as a result of the Fiscal 2018 Restructuring Plan. Additionally, we incurred $0.8 million of facilities restructuring charges in the first six months of fiscal 2018 due to a change in estimate of sublease timing and related expenses for our facilities previously used in manufacturing.

Restructuring charges for the first six months of fiscal 2017 included $1.5 million of severance and benefits costs incurred as a result of the Fiscal 2017 Restructuring Plan. Additionally, we incurred $0.6 million of restructuring charges related to facilities costs primarily due to a change in estimate of sublease timing for our facilities previously used in manufacturing.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Severance and Benefits	Facilities	Total	Severance and Benefits	Facilities	Total
Beginning balance	$1,228	$1,565	$2,793	$814	$2,649	$3,463
Restructuring costs	—	—	—	—	54	54
Adjustment of prior estimates	(35)	20	(15)	(39)	—	(39)
Cash payments	(473)	(138)	(611)	(635)	(325)	(960)
Ending balance	$720	$1,447	$2,167	$140	$2,378	$2,518

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
	Severance and Benefits	Facilities	Total	Severance and Benefits	Facilities	Total
Beginning balance	$130	$1,220	$1,350	$354	$2,383	$2,737
Restructuring costs	1,570	—	1,570	1,489	480	1,969
Adjustment of prior estimates	(35)	776	741	(39)	179	140
Cash payments	(945)	(549)	(1,494)	(1,664)	(664)	(2,328)
Ending balance	$720	$1,447	$2,167	$140	$2,378	$2,518

	As of September 30, 2017
	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Next twelve months	$720	$1,024	$1,744
October 2018 through Sept 2022	—	423	423
	$720	$1,447	$2,167

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
On August 23, 2017, shareholders of the Company approved a reduction in the number of authorized shares of the Company’s common stock from one billion shares to 125.0 million shares which was in proportion to the ratio of the Reverse Stock Split.
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

Share-Based Compensation
The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Share-based compensation:
Cost of revenue	$201	$234	$418	$514
Research and development	245	333	531	736
Sales and marketing	633	606	1,153	1,218
General and administrative	638	477	1,228	1,180
	$1,717	$1,650	$3,330	$3,648
Share-based compensation by type of award:
Restricted stock units	1,559	1,511	3,020	3,347
Stock purchase plan	158	139	310	301
	$1,717	$1,650	$3,330	$3,648
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the intrinsic value as of the respective grant date. The weighted-average grant date fair values of RSUs granted during the second quarter and first six months of fiscal 2018 were $7.53 and $7.55, respectively, and $3.36 and $3.44 during the second quarter and first six months of fiscal 2017, respectively.
A summary of activity relating to our restricted stock units follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at March 31, 2017	1,765	$6.75
Granted	1,242	7.55
Vested	(662)	7.71
Forfeited	(230)	6.92
Nonvested at September 30, 2017	2,115	$6.90

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2018 and fiscal 2017, respectively, was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2017 and September 30, 2016 were as follows:

	Three and Six Months Ended
	September 30, 2017	September 30, 2016
Option life (in years)	0.5	0.5
Risk-free interest rate	1.13%	0.40%
Stock price volatility	44.99%	81.88%
Weighted-average grant date fair value per share	$2.18	$0.23

NOTE 9: INCOME TAXES
Income taxes for the second quarter and first six months of fiscal 2018 were a provision of $0.5 million and a benefit of $0.7 million, respectively, as compared to an income tax provision of less than $0.1 million and $0.4 million for the second quarter and first six months of fiscal 2017, respectively. The tax benefit for the first six months of fiscal 2018 included the release of $1.7 million of an uncertain tax position liability upon the effective settlement with the German taxing authorities for tax audits of our German subsidiary.
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
NOTE 10: NET INCOME (LOSS) PER SHARE
The following is the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income (loss)	$(7,863)	$4,072	$(11,537)	$552

Denominator:
Weighted average shares:
Basic	34,561	33,804	34,337	33,549
Dilutive shares from stock plans	—	244	—	150
Diluted	34,561	34,048	34,337	33,699

Basic and diluted net income (loss) per share	$(0.23)	$0.12	$(0.34)	$0.02

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

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Weighted average shares excluded:
4.50% convertible subordinated notes	4.3	5.3	4.3	5.1
Stock options	0.2	0.2	0.2	0.4
Unvested restricted stock units	2.0	0.4	1.8	0.8

Interest expense excluded:
4.50% convertible subordinated notes	$0.6	$0.1	$1.4	$0.4

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2017, we had issued non-cancelable commitments for $54.5 million to purchase inventory from our contract manufacturers and suppliers.

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

Realtime Data

On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime patents. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

NOTE 12: SUBSEQUENT EVENT
As of September 30, 2017, the Company was in violation of financial covenants applicable to the credit facility which constituted an event of default under the terms of the related agreements. On November 6, 2017, the Company entered into an amendment to our credit facility, including amendments to both the revolving credit agreement and the term loan agreement, to provide the Company with an additional $20.0 million through an incremental delayed draw term loan (“IDDTL”) and to retroactively and prospectively modify certain financial covenants. As a result, the covenant violations existing as of September 30, 2017 were cured. The amended credit facility agreements contains customary conditions to borrowings, events of default, restrictions, and positive and negative covenants, described below. Management’s current projections indicate, and management considers it probable, that the Company will be in compliance with covenants applicable under the amended credit facility, and be able to meet its obligations as they become due, for more than twelve months from the date these financial statements were filed. In the event the Company is unable to meet its projected results of operations, it may violate applicable covenants resulting in a default under the revised credit facility agreements, which could adversely impact the Company’s ability to meet its obligations as they come due.
Interest rates for borrowings under the amended revolving credit agreement were adjusted to increase the margin percentages by 0.50% for either option, and interest rates for borrowings under the term loan agreement increased from LIBOR plus 7.50% to LIBOR plus 8.25%.
Financial covenants for both the revolving credit agreement and term loan agreement, including the fixed charge coverage ratio, senior net leverage ratio and total leverage ratio, were amended. The fixed charge coverage ratio multiplier was decreased by 0.25 for all quarters through maturity. The senior net leverage ratio multiplier increases in each quarter from October 1, 2017 through September 30, 2018 ranging from 0.25 to 1.50, and remains unchanged for the subsequent periods through maturity. The total leverage ratio multiplier increases in each quarter from October 1, 2017 through September 30, 2018 ranging from 0.25 to 1.75, and remains unchanged for the subsequent periods through maturity.

The minimum restricted cash requirement under the revolving credit agreement was also amended. Minimum restricted cash set at initial closing remained unchanged at $20.0 million through November 15, 2017, the payment date of the convertible notes, and was decreased to $12.0 million from the convertible notes payment date through June 30, 2018. Subsequent to June 30, 2018 through maturity, the minimum restricted cash requirement will reset each quarter based upon achievement of certain EBITDA targets, to either $12.0 million or $20.0 million. In addition, the one-time minimum liquidity requirement at November 15, 2017 after payment of our 4.50% Notes decreased from $27.0 million to $20.0 million.

Principal outstanding under the IDDTL is payable in equal installments of $1.0 million in each quarter of fiscal 2019, $2.5 million in each quarter of fiscal 2020, with the remaining outstanding balance due on June 30, 2020. In addition, the amended agreement includes certain mandatory prepayment provisions triggered by the sale of indebtedness or issuance of equity securities with certain defined limits on the proceeds to be used to repay the term loans.
In connection with the amendment, the Company incurred aggregate closing and amendment fees of $0.8 million. Additionally, the Company issued warrants to the lenders to purchase 330,000 shares of the Company’s common stock at an exercise price of $0.01 per share. Under the terms of the warrant agreement, warrants to purchase 198,000 shares of the Company’s common stock were exercisable immediately upon issuance and the ability for the warrant holders to exercise the remaining warrants to purchase 132,000 shares of the common stock are contingent upon the occurrence of specified twelve month trailing EBITDA targets and if the IDDTL has not been repaid in full by March 31, 2019.
On November 8, 2017, the Company borrowed $20.0 million under the DDTL and $20.0 million under the IDDTL.

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

Results

We had total revenue of $107.1 million in the second quarter of fiscal 2018, a $27.7 million decrease from the second quarter of fiscal 2017. The change was primarily due to a decrease in our branded revenue of $25.3 million, or 22% and a decrease in revenue from OEM sales of $2.1 million, or 3%, in each case, as compared to the second quarter of fiscal 2017. Our gross margin percentage for the second quarter of fiscal 2018 was 40.9%, a decrease of 50 basis points from the second quarter of fiscal 2017 due to a shift in revenue mix. Higher margin service revenue decreased and lower margin products comprised a higher portion of our overall product revenue. In addition, we are experiencing overall pricing pressure in the storage market, which has resulted in increased discounting of our products.

We had total revenue of $223.9 million in the first six months of fiscal 2018, a $27.1 million decrease from the first six months of fiscal 2017. The change was primarily due to a decrease in our branded revenue of $22.8 million, or 11%, and a decrease from OEM sales of $5.4 million, or 28%, in each case, as compared to the first six months of fiscal 2017, resulting primarily from lower sales in the second quarter of fiscal 2018. Our gross margin percentage for the first six months of fiscal 2018 was 42.2%, a decrease of 20 basis points from the first six months of fiscal 2017 due to the changes in revenue mix in the second quarter of fiscal 2017 as previously discussed.

Operating expenses decreased $1.6 million, or 3%, from the second quarter of fiscal 2017 primarily relating to decreased research and development costs due to lower compensation and benefits as a result of headcount reductions. Our operating results declined by $10.3 million to a loss from operations of $4.8 million in the second quarter of fiscal 2018 mainly due to a decrease in revenue as compared to the second quarter of fiscal 2017. Operating expenses decreased $0.7 million, or 1%, from the first six months of fiscal 2017 due to lower compensation and benefits as a result of headcount reductions. Our operating results for the first six months of fiscal 2018 declined $11.0 million from the same period in fiscal 2017 mainly due to the decrease in revenue during the second quarter of fiscal 2018.
We used $0.3 million in cash from operations during the first six months of fiscal 2018 compared to $2.4 million of cash generated from operations during the first six months of fiscal 2017. The change was primarily due to $8.1 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment, and a $3.1 million change in assets and liabilities, including a $10.3 million decrease in accounts receivables, a $6.5 million increase in accounts payable, offset by a $9.3 million decrease in deferred revenue.
On November 6, 2017, the Company entered into an amendment to our credit facility, including amendments to both the revolving credit agreement and the term loan agreement, to provide the Company with an additional $20.0 million through an incremental delayed draw term loan (“IDDTL”) and to retroactively and prospectively modify certain financial covenants. See Note 12, Subsequent Events, of the Notes to the Condensed Consolidated Financial Statements for details.
On November 9, 2017, we announced the departure of our Chief Executive Officer and the appointment of Adalio Sanchez, one of our directors, as interim CEO. Mr. Sanchez has agreed to serve as interim CEO while the Board undertakes a search for a new CEO.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Product revenue	$63,606	59.4%	$88,575	65.7%	$(24,969)	(28.2)%
Service revenue	34,165	31.9%	36,620	27.2%	(2,455)	(6.7)%
Royalty revenue	9,280	8.7%	9,547	7.1%	(267)	(2.8)%
Total revenue	$107,051	100.0%	$134,742	100.0%	$(27,691)	(20.6)%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Product revenue	$135,224	60.4%	$160,401	63.9%	$(25,177)	(15.7)%
Service revenue	69,411	31.0%	72,438	28.9%	$(3,027)	(4.2)%
Royalty revenue	19,274	8.6%	18,187	7.2%	$1,087	6.0%
Total revenue	$223,909	100.0%	$251,026	100.0%	$(27,117)	(10.8)%

We believe changes in our product and service revenue continue to be driven by the changing storage environment, including market demand for scale-out tiered storage and changes in demand for data protection tape products. Revenue from scale-out tiered storage solutions services decreased $12.9 million, or 28% and $10.0 million, or 12% from the second quarter and first six months of fiscal 2017, respectfully, due to decreased sales of our scale-out storage related automation and media. Revenue from branded data protection products and services decreased $12.4 million, or 18% and $12.8, or 9% from the second quarter and first six months of fiscal 2017 due to decreased revenue from both disk backup and tape automation systems and media. OEM product and service revenue, which primarily is comprised of data protection automation systems, decreased $2.0 million, or 23% and $5.4 million, or 25% from the second quarter and first six months of fiscal 2017.

Product Revenue
Total product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $25.0 million and $25.1 million in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017, respectfully. Revenue from sales of branded products decreased 9% and 22% and revenue from sales of products to OEM customers decreased 6% and 23% in the second quarter and first six months of fiscal 2018 as compared to the second quarter and first six months of fiscal 2017, respectively.

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Tape automation systems	$18,580	17.4%	$23,844	17.7%	$(5,264)	(22.1)%
Disk backup systems	3,679	3.4%	10,023	7.4%	(6,344)	(63.3)%
Devices and media	14,320	13.4%	14,564	10.8%	(244)	(1.7)%
Scale-out tiered storage*	27,027	25.2%	40,144	29.8%	(13,117)	(32.7)%
Total product revenue	$63,606	59.4%	$88,575	65.7%	$(24,969)	(28.2)%

* Scale-out tiered storage was referred to as “scale-out storage solutions” in our previous filings.

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Tape automation systems	$42,161	18.8%	$45,282	18.0%	$(3,121)	(6.9)%
Disk backup systems	10,358	4.6%	23,506	9.4%	(13,148)	(55.9)%
Devices and media	29,269	13.1%	27,318	10.9%	1,951	7.1%
Scale-out tiered storage*	53,436	23.9%	64,295	25.6%	(10,859)	(16.9)%
Total product revenue	$135,224	60.4%	$160,401	63.9%	$(25,177)	(15.7)%

* Scale-out tiered storage was referred to as “scale-out storage solutions” in our previous filings.

Product revenue from tape automation systems decreased in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 due to decreases in revenue from branded tape automation of $5.2 million and $1.1 million, respectively, as well as a decrease of $2.1 million and $1.1 million, respectively, in revenue from OEM tape automation systems.

Revenue from disk backup systems decreased in the second quarter and first six months of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to decreased sales of DXi 6900.

Product revenue from media and devices which includes tape drives and removable hard drives, and non-royalty media sales decreased during the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 primarily due to lower sales of branded media.

Our scale-out tiered storage revenue decreased during the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 primarily due to decreased sales of scale-out storage automation and media.
Service Revenue
Service revenue is primarily comprised of hardware service contracts, which are typically purchased by our customers to extend the warranty, or to provide faster service response times.  Service revenue decreased during the second quarter and first six months of fiscal 2018 as compared to the second quarter and first six months of fiscal 2017 due to decreased service revenue from our data protection products.
Royalty Revenue
Royalty revenue increased during the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of 2017 due to a 7% decrease in media cartridge sales by our licensees due to changes in market demand since fiscal 2017.

Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2017	Gross margin %	September 30, 2016	Gross margin %	Change	Basis point change
Product gross margin	$15,045	23.7%	$24,223	27.3%	$(9,178)	(360)
Service gross margin	19,448	56.9%	21,956	60.0%	(2,508)	(310)
Royalty gross margin	9,280	100.0%	9,547	100.0%	(267)	—
Gross margin	$43,773	40.9%	$55,726	41.4%	$(11,953)	(50)

	Six Months Ended
(Dollars in thousands)	September 30, 2017	Gross margin %	September 30, 2016	Gross margin %	Change	Basis point change
Product gross margin	$35,714	26.4%	$45,917	28.6%	$(10,203)	(220)
Service gross margin	39,604	57.1%	42,268	58.4%	(2,664)	(130)
Royalty gross margin	19,274	100.0%	18,187	100.0%	1,087	—
Gross margin	$94,592	42.2%	$106,372	42.4%	$(11,780)	(20)

Product Margin
Product gross margin decreased 360 and 220 basis points, respectively, during the second quarter and first six months of fiscal 2018 as compared to the second quarter and first six months of fiscal 2017, primarily due to a shift in revenue mix from higher margin products to lower margin products.
Service Margin
Service gross margin decreased 310 and 130 basis points, respectively, in the second quarter and first six months of fiscal 2018 as compared to the second quarter and first six months of 2017, primarily due to decreased service revenue from our data protection products.
Royalty Margin
Royalties do not have related cost of sales and have a 100% gross margin. Therefore, royalty gross margin dollars vary directly with royalty revenue. Royalty revenue, and therefore related gross margin dollars, decreased in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017.
Research and Development Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Research and development	$10,190	9.5%	$11,401	8.5%	$(1,211)	(10.6)%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Research and development	$20,795	9.3%	$22,459	8.9%	$(1,664)	(7.4)%

The decrease in research and development expense in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily due to the cost reduction actions taken in the first quarter of fiscal 2018, the benefits of which carried over into the second quarter of fiscal 2018, the largest of which was in compensation and benefits from lower staffing levels. Additionally, we had decreases of $0.2 million and $0.6 million in project materials in the second quarter and first six months of fiscal 2018, respectively, compared to the prior year periods.

Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Sales and marketing	$26,179	24.5%	$26,146	19.4%	$33	0.1%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Sales and marketing	$54,003	24.1%	$52,513	20.9%	$1,490	2.8%

The increase in sales and marketing expense in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily due to an increase in compensation and benefits of $0.8 million and $2.3 million, respectively, primarily related to a realignment of certain employees from general and administrative to sales and marketing roles. These increases were partially offset by decreased sales commission costs in the fiscal 2018 periods as compared to the same periods in fiscal 2017.

General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
General and administrative	$12,158	11.4%	$12,572	9.3%	$(414)	(3.3)%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
General and administrative	$24,667	11.0%	$25,532	10.2%	$(865)	(3.4)%

The decrease in general and administrative expense in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily due to the realignment of certain employees’ roles to sales and marketing impacting compensation and benefits costs and a restructuring of our information technology group that reduced headcount and eliminated several software licenses. Additionally, a $0.3 million reduction in our asset retirement obligation liability reduced facilities operating expenses in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. These reductions were offset by $0.7 million of consulting fees incurred in connection with Board initiatives in the second quarter of fiscal 2018.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Restructuring charges	$31	0.0%	$15	0.0%	$16	106.7%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Restructuring charges	$2,366	1.1%	$2,067	0.8%	$299	14.5%

For the first six months of fiscal 2018, restructuring charges were due to $1.6 million of severance and benefits costs incurred as a result of our Fiscal 2018 Restructuring Plan and $0.8 million of facilities restructuring charges due to a change in estimate of sublease timing and related expenses for our facilities included in prior restructuring plans. The vast majority of which occurred in the first quarter of fiscal 2018.

For further information regarding our restructuring actions, refer to Note 6 “Restructuring Charges” of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Other income (expense)	$77	0.1%	$10	0.0%	$67	670.0%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Other income (expense)	$175	0.1%	$166	0.1%	$9	5.4%

The increase in other income and expense in the second quarter and first six months in fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily due to an increase in interest income related to our long-term restricted cash balance which originated in the third quarter of fiscal 2017.

Interest Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Interest expense	$2,617	2.4%	$1,485	1.1%	$1,132	76.2%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of revenue	September 30, 2016	% of revenue	Change	% Change
Interest expense	$5,175	2.3%	$2,993	1.2%	$2,182	72.9%

The increase in interest expense for the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily due to interest related to outstanding amounts under our credit facility which we entered into in the third quarter of fiscal 2017.
Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2017	% of pre-tax loss	September 30, 2016	% of pre-tax income	Change	% Change
Income tax provision (benefit)	$499	(6.8)%	$45	1.1%	$454	1,008.9%

	Six Months Ended
(Dollars in thousands)	September 30, 2017	% of pre-tax loss	September 30, 2016	% of pre-tax income	Change	% Change
Income tax provision (benefit)	$(741)	6.0%	$422	43.3%	$(1,163)	(275.6)%

The income tax provision (benefit) reflects expenses for foreign income taxes and state taxes. The income tax benefit for the second quarter and first six months of fiscal 2018 as compared to an income tax provision for the second quarter and first six months of fiscal 2017 was due to the release of $1.7 million of an uncertain tax position liability upon the effective settlement with the German taxing authorities of tax audits of our German subsidiary. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.
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
Share-based Compensation
The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
Cost of revenue	$201	$234	$(33)	(14.1)%
Research and development	245	333	(88)	(26.4)%
Sales and marketing	633	606	27	4.5%
General and administrative	638	477	161	33.8%
	$1,717	$1,650	$67	4.1%

	Six Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
Cost of revenue	$418	$514	$(96)	(18.7)%
Research and development	531	736	(205)	(27.9)%
Sales and marketing	1,153	1,218	(65)	(5.3)%
General and administrative	1,228	1,180	48	4.1%
	$3,330	$3,648	$(318)	(8.7)%

The decrease in share-based compensation expense in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to a decrease in compensation related to restricted stock units resulting from a decrease in the number of outstanding restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Financial Condition
As of September 30, 2017, we had $9.5 million of cash and cash equivalents, which is comprised of cash deposits.
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

The following is a description of our existing capital resources including outstanding balances, funds available to borrow and primary repayment terms including interest rates. As of September 30, 2017, we had outstanding borrowings of $57.1 million in aggregate principal amount of the 4.50% notes, $50.0 million under the term loan and $23.5 million under the revolving credit agreement.

On October 21, 2016 (“closing date”), we entered into a credit facility which includes a revolving credit and security agreement entered into with PNC Bank, National Association (“revolving credit agreement”) and a term loan credit and security agreement entered into with TCW Asset Management Company LLC (“term loan agreement”).
Revolving credit agreement
Under the revolving credit agreement, we have the ability to borrow the lesser of $80 million or the amount of the monthly borrowing base, which is reduced by $1.0 million due to outstanding letters of credit. Our borrowing base is established monthly. The revolving credit agreement also includes an uncommitted accordion in an amount up to $20 million. The revolving credit agreement matures on October 21, 2021. As of September 30, 2017, our availability under the revolving credit agreement was $19.8 million.
Borrowings under the revolving credit agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) the base rate, (ii) the Federal funds rate plus 0.50% and (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. The base rate is defined in the revolving credit agreement. We are required to pay a 0.375% commitment fee on undrawn amounts under the revolving credit agreement on a quarterly basis, which is recorded as interest expense in the period incurred. As of September 30, 2017, the weighted average interest rate on our revolving credit agreement was 5.39% and we paid $0.6 million of interest during the first six months of fiscal 2018.
The terms of the revolving credit agreement also require us to establish a minimum cash reserve balance of $20.0 million, which we have classified as long-term restricted cash. Up to $8.0 million of this amount is available to repay our 4.50% notes at maturity on November 15, 2017, subject to any amount so utilized being reestablished by April 1, 2018.

Term loan agreement
The term loan agreement provides for a $50 million secured term loan which we drew fully on the closing date and $20 million of a senior secured delay draw term loan (“DDTL”). Borrowings under the DDTL are restricted to only be used to redeem our 4.50% convertible subordinated notes due November 15, 2017. The term loan agreement matures on October 21, 2021. The principal amount outstanding under the term loan is to be repaid on a quarterly basis in an amount equal to 1.25% of the original principal amount beginning on March 31, 2018, with any remaining principal balance due on the maturity of the term loan.
Borrowings under the term loan agreement bear interest at a rate per annum equal to, at our option, either (a) the greatest of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of one month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. The senior net leverage ratio is defined in the term loan agreement. As of September 30, 2017, our interest rate on the term loan was 8.74% and we paid $3.0 million of interest during the first six months of fiscal 2018.

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

As of September 30, 2017, the Company was in violation of financial covenants applicable to the credit facility which constituted an event of default under the terms of the related agreements. On November 6, 2017, the Company entered into an amendment to our credit facility, including amendments to both the revolving credit agreement and the term loan agreement, to provide the Company with an additional $20.0 million through an incremental delayed draw term loan (“IDDTL”) and to retroactively and prospectively modify certain financial covenants. As a result, the covenant violations existing as of September 30, 2017 were cured. The amended credit facility agreements contains customary conditions to borrowings, events of default, restrictions, and positive and negative covenants, described below. Management’s current projections indicate, and management considers it probable, that the Company will be in compliance with covenants applicable under the amended credit facility, and be able to meet its obligations as they become due, for more than twelve months from the date these financial statements were filed. In the event the Company is unable to meet its projected results of operations, it may violate applicable covenants resulting in a default under the revised credit facility agreements, which could adversely impact the Company’s ability to meet its obligations as they come due.

Interest rates for borrowings under the amended revolving credit agreement were adjusted to increase the margin percentages by 0.50% for either option, and interest rates for borrowings under the term loan agreement increased from LIBOR plus 7.50% to LIBOR plus 8.25%.
Principal outstanding under the IDDTL is payable in equal installments of $1.0 million in each quarter of fiscal 2019, $2.5 million in each quarter of fiscal 2020, with the remaining outstanding balance due on June 30, 2020. In addition, the amended agreement includes certain mandatory prepayment provisions triggered by the sale of indebtedness or issuance of equity securities with certain defined limits on the proceeds to be used to repay the terms loans.
Financial covenants for both the revolving credit agreement and term loan agreement, including the fixed charge coverage ratio, senior net leverage ratio and total leverage ratio were amended. The fixed charge coverage ratio multiplier was decreased by 0.25 for all quarters through maturity. The senior net leverage ratio multiplier increases in each quarter from October 1, 2017 through September 30, 2018 ranging from 0.25 to 1.50, and remains unchanged for the subsequent periods through maturity. The total leverage ratio multiplier increases in each quarter from October 1, 2017 through September 30, 2018 ranging from 0.25 to 1.75, and remains unchanged for the subsequent periods through maturity.

The minimum restricted cash requirement under the revolving credit agreement was also amended. Minimum restricted cash set at initial closing remained unchanged at $20.0 million through November 15, 2017, the payment date of the convertible notes, and was decreased to $12.0 million from the convertible notes payment date through June 30, 2018. Subsequent to June 30, 2018 through maturity, the minimum restricted cash requirement will reset each quarter based upon achievement of certain EBITDA targets, to either $12.0 million or $20.0 million. In addition, the one-time minimum liquidity requirement at November 15, 2017 after payment of our 4.50% Notes decreased from $27.0 million to $20.0 million.

On November 8, 2017, the Company borrowed $20.0 million under the DDTL and $20.0 million under the IDDTL, $20.0 million of which will be used to repay the convertible notes as described below.
Convertible subordinated debt

In the third quarter of fiscal 2013, we issued $70 million aggregate principal amount of 4.50% convertible subordinated notes (the “4.50% Notes”) due November 15, 2017 of which $57.1 million was outstanding at September 30, 2017. These notes are convertible into shares of our common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. The 4.50% Notes require semi-annual interest payments paid on May 15 and November 15 of each year and have no early call provisions. We paid $1.5 million of interest on the 4.50% Notes in the first six months of fiscal 2018. We plan to pay off our 4.50% Notes using $20.0 million of proceeds from the DDTL, up to $8.0 million of accessible restricted cash, capacity under our credit facility, each as described above, and, as needed, available cash balances. Accordingly, our cash interest expense is expected to increase following the repayment of the 4.50% Notes.

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
We have taken many actions in recent years and are continuing to take such actions to offset the negative impact of economic uncertainty and slow economic growth and their impact on the data protection and scale-out storage markets. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, shifts in customer purchasing behavior or risks inherent in our supply chain as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable cash flow from operating activities could result in:

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

Cash Flows
Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2017	September 30, 2016
Net income (loss)	$(11,537)	$552
Net cash provided by (used in) operating activities	(304)	2,381
Net cash used in investing activities	(872)	(1,254)
Net cash used in financing activities	$(2,360)	$(5,474)
Six Months Ended September 30, 2017
The $10.9 million difference between net loss and net cash used in operating activities during the six months ended September 30, 2017 was due to $8.1 million in non-cash items, the largest of which were share-based compensation, depreciation and service parts lower of cost or market adjustment, and a $3.1 million change in assets and liabilities, including a $10.6 million decrease in accounts receivable, a $6.5 million increase in accounts payable, offset by a $9.3 million decrease in deferred revenue. The changes in accounts receivable and accounts payable were due to timing of payments and receipts of trade receivables. The decrease in deferred revenue was largely due to a decrease in deferred service contracts, primarily driven by seasonality. The majority of our service contracts renew in our third and fourth fiscal quarters.
Cash used in investing activities was due to purchases of property and equipment offset by a return of capital on an investment.
Cash used in financing activities was primarily due to $4.2 million of net repayments on the revolving credit agreement.
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
Cash used in financing activities was primarily due to $5.5 million of net repayments of borrowings under the Wells Fargo credit agreement.

Off Balance Sheet Arrangements

Commitments to Purchase Inventory

We use contract manufacturers for our manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We have similar arrangements with certain other suppliers. We are responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2017, we issued non-cancelable commitments for $54.5 million to purchase inventory from our contract manufacturers and suppliers.

Contractual obligations
The table below summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Long-term debt	$7,458	$22,966	$64,518	$—	$94,942
Convertible subordinated debt	57,411	—	—	—	57,411
Purchase obligations	54,501	—	—	—	54,501
Operating leases:
Lease payments	9,019	13,726	4,833	1,706	29,284
Sublease rental income	(1,482)	(1,969)	(327)	—	(3,778)
Total operating leases	7,537	11,757	4,506	1,706	25,506

Total contractual cash obligations	$126,907	$34,723	$69,024	$1,706	$232,360

The contractual commitments shown above include $21.7 million in interest payments on our various debt obligations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK
Interest Rate Risk
Changes in interest rates affect interest income earned on our cash equivalents. During the first six months of fiscal 2018, interest rates on these funds were under 1.0%, and we earned negligible amounts in interest income, thus a hypothetical 100 basis point decrease in interest rates would have an insignificant impact on interest income.
In addition, changes in interest rates affect interest expense on our borrowings under the revolving loan agreement and the term loan agreement. Under the term loan agreement and the revolving loan agreement, we had $50.0 million and $23.5 million outstanding borrowings at an interest rate of 8.74% and 5.39%, respectively, as of September 30, 2017. A hypothetical 100 basis point would result in an approximate $0.7 million change in our annual interest expense on our outstanding borrowings as of September 30, 2017.

Our convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point have no impact on our interest expense. However, as discussed above, following repayment of these notes, our exposure to interest rate risk will likely increase as we have increased amounts outstanding under the term loan agreement and revolving credit agreement.
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
ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our principal executive officer (‘PEO’) and our principal financial officer (‘PFO’). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the PEO and PFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on the controls evaluation, our PEO and PFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls were effective.

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

Realtime Data

On July, 22 2016, Realtime Data LLC d/b/a IXO(“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime patents. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.
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

The recent weakness we have seen in the general storage and backup market, and the resulting underperformance of our data protection business, which is the primary driver of our overall cash flow and operating income, has placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. If we are not successful in implementing planned changes to our business or our results turn out to be lower than expected, we may violate covenants in our credit facility agreements, which could result in a default under our credit facility agreements. For example, in the three months ended September 30, 2017, we violated certain covenants under our credit facility which resulted in an event of default. Although we retroactively and prospectively modified certain covenants to cure the covenant breach and reduce the risk of another breach, we cannot be sure that we will not breach our covenants or any other covenants or that our lenders will not seek to enforce any or all remedies against us, including accelerating our obligations under our credit facility.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible notes, or to make cash payments in connection with our convertible notes or our credit facility, as well as our ability to fund our ongoing operations and invest in our business depends on our ability to generate cash in the future. Our ability to generate cash depends on future performance, which is subject to economic, among other things, financial, competitive and other factors beyond our control. Further, as our indebtedness reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. We plan to pay off our 4.50% Notes using our excess capacity under our credit facility as well as cash generated from operations. Accordingly, our cash interest expense will increase following the repayment of the notes and we will be required to repay all amounts as scheduled under the terms of the credit facility.
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
In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Loss of this data could cost our customers significant amounts of money, directly and indirectly as a result of lost revenues, intellectual property or proprietary business information or other harm to their business. We could also potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or is in excess of our insurance coverage could harm our business.

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
A portion of our sales are to various agencies and departments of the U.S. federal government, and funding cuts to federal spending can adversely impact our revenue. The American Taxpayer Relief Act of 2012 implemented automatic spending cuts beginning March 1, 2013. Between October 1, 2013 and October 16, 2013, the U.S. government partial shutdown caused reductions, cancellations and delayed orders. Future spending cuts by the U.S. federal government or changes in its procurement processes or criteria or changes in government budget priorities could decrease revenue from sales to the federal government that could materially and adversely affect our results of operations.
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
In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, from strategic management decisions and to rationalize our operations following acquisitions. In each of the last three fiscal years we implemented restructuring plans to eliminate certain positions in the U.S. and internationally. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. As previously announced, we have engaged an outside consultant to help identify and deliver financial impairments in the business. Accordingly, we may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.
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
In addition, over the last several years, we have experienced significant changes in our Board of Directors and certain senior management, including most recently, the departure of our CEO in November 2017. These changes could cause uncertainty or instability among our employees which could also adversely affect our ability to retain and hire key personnel and may result in reduced productivity by our employees. Further, significant turnover could have an adverse effect on our relationships with third parties, including customers and suppliers.
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
A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce and fulfill orders for our products that use service providers for repairs and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Singapore, Mexico, the Philippines, Thailand, Taiwan, Switzerland, Germany, Czech Republic, and the United Kingdom.
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

•	Recruiting employees in highly competitive markets and wage inflation in certain markets;

•	Potential restrictions on the transfer of funds between countries;

•	Political instability, military, social and infrastructure risks, especially in emerging or developing economies;

•	Import and export duties and value-added taxes;

•	Natural disasters and other potential effects of climate change, including earthquakes, flooding, typhoons and tsunamis; and

•	Cultural differences that affect the way we do business.
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

•
Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped or other delays in shipping due to factors outside of our control;

•	Changes in product and revenue mix;

•	New product announcements by us or our competitors which may cause delays in purchasing;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large orders (defined as orders greater than $200,000);

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Restructuring actions or unexpected costs;

•	Foreign exchange fluctuations; and

•
Interruptions in deliveries of supplier and/or customer shipments due to natural disasters and other potential effects of climate change, including earthquakes, flooding, hurricanes, typhoons, tsunamis, and wildfires.

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

Our facilities or business operations, or those of our suppliers or customers, may be subject to interruptions caused by natural disasters or other potential effects of climate change, including earthquakes, flooding, hurricanes, typhoons, tsunamis, and wildfires. As a result of these events, we or our suppliers or customers may be unable to:

•	Receive shipments of inventory required to build products;

•	Access, use, or ship previously built inventory;

•	Ship finished products required to recognize revenue;

•	Maintain sufficient availability of employees or third party resources required to build or ship product or perform other necessary operational or administrative duties;

•	Maintain the technology infrastructure required to build or ship product, perform other necessary operational or administrative duties, or communicate effectively within or outside of the company; or

•	Access key facilities.

Although we maintain business interruption insurance, it may not cover potential claims of these types or may not be adequate to reimburse related losses or expenses incurred. Any such losses or expenses that are not covered by insurance or in excess of our insurance coverage could have a material and adverse effect on our business.
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
We have limited control over the quality of products and components produced and services provided by our supply chain and third party contract manufacturing and service business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Our third party business partners or sub-tier suppliers selected by the primary third party could have process control issues or could select components with latent defects that manifest over a longer period of time. We may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations.
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
Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	General economic conditions;

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Large or sudden purchases or sales of stock by existing or new investors, including activist investors;

•	Quarterly variations in our results of operations;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	Failure to comply with applicable regulatory requirements or any investigations or enforcement actions related to a potential failure to comply with applicable regulations;

•	Significant changes in our brand or reputations;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	Changes in our capital structure, including issuance of additional debt or equity to the public or incurring additional debt;

•	Changes in our Board or Senior Management; and

•	Strategic acquisitions.
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
We are subject to numerous U.S. and international laws and requirements regarding corporate conduct, fair competition, corruption prevention and import and export practices, including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, and we have incurred costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements or failure to adequately discover or disclose a violation of those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and results of operations.
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

Although the Settlement Agreement resolved matters between VIEX and the Company relating to the election of directors at the Company's annual meetings of stockholders held in March and August 2017, VIEX or other stockholders may pursue a proxy contest at future annual meetings or other plans or proposals with respect to the Company. These matters might require us to incur significant legal and other third party fees and expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business, financial condition and results of operations.

Under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may result in a change of control under the severance and change of control agreements we have with our management. Pursuant to the severance and change in control agreements, certain severance payments may be triggered following a change of control, but only upon there being a qualifying termination that occurs within twelve months of any such change of control. The changes to the Board required by the Settlement Agreement constituted a change of control as defined in the Company's change of control agreements, effective as of May 4, 2017.

In addition, under certain circumstances arising out of or related to a proxy contest or threatened proxy contest or the nomination of directors by a stockholder, a change in the composition of the Board may also result in a change of control under certain contracts with third parties, including our directors’ and officers’ liability insurance, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business.

ITEM 5. OTHER INFORMATION
On November 6, 2017, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effect a reduction in its authorized common stock from 1,000,000,000 to 125,000,000. The Certificate of Amendment was approved by stockholders at the Company’s annual meeting of stockholders held on August 23, 2017.

A copy of the Certificate of Amendment is filed as Exhibit 3.1 hereto.

ITEM 6. EXHIBITS
The Exhibit Index beginning on page 46 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 9, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to the Amended Certificate of Incorporation of Quantum Corporation ‡
10.1
Offer letter, dated August 31, 2017, between registrant and Mr. Rau (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017)*

10.2	Long-term incentive plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2017)*
10.3	Executive officer incentive plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2017)*
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡       Filed herewith.
†       Furnished herewith.
* Indicates management contract or compensatory plan, contract or arrangement.