Form 10-K
period 2019-03-31
QUANTUM CORP /DE/
filed 2019-08-06
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 1-13449

QUANTUM CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	94-2665054
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 550 San Jose, California	95510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 944-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QMCO	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange (on which Registrant was listed) on September 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $64,344,842. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who held more than 5% of the outstanding shares of common stock as of September 28, 2018, have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that such person is an “affiliate” of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of September 28, 2018 was 35,551,570

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Quantum Corporation and its consolidated subsidiaries (“Quantum”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, the impact of the U.S. Tax Cuts and Job Act of 2017, including the effect on deferred tax assets, net earnings, net earnings per share, cash flows, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, as well as the execution of transformation and restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Quantum and its financial performance; any statements regarding pending investigations, claims or disputes; the resolution of pending investigations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing Quantum’s businesses; the competitive pressures faced by Quantum’s businesses; risks associated with executing Quantum’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of Quantum’s products and the delivery of Quantum’s services effectively; the protection of Quantum’s intellectual property assets, including intellectual property licensed from third parties; risks associated with Quantum’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by Quantum and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; and the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of Quantum’s business) and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in Quantum’s other filings with the Securities and Exchange Commission. Quantum assumes no obligation and does not intend to update these forward-looking statements.

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended March 31, 2019 includes Quantum Corporation’s (“Quantum”, the “Company”, “us” or “we”) audited consolidated financial statements for the fiscal years ended March 31, 2019, 2018 and 2017. The consolidated financial statements for the fiscal year ended March 31, 2017 and selected financial data for the fiscal years ended March 31, 2017, 2016 (unaudited) and 2015 (unaudited) are restated.

Background of Special Committee Investigation and Subsequent Management Review

On January 11, 2018, we received a subpoena from the Securities and Exchange Commission (“SEC”) regarding our accounting practices and internal controls related to revenue recognition for transactions commencing April 1, 2016. As a result, we postponed the release of our financial results for the third quarter of fiscal 2018. In February 2018, the Audit Committee (“Audit Committee”) of our Board of Directors (“Board”), and subsequently a special committee of the Board (the “Special Committee”) consisting of two members of the Audit Committee, conducted an internal investigation, with the assistance of independent accounting and legal advisors, into matters related to our accounting practices and internal control over financial reporting related to revenue recognition for transactions occurring between January 1, 2016 and March 31, 2018.

In September 2018, the Special Committee substantially completed and finalized its principal findings with respect to its investigation. The principal findings included a determination that we engaged in certain business and sales practices that may have undermined our historical accounting treatment for transactions with several key distributors and at least one end customer. The Special Committee found that the identified transactions potentially affected by such practices commenced at least in the fourth quarter of fiscal 2015 and continued at least through the fourth quarter of fiscal 2018. The

Special Committee also found that these business and sales practices may have resulted in the Company recognizing revenue for certain transactions prior to satisfying the criteria for revenue recognition required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

Upon the recommendation of the Audit Committee and as a result of the investigation by the Special Committee and after consultation with our management, on September 14, 2018, our Board of Directors concluded that our previously issued consolidated financial statements and other financial data for the fiscal years ended March 31, 2015, 2016 and 2017 contained in our Annual Reports on Form 10-K, and our condensed consolidated financial statements for each of the quarterly and year-to-date periods ended June 30, 2015, September 30, 2015, December 31, 2015, June 30, 2016, September 30, 2016, December 31, 2016, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should not be relied upon and required restatement. Our Board also determined that our disclosures related to these financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting and disclosure controls and procedures, should not be relied upon.

In response to the findings of the Special Committee, we conducted a thorough review of our financial records for fiscal years ended March 31, 2015, 2016, 2017 and 2018 to determine whether further restatement adjustments were necessary. We concluded that there were material misstatements in the consolidated financial statements for the fiscal years ending March 31, 2015, 2016 and 2017, as well as in the unaudited condensed consolidated financial statements for the quarterly periods June 30, 2016, September 30, 2016, December 31, 2016, June 30, 2017, and September 30, 2017, in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections.

We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to September 30, 2017. The consolidated financial statements and related financial information contained in any of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed during the period commencing with the fourth quarter of fiscal 2015 and prior to this Annual Report on Form 10-K for the fiscal year ended March 31, 2019 should no longer be relied upon. We have restated our consolidated financial statements for the fiscal year ended March 31, 2017 and included restated financial data and discussion related to the three months ended June 30, 2017 and the three- and six-month periods ended September 30, 2017 that would typically be disclosed in a Quarterly Report on Form 10-Q. Additionally, because we have failed to file Quarterly Reports on Form 10-Q for the fiscal quarter and year to date periods ended December 31, 2017, June 30, 2018, September 30, 2018 and December 31, 2018, we have included the financial data and discussion typically disclosed in a Quarterly Report on Form 10-Q for these periods. The restatement also affects the fiscal years ended March 31, 2015 and 2016 and the impact of the restatement on those fiscal years is included in Item 6 Selected Financial Data included in this Annual Report on Form 10-K.

Note 2: Restatement and Note 13: Quarterly Financial Data (unaudited) to our consolidated financial statements in this Annual Report on Form 10-K disclose the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments.

Internal Control over Financial Reporting

As part of our review of our financial records for the Non-Reliance Periods, management, including our Chief Executive Officer and our Chief Financial Officer, assessed our internal control over financial reporting as of March 31, 2019. Based upon this assessment, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2019. In addition, our Chief Executive Officer and Chief Financial Officer have evaluated the findings and conclusions of the Special Committee’s investigation, as well as the review of our financial records, and based on this evaluation, taken together with the identified material weaknesses, have concluded that our disclosure controls and procedures were not effective at March 31, 2019. We have identified and implemented actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We intend to continue these remediation activities, including ongoing efforts to enhance our resources and train our employees on financial reporting and disclosure responsibilities, and the periodic review of such actions with the Audit Committee. For more information about management’s determinations related to our internal control over financial reporting, including the identified material weaknesses, and our disclosure controls and procedures, as well as our remediation activities, please see Item 9A Controls and Procedures of this Annual Report on Form 10-K.

Our independent auditors, Armanino LLP, have audited management’s assessment of internal control over financial reporting as of March 31, 2019 and in their opinion concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) because of the identified material weaknesses in our internal control over financial reporting existed as of March  31, 2019.

PART I

ITEM 1.	BUSINESS

Business Description

Quantum, founded in 1980 and reincorporated in Delaware in 1987, is a leader in storing and managing video and video-like data. We deliver top streaming performance for video and rich media applications, along with low cost, high density massive-scale data protection and archive systems. We help customers capture, create and share digital data and preserve and protect it for decades. Our software-defined storage solutions span from non-volatile memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives (“HDD”), tape and the cloud and are tied together leveraging a single view of the entire data environment. Our software-defined approach to storage management that combines storage, compute, and virtualization in one physical unit is broadly known in our industry as an example of “hyperconverged storage.” We work closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs. The world’s leading entertainment companies, sports franchises, researchers, government agencies, enterprises, and cloud providers make the world happier, safer, and smarter on our systems.

Our high-performance shared storage systems enable accelerated and collaborative access to critical data. Powered by our StorNext software, our systems provide high performance and availability to enable movie and TV production, analysis of patient records, analysis of video and image data for government and military applications, and more. We sell our StorNext software with hyperconverged storage infrastructures that are built using a combination of NVMe, SSD, HDD, tape, and cloud storage technologies. We have recently refreshed this entire product line, and introduced the Quantum F-Series, an ultra-fast, highly available NVMe storage array for editing, rendering, and processing of video content and other large unstructured data sets.

Our tape storage provides low cost, long-term data storage for archiving and retention, as well as offline storage to protect against ransomware. Tape storage is a critical technology for long-term off-line storage of data, both in the cloud and on-premise, and is a critical component of enterprise data protection strategies. We continue to be a market leader in tape storage utilizing industry-leading performance, reliability, scalability, and manageability.

We also recently released the Quantum VS-Series and Quantum R-Series. The Quantum VS-Series is a hyperconverged platform designed for surveillance and industrial applications for the Internet of Things, (“IoT”), and enables security and facilities departments to efficiently record and store surveillance footage and run an entire security infrastructure on a single, software-defined platform. Our Quantum R-Series is removable storage designed to capture data in vehicles where the storage device must be more rugged. We describe the Quantum R-Series as “ruggedized” to emphasize the additional physical protection we build into the product so that it operates as intended in the air, on the road, on rails, and in battlefield environments. The Quantum R-Series addresses use cases such as the development of advanced driver-assistance systems, (“ADAS”), and mobile military and surveillance applications. This product can capture data in real world environments, and then makes this data quickly available for processing and use.

We are a member of the consortium that develops, patents, and licenses Linear Tape-Open, (or “LTO® tape”) technology to media manufacturing companies. We receive royalty payments for LTO media technology sold under licensing agreements. We have also entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies.

We are focused on driving profitable revenue growth and long-term shareholder value by capitalizing on the growth in video and high-resolution image data across industries and verticals.

Industry Background

For the markets and customers that we serve, storing and managing large amounts of video, image and sensor data has become a key challenge. Video and other imaging data is becoming increasingly prevalent in every industry. Some examples of this ever-growing trend include:

•	The media and entertainment industry producing more high-resolution content for movies and TV shows;

•	Large corporations producing video content for marketing and advertising, and for internal training and communication purposes;

•	Surveillance cameras for city surveillance, critical infrastructure, higher education, retail, restaurants, and more;

•	Military and defense applications that manage images and video from drones and satellites;

•	High-resolution MRI images and genome sequencing data generated by medical research institutions;

•	Video, image, and sensor data captured on the manufacturing floor;

•	Video, image, and sensor data produced by cars as part of ADAS and autonomous vehicle development.

This video and imaging data is growing exponentially, and in the next few years, this video data will represent the vast majority of the data on the planet. This class of data presents a unique set of challenges for our customers. These datasets are exponentially larger than the average corporate database, they are costly and technically difficult to store and process in the cloud, and many of the data services designed for databases and other corporate applications do not work with this data. Video and image data is very difficult to search, and yet it is the data that has the most value to the business lines of many of our customers. This presents both a challenge and an opportunity. Lastly, these datasets typically have a lifecycle that initially requires very high performance for creation, intake, cataloging, analysis and collaboration, and then needs to be archived and protected for decades at a low cost. Our products have been designed to address these needs.

Products

High-Performance Shared Storage Systems

At the core of our high-performance shared storage product line is our Quantum StorNext software that enables high-performance video editing and management of large video and image datasets. Major broadcasters, studios, post-production companies, sports franchises, and corporate video entities around the world use StorNext.

Our StorNext software is a parallel file processing system that provides fast streaming performance and data access, a shared file storage environment for Apple Macintosh, Microsoft Windows, and Linux workstations, and intelligent data management to protect data across its lifecycle. StorNext runs on standard servers and is sold with storage arrays that are used within the StorNext environment. These storage arrays include:

•	The Quantum F-Series: A line of ultra-fast, highly available NVMe SSD flash storage arrays for editing, rendering, and processing of video content and other large unstructured datasets.

•	Quantum QXS-Series: A line of high performance, reliable hybrid storage arrays, offered with either HDDs, SSDs, or some combination of the two.

Customers are now deploying the StorNext file system with a combination of NVMe storage and more traditional SSD and HDD storage to balance cost and performance. Our StorNext software can also manage data across different types, or pools, of storage, such as public cloud object stores and disk-based object storage systems. StorNext supports a broad range of both private and public object stores to meet customer needs. For customers that archive video and image data for years, StorNext is also integrated with our tape storage, and can assign infrequently-used but important data to tape to create a large-scale active archive.

Tape Storage

Our Scalar® tape systems are low-cost, long-term data storage used by the biggest clouds and leading enterprises to archive and preserve digital content for decades. The product line scales from entry-level libraries for small backup environments up to massive petabyte and even exabyte scale archive libraries.

Our tape systems provide storage density, offline secure storage to protect against ransomware and malware, and an intelligent, advanced diagnostics engine designed to reduce downtime and operational expense relative to other tape systems. Quantum tape systems are used by thousands of enterprises around the world as well as by large cloud service providers. In addition to the Quantum Scalar tape systems, we also sell LTO tape cartridges as well as standalone LTO tape drives for small business and desktop use.

Backup Storage Systems

Our DXi backup systems provide high-performance, scalable storage for backup and multi-site disaster recovery. Our variable-length de-duplication technology maximizes data reduction, our replication engine enables multi-site protection and data recovery, and our high-efficiency design enables customers to maximize backup performance while minimizing data center footprint.

Surveillance and Industrial IoT Storage Systems

Our Quantum VS-Series is the latest addition to our high-performance video platform portfolio. Our VS-Series product line is a hyperconverged surveillance platform that enables security departments and facilities departments to retain more surveillance footage at low cost and converge and run entire building operations on a single box.

At the core of our VS-Series product line is the Quantum Cloud Storage Platform software. This software provides software-defined, high-performance block storage to record and store video, but also is a hyperconverged software platform for running video management system, or VMS applications, as well as other building and security applications, such as access control, lighting, and HVAC applications.

We offer our VS-Series in a wide range of appliance configurations, including small mini-towers ideal for five to ten camera environments such as a restaurant, retail chain, or gas station, and rackmount-able servers that can scale out to handle hundreds and thousands of cameras for large security deployments.

Ruggedized Storage Systems

We recently introduced our Quantum R-Series, a line of ruggedized, removable storage systems for in-vehicle data capture, mobile surveillance and military applications. Our R-Series has a more physically rugged design and low power requirements, so that it can be deployed in the trunk of a self-driving car, as well as in a bus, train, airplane, and even military vehicles. Our R-Series includes a removable storage magazine so that data generated in the vehicle can be easily uploaded to a shared storage environment, such as our Quantum StorNext file system, for processing and analytics.

Quantum Services

We offer a broad range of services to complement our systems and technology. Our services have historically included maintenance, implementation and training services to provide the best overall customer experience.

We recently introduced a new line of Distributed Cloud Services, a suite of services offered to complement more traditional implementation and maintenance services. Our Distributed Cloud Services are designed to provide the benefits of our products and technology with a cloud-like user experience, either via fully managed Operational Services, or via Storage-as-a-Service, (“STaaS”) offerings. At the core of our Distributed Cloud Services is our Cloud-Based Analytics, (“CBA software”). Quantum products can connect to our CBA software to send log files and other telemetry data about our customers’ environments to this central hub, making them part of our distributed cloud. Our global services team can then proactively manage each customer’s environment in a manner customized to that customer’s needs.

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering long-term storage for archiving and retention or data protection storage solutions. Consequently, our ability to provide comprehensive installation and integration services as well as maintenance services can be a noteworthy competitive advantage to attract new customers and retain existing customers. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our comprehensive service capabilities and performance.

Our extensive use of technology and innovative product intelligence allows us to scale our global services operations to meet the needs of our customers. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on our products. Customers with high availability requirements may also purchase additional service to obtain faster response times on our high-performance shared storage systems, tape systems, and disk backup systems. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products. In addition to these traditional installation and maintenance services, we also provide project management, managed services and other value-add services to enhance our customer’s experience and engagement. These incremental services create a deeper relationship with customers that enables them to maximize the value of their Quantum solution and better positions us to retain our customers through technology transitions.

We generally warrant our hardware products against defects for periods ranging from one to three years from the date of sale. We provide warranty and non-warranty repair services through our service team and third-party service providers. In addition, we utilize various other third-party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

We compete in an industry characterized by rapid technological change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are focused on technology and services to make our storage systems smarter and easier to manage at scale; software enhancements to make our storage more searchable and accessible, software-defined hyperconverged storage technology, next generation solid-state and hard-drive storage system software, data deduplication and other data reduction technologies, and making tape even more efficient as a storage medium for long term archival storage.

We continue to invest in research and development to improve and expand our product lines and introduce new product lines such as the Quantum F-Series, Quantum VS-Series and Quantum R-Series. Our research and development costs were $32.1 million, $38.6 million, and $44.4 million for fiscal 2019, 2018 and 2017, respectively.

Sales and Distribution Channels

Quantum Product Sales Channels

For our products, we utilize distributors, VARs and DMRs. Our integrated reseller program provides our channel partners the option of purchasing products directly or through distribution channels and provides them access to a more comprehensive product line. Additionally, we sell directly to a number of large corporate entities and government agencies.

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

Customers

Our sales are typically concentrated with several key customers, as we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 33%, 29%, 28% revenue in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. During the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 no customers represented 10% or more of the Company’s total revenue.

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

Our high-performance shared storage systems primarily face competition from the EMC business unit of Dell Inc., (“Dell”), International Business Machines Corporation, (“IBM”), NetApp, Inc., (“NetApp”), and other content storage vendors in the media and entertainment industry as well as government agencies and departments.

Our tape storage primarily compete in the midrange and enterprise reseller and end user markets with IBM, Oracle Corporation and SpectraLogic Corporation as well as Hewlett-Packard Enterprise Company, (“HPE”), through its OEM relationship with other tape system suppliers. Competitors for entry-level and OEM tape systems include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk backup products and cloud storage are an indirect competitive alternative to tape storage.

Our backup storage systems primarily compete with products sold by Dell, HPE and Veritas Technologies LLC. Additionally, several software companies that have traditionally been partners with us have deduplication features in their products and will, at times, compete with us. A number of our competitors also license technology from other competing companies.

For standalone LTO tape drives, our main competitor is IBM, which develops and sells its own LTO tape drives. We also face competition from disk alternatives, including removable disk drives in the entry-level market.

Manufacturing and Supply Chain

We are in the process of transitioning our supply chain and manufacturing operations to deliver a variable cost model while improving customer delivered quality and service. This process includes the transition to a multi-geographical manufacturing model using a configure-to-order methodology; a redesign of our service and supplier network; and talent acquisition and development. Our supply chain and manufacturing strategy minimizes geo- political and environmental causal risks and provides flexibility to support demand fluctuations by region, further enhancing our variable cost structure.

Manufacturing of our tape systems is performed in the U.S. and Mexico with supporting third-party logistics companies in the Europe, Middle East and Africa region, or (“EMEA”), and the Asia-Pacific region, or (“APAC”). Our backup storage systems are integrated in the U.S. with supporting third-party logistics companies in EMEA and APAC. The value of utilizing well-run logistics companies and supply chain solutions is that our product logistics is optimized for cost reductions with a competitive advantage allowing the physical flow and information flow to work together seamlessly.

Our tape media is manufactured in Japan and distributed globally.

Intellectual Property and Technology

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2019, we hold approximately 332 U.S. patents and have 46 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products have infringed on their patents. We are not knowingly infringing any third-party patents. Should it ultimately be determined that licenses for third-party patents are required, we will undertake best efforts to obtain such licenses on commercially reasonable terms. See Item 3 Legal Proceedings for additional disclosures regarding lawsuits alleging patent infringement.

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

We, along with HPE and IBM, belong to the LTO Consortium, an organization that licenses the Consortium members’ patents covering the LTO specifications. Media manufacturers and other parties take licenses to the LTO Consortium patent pool in exchange for a royalty payment to the Consortium, which then distributes the royalties to each of the three Consortium members. More details regarding the Consortium and participants in the licensing arrangements available to manufacturers and other parties are available at www.lto.org.

Segment Information

We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 15 Geographic Information to the consolidated financial statements and risks attendant to our foreign operations is set forth below in Item 1A Risk Factors.

Seasonality

As is typical in our industry, we generally have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the first and second quarters of each calendar year, or our fiscal fourth quarter and fiscal first quarter, respectively.

Backlog

We believe that product backlog has not been a meaningful indicator of net revenue that can be expected for any period. Our products are manufactured based on forecasts of customer demand and we work with our manufacturers and suppliers to support increases and decreases in demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within four to six weeks. More complex systems and product configurations often have longer lead times, sometimes as much as 26 weeks. The majority of the product backlog is from these more complex systems and typically increases at the end of each fiscal quarter, with these products typically being shipped in the following quarter. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

Executive Officers

Following are the names and positions of our executive officers as of July 31, 2019, including a brief account of the business experience of each.

Name	Position with Quantum
James J. Lerner	President, Chief Executive Officer and Chairman of the Board
J. Michael Dodson	Chief Financial Officer
Elizabeth King	Chief Revenue Officer
Lewis Moorehead	Chief Accounting Officer
Don Martella	Senior Vice President, Engineering

James Lerner, 49, was appointed as President and CEO of the Company, effective July 1, 2018, and was appointed Chairman of the Board on August 7, 2018. He also serves on the Company’s Board. Mr. Lerner has previously served as Vice President and Chief Operating Officer at Pivot3 Inc. from March 2017 to June 2018, and Chief Revenue Officer from November 2016 to March 2017. Prior to Pivot3, from March 2014 to August 2015, Mr. Lerner served as President of Cloud Systems and Solutions at Seagate Technology Public Limited Company. Prior to Seagate, Mr. Lerner served in various executive roles at Cisco Systems, Inc., including most recently as Senior Vice President and General Manager of the Cloud & Systems Management Technology Group. Before beginning his career as a technology company executive, Mr. Lerner was a Senior Consultant at Andersen Consulting. Mr. Lerner earned a Bachelor of Arts in Quantitative Economics and Decision Sciences from U.C. San Diego.

J. Michael Dodson, 58, was appointed Chief Financial Officer effective May 31, 2018. He was also appointed interim Chief Executive Officer, a position in which he served until Jamie Lerner joined the Company on July 1, 2018. From August 2017 to May 2018, Mr. Dodson served as the Chief Financial Officer of Greenwave Systems. Prior to joining Greenwave Systems, Mr. Dodson served as the Chief Operating Officer and Chief Financial Officer at Mattson Technology, Inc. from 2012 to 2017. He joined Mattson as Executive Vice President, Chief Financial Officer and Secretary in 2011. Prior to joining Mattson, Mr. Dodson served as Chief Financial Officer at four global public technology companies and Chief Accounting Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young in San Jose, California. Since July 2013, he has served on the Board of Directors of Sigma Designs, Inc., a publicly-traded provider of system-on-chip solutions, including as Lead Independent Director since January 2014 and Chairman of the Audit Committee since 2015. Mr. Dodson currently serves as a director of two private entities: a charitable organization and a privately-held for-profit company. He holds a B.B.A. degree with dual majors in Accounting and Information Systems Analysis and Design from the University of Wisconsin-Madison.

Elizabeth King, 61, has served as Quantum’s Chief Revenue Officer since March 2019. Prior to Quantum, from January 2017 to February 2019, she was Vice President, Go-to-Market & Enablement, HPC & AI at HPE. She joined HPE as part of HPE’s acquisition of SGI, where she served as SVP of worldwide sales from January 2014 through 2016. Prior to HPE/SGI, she was vice president of strategic alliances for IBM and global systems integrators at Juniper Networks from June 2010 to January 2014. Prior to Juniper, she was vice president and general manager of the Hitachi Server Group of Hitachi Data Systems. She also held key senior sales, business development and operations roles at Nokia (formerly Alcatel-Lucent), Oracle (formerly Sun Microsystems), Raytheon, and Texas Instruments. Ms. King holds an MBA with honors from the University of Dallas and a Bachelors of Science in mechanical engineering from Lehigh University.

Lewis Moorehead, 47, has served as our Chief Accounting Officer since November 2018. Prior to joining Quantum, Mr. Moorehead was the Director of Finance, Accounting and Tax at Carvana, Co., a publicly traded on-line retailer, from November 2016 to October 2018. From September 2004 to October 2016, he served as Managing Partner at Quassey, an investment firm. While at Quassey, he also served as Vice President of Finance and Principal Accounting Officer at Limelight Networks, a NASDAQ-listed global content delivery network and SaaS provider, from March 2010 to August 2013. He has also held finance and accounting positions at eTelecare Global Solutions, Rivers and Moorehead PLLC, Intelligentias, Inc., American Express and PricewaterhouseCoopers. He holds a Bachelor of Business Administration (B.B.A.), cum laude, in Accounting from the University of Wisconsin-Whitewater.

Don Martella, 51, joined Quantum in August 2006 as Vice President, Tape Automation Engineering in connection with Quantum’s acquisition of ADIC. In April 2011, he assumed his current role as Senior Vice President of Engineering. In that capacity he is responsible for our research and development and advanced manufacturing activities. Before joining Quantum, Mr. Martella held leadership positions in R&D and Quality at ADIC; and engineering and management roles at Oracle (formerly StorageTek) in the tape business. Mr. Martella holds a Masters in Business Administration and a Bachelor of Science in electrical and computer engineering from the University of Colorado.

Employees

We had approximately 800 employees worldwide as of March 31, 2019.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at https://www.quantum.com generally when such reports are available on the SEC website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE INSIGNIFICANT MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PART 1 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

Risks Related to Our Special Committee Investigation, SEC Investigation, Restatement of Our Consolidated Financial Statements, Internal Controls and Related Matters

We are currently subject to an SEC investigation, the resolution of which could require significant management time and attention, result in significant legal expenses, and result in government enforcement actions, including penalties or fines, any of which could have a material and adverse impact on our results of operations, financial condition, liquidity and cash flows.

As previously disclosed, the SEC is investigating the Company regarding its accounting practices and internal controls related to revenue recognition for transactions commencing on April 1, 2016. Following the receipt of an initial subpoena from the SEC, our Audit Committee began an independent investigation of our accounting practices and internal control over financial reporting related to revenue recognition for transactions commencing on January 1, 2016 with the assistance of independent advisors. Subsequently, the Special Committee of our Board, undertook to continue the investigation. To date, we have incurred significant costs in connection with the Special Committee’s investigation and the SEC investigation, and our management team has devoted significant time to these investigations. We expect these costs and demands on our management team to continue potentially into 2020 or longer. We are continuing to cooperate with the SEC in its investigation, but we cannot predict the outcome of this investigation. If the SEC or other governmental agencies that become involved in the future bring an enforcement or other action against us, we could face material penalties or fines, any of which could have a material and adverse impact on our results of operations, financial condition, liquidity and cash flows.

We have entered into indemnification agreements with our current and former directors and certain of our officers, and our amended and restated certificate of incorporation requires us, to the fullest extent permitted by Delaware law, to indemnify each of our directors and officers who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that may be brought against us or our current and former directors and officers, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially and adversely affect our business, prospects, results of operations and financial condition.

We may receive additional inquiries from the SEC and other regulatory authorities regarding our restated financial statements or matters relating to our restatement, and we and our current and former directors and officers may be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings as a result of the restatement or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional costs.

Matters relating to or arising from the restatement, the Special Committee’s investigation and the SEC investigation, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, the impact of the SEC investigation, and the ability for us to be a long-term provider to our customers, particularly in light of the outstanding principal amount of our debt obligations and our ability to continue to comply with the financial covenants contained within our debt agreements. Continued adverse publicity and potential concerns from our customers could harm our business and have an adverse effect on our financial condition.

We have identified deficiencies in our control environment and financial reporting process that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2019. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

We have concluded that our internal control over financial reporting and disclosure controls and procedures was not effective as of March 31, 2019 due to the existence of material weaknesses in our control environment, financial reporting process and internal control over financial reporting, as described in Item 9A Controls and Procedures of this Annual Report on Form 10-K. While we completed meaningful remediation efforts during fiscal 2019 and to date in fiscal 2020 to address the identified weaknesses, we were not able to fully remediate them as of March 31, 2019, and we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that our controls are effective as of March 31, 2020, the end of our current fiscal year. We also cannot provide assurance that the material weaknesses and deficiencies identified in this Annual Report on Form 10-K will not recur, or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve the tone at the top of our organization, our financial reporting process, and our operational, information technology, financial systems, compliance and infrastructure procedures and controls. We also intend to continue to expand, train, retain and manage our personnel who are essential to effective internal control and compliance. In doing so, we will continue to incur expenses and expend management time.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations or debt covenants, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or stockholder litigation, and materially and adversely impact our business and financial condition.

The filing of this Form 10-K may not make us “current” in our Exchange Act filing obligations, which means we retain certain potential liability and may not be eligible to use certain forms or rely on certain rules of the SEC.

We followed previously issued guidance from the staff of the SEC’s Division of Corporation Finance, (“Staff”), with respect to filing a comprehensive annual report on Form 10-K where issuers have been delinquent in meeting their periodic reporting requirements with the SEC. In accordance with such guidance, our filing of this Form 10-K does not necessarily mean that the Staff will conclude that we have complied with all applicable financial statement requirements or complied with all reporting requirements of the Exchange Act, nor does it foreclose any enforcement action by the SEC with respect to our disclosure, filings or failures to file reports under the Exchange Act.

This Form 10-K for the fiscal year ended March 31, 2019 includes our audited consolidated financial statements for the fiscal years ended March 31, 2019, 2018 and 2017. The consolidated financial statements for the fiscal year ended March 31, 2017 and selected financial data for fiscal years ended March 31, 2017, 2016 (unaudited) and 2015 (unaudited) are restated. We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to September 30, 2017 that were previously filed with the SEC. We have restated our consolidated financial statements for the fiscal year ended March 31, 2017 and included restated financial data and discussion related to the three months ended June 30, 2017 and the three- and six-month periods ended September 30, 2017 that would typically be disclosed in a Quarterly Report on Form 10-Q. Additionally, because we have failed to file the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and Quarterly Reports on Form 10-Q for the fiscal quarter and year to date periods ended December 31, 2017, June 30, 2018, September 30, 2018 and December 31, 2018 and do not intend to file a separate Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for those periods, we have included the financial data and a discussion typically disclosed in an Annual Report on Form 10-K and a Quarterly Report on Form 10-Q for those respective periods.

Without the missing reports, investors may not be able to review certain financial and other disclosures that would have been contained in those reports, which would have provided an additional source of information for their evaluation of their investment in us. As a result of our failure to maintain current filings with the SEC in the past, our use of this format of the Form 10-K and any potential enforcement action from the SEC or other regulatory agencies, we may not be eligible to use certain short-form registration statements or rely on certain rules of the SEC. This could increase our transaction costs and adversely impact our ability to raise capital in a timely manner.

Risks Related to our Business Operations

We derive significant revenue from products incorporating tape technology. Our future results of operations depend in part on continued market acceptance and use of products incorporating tape technology; in the past, decreases in the market have materially and adversely impacted our business, financial condition and results of operations. In addition, if we are unable to compete with the introduction of new storage technologies by other companies, our business, financial condition and results of operations could be materially and adversely affected.

We currently derive significant revenue from products that incorporate some form of tape technology, and we expect to continue to derive significant revenue from these products in the next several years. As a result, our future results of operations depend in part on continued market acceptance and use of products employing tape technology. We believe that the storage environment is changing, including reduced demand for tape products. Decreased market acceptance or use of products employing tape technology has materially and adversely impacted our business, financial condition and results of operations, and we expect that our revenues from certain types of tape products could continue to decline, which could materially and adversely impact our business, financial condition and results of operations in the future.

Disk and solid state products, as well as various software solutions and alternative technologies such as crystal and organic material-based storage have been announced by other companies. We expect that, over time, many of our tape customers could migrate toward our other products and solutions and that revenue from these other products and solutions will generate a greater proportion of our revenue in the future. While we are making targeted investments in software, disk backup systems and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, we may not be able to retain customers or attract new customers, and our business, financial condition and results of operations could be materially and adversely affected.

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

Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and results of operations to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of our indebtedness:

•

Our ability to invest in growing our business is constrained by the financial covenants contained in our credit facility, which require us to maintain a minimum fixed charge coverage ratio and liquidity levels;

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

The weakness we experienced for several years in the market for our storage, back up and data protection business, which is the primary driver of our overall cash flow and operating income, placed increased pressure on our ability to meet our liquidity and fixed charge coverage ratio covenants. We took steps, including several restructurings, to ensure that our results of operations are sufficient to meet these covenants, but if those changes do not result in longer-term improvements to the business, or our results turn out to be lower than expected, we may breach a covenant, which could result in a default under our credit facility agreements.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the convertible notes, or to make cash payments in connection with our convertible notes or our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Further, as our indebtedness reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all.

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

In connection with entering into our credit facilities and certain amendments to our prior credit facilities, we were required to issue warrants to purchase our common stock to our lenders. When exercised, these warrants will result in significant dilution to our stockholders. As a result, the issuance of common stock upon the exercise of our outstanding warrants may cause our stock price to decline.

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

We sell the majority of our branded products to distributors such as Arrow Electronics, Inc. and other VARs and DMRs such as CDW Corporation, who in turn sell our products to end users. We use different distributors, VARs and DMRs in different countries and regions in the world. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue and as our business shifts toward our branded products, these indirect sales channels will have increasing importance to our business.

When we introduce new products and solutions, as we did in the last half of our fiscal year 2019, our relationship with channel partners that historically have sold other products and solutions and that now compete with our new offerings could be adversely impacted. For example, we introduced our new F-Series all-flash array and R-Series ruggedized products in fiscal year 2019, causing us in some cases to more directly compete for primary storage sales with channel partners that sell other primary storage products.

Our results of operations could be adversely affected by any number of factors related to our channel partners, including:

•	A change in competitive strategy that adversely affects a distributor’s or reseller’s willingness or ability to distribute our products;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	Our inability to gain traction in developing new indirect sales channels for our branded products;

•	The loss of one or more of our distributors or resellers;

•	Any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us; or

•	Changes in requirements or programs that allow our products to be sold by third parties to government customers.

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

Although we place great emphasis on product quality, we may from time to time experience problems with the performance of our products, which could result in one or more of the following:

•	Increased costs related to fulfillment of our warranty obligations;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	Failure analysis causing distraction of the sales, operations and management teams; or

•	The loss of reputation in the market and customer goodwill.

These factors could cause our business, financial condition and results of operations to be materially and adversely affected.

In addition, we face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Loss of this data could cost our customers significant amounts of money, directly and indirectly as a result of lost revenues, intellectual property, proprietary business information or other harm to their business. We could also potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although there are limitations of liability in our commercial agreements and we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or is in excess of our limitation of liability or our insurance coverage could harm our business.

A large percentage of our sales are to a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and results of operations.

Our product sales have been and continue to be concentrated among a small number of our direct end-user customers and channel partners as a result of how we sell our products. Under our business model, we sell directly to end user customers, through distributors, VARs and DMRs (which we collectively call our “channel partners”), as well as to OEMs. We sell to many end-user customers and channel partners on purchase orders, not under the terms of a binding long-term procurement agreement. Accordingly, they generally are not obligated to purchase any minimum product volume, and our relationships with them are terminable at will. In addition, recently we have focused our direct-sales business on the largest users of hierarchical storage architectures, the so-called “Hyper-scalers;” there are very few of these extremely large storage customers. During the fiscal years ended March 31, 2019 and March 31, 2018 no customers represented 10% or more of the Company’s total revenue. A significant reduction in orders from, or a loss of, one or more large customers would have a material adverse effect on our results of operations.

Some of our tape and disk products are incorporated into larger storage systems or solutions that are marketed and sold to end users by large OEM customers as well as channel partners. Because of this, we have limited market access to the end users who purchase from the OEMs and channel partners, which limits our ability to influence the end users’ purchasing decisions and to forecast their future purchases of our products. Revenue from OEM customers has decreased in recent years. Certain of our large OEM customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. These market conditions increase our reliance on these OEM and channel partners. Thus, a significant reduction, delay or cancellation of their orders with us would materially and adversely affect our results of operations.

A portion of our sales are to various agencies and departments of the U.S. federal government, and funding cuts to federal spending can adversely impact our revenue. In the past, we have experienced the impact of reduced government spending and temporary government shutdowns on our sales to government agencies. Future spending cuts by the U.S. federal government, temporary shutdowns of the U.S. federal government or changes in its procurement processes or criteria could decrease our sales to the federal government and could materially and adversely affect our results of operations.

Our results of operations depend on continuing and increasing market acceptance of our existing limited number of products and on new product introductions, which may not be successful, in which case our business, financial condition and results of operations may be materially and adversely affected.

A limited number of products comprise a significant majority of our sales, and due to rapid technological change in the industry, our future results of operations depend on our ability to develop and successfully introduce new products. To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. Since July 2018, we have introduced several new products that are designed to solve a variety of our customers’ pressing needs. Those products include:

•	F-Series: an all-flash NVMe storage array – designed for the most demanding media workloads;

•	R-Series: a ruggedized in-vehicle storage array purpose-built for autonomous vehicle development (to ingest large number of data streams) or for transportation surveillance applications;

•	VS-Series: a highly resilient, hyper-converged surveillance storage system that meets all the needs of security teams; and

•	Distributed Cloud Services: a set of Quantum services that offers cloud-like simplicity and economics for on-prem environments.

We have seen market interest in each of these new product lines; however, we cannot provide assurance that:

•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;

•

Our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications which must occur before customers will place large product orders;

•	We will achieve high volume production of these new products in a timely manner, if at all.

•	We will introduce additional new products in the time frame we are forecasting; or

•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction and market acceptance of new products;

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

Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. The volatile economic conditions in recent years along with periods of economic uncertainty in various countries around the world has made planning more difficult for us. We continue to face risks related to uncertain tariff levels between countries where our products are manufactured and where they are sold, unstable political and economic conditions in Europe, including concerns about sovereign debt, and uncertainty related to the United Kingdom’s exit from the European Union and related political matters, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also materially and adversely affect our results of operations and financial condition.

Competition is intensifying in the data storage and protection market as a result of competitors introducing products based on new technology standards and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Our competitors in the data storage and protection market are aggressively trying to advance and develop new technologies and products to compete against our technologies and products; consequently, we face the risk that customers could choose competitor products over ours. Competition in our markets is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations. Some of those competitors, such as IBM, HPE, Seagate Technology and others, are much larger and have more diverse product offerings, and aggressively compete based on their reputations and greater size.

Technological developments and competition over the years in the tape automation market, and in the storage market in general, have resulted in decreased prices for tape automation products and our other product offerings. Pricing pressure is more pronounced in the tape automation market for entry-level products and less pronounced for enterprise products. Over time, the prices of our products and competitor products have decreased, but such products often incorporate new and/or different features and technologies from what we offered in prior years. We face risks that customers could choose competitors’ products over ours due to these features and technologies or due to pricing differences. We address pricing pressure in three ways: first, by reducing production costs; second, by adding features to increase value to maintain a certain level of gross margin for our tape automation systems; and third, by selling the overall value of our technologies in solving the customer’s business challenges thereby changing the conversation from a pricing negotiation to a value discussion. However, short term cost reduction efforts, and the value discussions may not yield new sales. In addition, if competition further intensifies, or if there is additional industry consolidation, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Industry consolidation and competing technologies with device products, which include tape drives and removable hard drives, have resulted in decreased prices and increasingly commoditized device products. Additionally, the competitive landscape in the data storage and protection market could continue to change due to merger and acquisition activity. Such transactions may impact us in a number of ways. For instance, they could result in:

•	Competitors consolidating, having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in such markets;

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products; and

•	Competitors acquiring our current suppliers or business partners and negatively impacting our business model.

These transactions also create uncertainty and disruption in the market because the timing of such a transaction and its degree of impact, or whether it will happen at all, are often unknown. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.

A significant decline in our media royalty or branded software revenues could materially and adversely affect our business, financial condition and results of operations.

Our media royalties and branded software revenues generate relatively greater profit margins than some of our other products, and can significantly impact our overall profitability. We receive media royalty revenue based on tape media cartridges sold by various tape media manufacturers and resellers. Under our patent and technology license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our media royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees and other factors, including:

•	The continued use by our customers of tape media for storage;

•	The size of the installed base of devices and similar products that use tape media cartridges;

•	The performance of our strategic licensing partners, which sell tape media cartridges;

•

The relative growth in units of newer device products, since the associated media cartridges for newer products typically sell at higher prices than the media cartridges associated with older products;

•	The media consumption habits and rates of end users;

•	The pattern of device retirements;

•	The level of channel inventories; and

•	Agreement on standards for newer generations of the tape media that generates our royalty revenue.

Our media royalties depend on royalty rates and the quantity of media consumed in the market. We do not control licensee sales of these tape media cartridges. Since 2017, we have seen royalty revenues decline substantially. Those declines are due, in part, to legal disputes between the two media manufacturers that supply our LTO tape media. For instance, litigation in Japan and in the U.S. International Trade Commission has resulted in supply of LTO being halted in the U.S. in 2019. The disputes between the two tape manufacturers were recently resolved. Continued reduced royalty rates, a reduced installed device base using tape media cartridges, or any renewed legal disputes between the manufacturers would result in further reductions in our media royalty revenue and could reduce gross margins. This could materially and adversely affect our business, financial condition and results of operations.

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

Certain of our products contain technology licensed from third parties that provides important product functionality and features. We may not have continued access to this technology, for instance, if the licensing company ceased to exist, either from bankruptcy, dissolution or purchase by a competitor. In some cases, we may seek to enforce our contractual protections via litigation against the licensing company itself, which may cause us to incur significant legal or other costs and may not be resolved in our favor. Other legal actions, such as intellectual property actions, brought against the licensing company could also impact our future access to the technology. We also have limited visibility or control of the technology roadmap at the licensing company and cannot ensure that the licensing company will advance the roadmap of the licensed technology in the manner best for us. Any of these actions could negatively impact our technology licensing, thereby reducing the functionality or features of our products, and could materially and adversely affect our business, financial condition and results of operations. We also face the risk of not being able to quickly implement a replacement technology or otherwise mitigate the risks associated with not having access to this licensed technology, which may also materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure. The steps we have taken may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these cost reductions may be insufficient to achieve profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, to execute strategic management decisions and to rationalize our operations following acquisitions. During fiscal years 2016 through 2019 we have implemented restructuring plans to eliminate certain positions in the U.S. and internationally and to exit certain locations. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to strategic decisions, adverse changes in our business or industry or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.

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

Since mid-2018, we have hired almost an entirely new executive team, including a new CEO and new CFO. In addition, prior year restructurings and the events that led to our restatement have caused a significant loss of employees. If we are unable to integrate our new executives, as well as retain skilled executives and other employees, our business could be materially and adversely impacted.

In June of 2018, we hired a new CFO, and the following month, we hired a new CEO. Since that time we have hired several other new senior executives in many areas of our business, including sales, supply chain management, finance and legal. These changes were due in part to the events that caused us to restate our financial statements for the past several years. In addition, in fiscal 2016, 2017 and 2018, we laid off employees in order to reduce costs in response to declining sales. All of these factors have increased the possibility that employees may decide to leave our company to pursue their careers elsewhere.

We may not be able to integrate all of our new executives successfully. Further, we may be subject to continued turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance, business culture or other factors. In addition, we may need to rely on the performance of employees whose skill sets are not sufficiently developed to fulfill their expected job responsibilities. Any of these situations could disrupt our business, prevent us from implementing the policy and process changes advocated by new management, and otherwise impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

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

Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate in response to market or competitive conditions and following past acquisitions and have increased our reliance on certain third-party business relationships. If we are unable to successfully manage the changes that we implement and detect and address issues as they arise, our business could be disrupted and our results of operations and financial condition could be materially and adversely impacted.

Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and result of operations may be materially and adversely affected.

From time to time, third parties allege that our products infringe their patented or proprietary technology and demand that we purchase a license from them. For example, we are currently in patent litigation with Realtime Data LLC d/b/a IXO, which has been stayed, described in Part II, Item 1 Legal Proceedings. The ultimate outcome of any license discussion or litigation, including the Realtime litigation, is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

We license certain of our software under “open source” licenses. Because of the characteristics of open source software licenses, it may be relatively easy for competitors, some of whom have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that the source code for our open source projects is publicly available, and anyone who obtains copies has a license under certain of our intellectual property rights, which, depending on the license, may include certain of our patents, to modify and redistribute the software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors to use our open source project software to develop their own software, potentially reducing the demand for our solution and putting price pressure on our subscription offerings. We cannot guarantee that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

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

Our products contain “open source” software and failure to comply with the terms of the open source license could have a material adverse effect on our competitive positions and financial results.

Certain products or technologies acquired or developed by us include “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

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

Our quarterly results of operations have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly results of operations should not be used to predict future performance. Quarterly results of operations could be materially and adversely affected by a number of factors, including, but not limited to:

•	Fluctuations in spending by IT departments as a result of economic conditions or fluctuations in U.S. federal government and in foreign spending;

•	Failure by our contract manufacturers to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Changes in product mix;

•	New product announcements by us or our competitors which may cause delays in purchasing;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Seasonality, including customer fiscal year-ends and budget availability impacting customer demand for our products;

•	Declines in large customer orders;

•	Declines in royalty or software revenues;

•	Product development and ramp cycles and product performance or quality issues of ours or our competitors;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM or distribution, VAR, DMR and other large customers;

•	Increased competition which may, among other things, increase pricing pressure or reduce sales;

•	Restructuring actions or unexpected costs; and

•	Foreign exchange fluctuations.

If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.

Our manufacturing, component production and service repair are outsourced to third party contract manufacturers, component suppliers and service providers. We recently shifted some of our production from one contract manufacturer to another in order to reduce manufacturing costs. If we do not realize the cost savings we anticipate, or cannot obtain products, parts and services from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition and results of operations.

Many aspects of our supply chain and operational results are dependent on the performance of third-party business partners. In mid-2019, we moved some of our manufacturing from one contract manufacturer to a different one located in Mexico. We did so in order to realize substantial cost savings. After we made this decision, the U.S. Government threatened to impose tariffs on products imported from Mexico, which could result in our inability to recognize the cost savings we anticipated in making the decision to shift to a contract manufacturer in Mexico.

Consequently, we face a number of risks as a result of these relationships, including, among others:

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

•	Costs and purchase commitments

We may not be able to control the costs for the products our business partners manufacture for us or the services they provide to us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We could be responsible for the financial impact on the contract manufacturer, supplier or service provider of any reduction or product mix shift in the forecast relative to materials that they had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay them for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and operating losses based on these purchase commitments. With respect to service providers, although we have contracts for most of our third-party repair service vendors, the contract period may not be the same as the underlying service contract with our customer. In such cases, we face risks that the third-party service provider may increase the cost of providing services over subsequent periods contracted with our customer. In addition, the cost benefits we expect to obtain from using certain contract manufacturers outside the U.S. may not be realized due to increased import-export costs, including tariffs and other taxes.

•	Financial condition and stability

Our third-party business partners may suffer adverse financial or operational results or may be negatively impacted by global and local economic conditions. Therefore, we may face interruptions in the supply of product components or service as a result of financial or other volatility affecting our supply chain. We could suffer production downtime or increased costs to procure alternate products or services as a result of the possible inadequate financial condition of one or more of our business partners.

•	Quality and supplier conduct

We have limited control over the quality of products and components produced and services provided by our supply chain and third-party contract manufacturing and service business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Sub-tier suppliers selected by the primary third party could have process control issues or could select components with latent defects that manifest over a longer period of time. We may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations. Any or all of these risks could have a material adverse effect on our business.

Because we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk if we fail to accurately forecast demand for our products or manage production, which could have a material and adverse effect on our results of operations and cash flows.

Although we use third parties to manufacture our products, in some cases we may retain the responsibility to purchase component inventory to support third party manufacturing activities, which presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we may place orders with or pay certain suppliers for components in advance of receipt of customer orders. We may occasionally enter into negotiated orders with vendors early in the manufacturing process of our products to ensure that we have sufficient components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components can be complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we may make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. These same risks exist with our third-party contract manufacturing partners. Our business and results of operations could be materially and adversely affected if we incur increased costs or are unable to fulfill customer orders.

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

Our stock price has been affected by the Company’s lack of current financial statements, de-listing from a national exchange, and the perceived issues related to the recently-concluded restatement of our financial statements for fiscal years 2015-2017. In addition, there are other factors and events that could cause the trading price of our common stock to decline.

The Company’s lack of public financial information since November 2017 has had a number of negative effects: investors have not had any detailed information on which to base an investment decision; we have been delisted from the New York Stock Exchange; institutional investors’ investment policies prohibit them from purchasing our stock; all of which we believe has had a negative effect on our stock price.

In addition to these factors, which we believe has caused our stock price to trade lower than it would if we had widely known financial information, the trading price of our common stock may fluctuate in response to a number of events and factors, such as:

•	Quarterly variations in our results of operations;

•	Failure to meet our expectations or the expectations of securities analysts and investors;

•	Failure to comply with applicable regulatory requirements or any investigations or enforcement actions related to a potential failure to comply with applicable regulations;

•	Significant changes in our brand or reputation;

•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	Changes in our capital structure, including issuance of additional debt or equity to the public, and the issuance of common stock upon exercise of our outstanding warrants;

•	Large or sudden purchases or sales of stock by existing or new investors; and

•	The result of any litigation or governmental investigation, which could result in liabilities and reputational harm.

Other macro-economic forces also could affect our stock price, including:

•	Changes in interest rates;

•	Fluctuations in the stock market in general and market prices for technology companies in particular;

•	Tariffs imposed by the U.S. Government on sales originating in or being shipped to countries with which we have on-going trade or other political conflicts;

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

We are subject to numerous U.S. and international laws and requirements regarding corporate conduct, fair competition, corruption prevention and import and export practices, including laws applicable to U.S. government contractors. In addition, the SEC has adopted disclosure rules related to the supply of certain minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries, and we have incurred costs to comply with such regulations and may realize other costs relating to the sourcing and availability of minerals used in our products. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. If we were to be subject to a compliance investigation, we may incur increased personnel and legal costs. Our supply and distribution models may be reliant upon the actions of our third-party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and results of operations.

A cybersecurity breach into our products when used by our customers could adversely affect our ability to conduct our business, harm our reputation, expose us to significant liability or otherwise damage our financial results.

A cybersecurity breach into a system we have sold to a customer could negatively affect our reputation as a trusted provider of large-scale storage, archive and data protection products by adversely affecting the market’s perception of the security or reliability of our products and services. Many of our customers and partners store sensitive data on our products, and a cybersecurity breach related to our products could harm our reputation and potentially expose us to significant liability.

We also maintain sensitive data related to our employees, strategic partners and customers, including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ sophisticated security measures; however, we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains secure and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and results of operations. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business. Although we maintain technology errors and omissions liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for inability that may be imposed. Any imposition or liability or litigation costs that are not covered by insurance or in excess of our insurance coverage could harm our business.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personally identifiable information. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

For example, in 2016, the European Parliament enacted the General Data Protection Regulation (or “GDPR”) which governs the collection, storage and use of personal information gathered in the European Union, regardless of where such information is stored.In 2018, California enacted the Consumer Privacy Act (“CCPA”), which regulates information stored by companies doing business in California. The regulations implementing the CCPA have not yet been published, and the implementation of standards for GDPR compliance continue to evolve. Our products’ and internal systems’ actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

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

We have provided amounts and recorded liabilities for probable and estimable tax adjustments required by various taxing authorities in the U.S. and foreign jurisdictions. If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits recognized in the periods when we determine the liabilities have reduced. Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded. In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions. In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

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

Our securities are currently traded over-the-counter, not on a national exchange. We currently plan to seek a listing on a national exchange; however, there is no assurance that we will qualify for listing on that exchange. Our failure to do so would severely limit the types of institutional investors whose policies permit them to purchase our stock, would restrict our liquidity, and likely would have a negative effect on our stock price.

As a consequence of our having to restate our prior year financials, we have not been able to maintain current financial filings with the SEC. In January 2019, due to our lack of current financials, we were delisted from the New York Stock Exchange. We anticipate applying for listing on the NASDAQ market as soon as is practical after our financial reporting is current with the SEC. We understand the new listing criteria on NASDAQ and believe we will satisfy those criteria shortly after our financial statements are up to date. However, we cannot assure that the NASDAQ will accept our listing application. If they do not, and we remain an over-the-counter traded company, many institutional investors’ investment policies will bar them from trading in our securities. In addition, the trading volume in the over-the-counter market is significantly lower than trading on NASDAQ, thus making it more difficult for investors to buy or sell shares at a favorable price. Consequently, our stock price could be negatively impacted by our continued trading on the over-the-counter market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters is located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. We believe our facilities are adequate for our current needs. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2019:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development
Irvine, CA	Administration, research and development, sales, service
Englewood, CO	Administration, research and development, sales, service
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Administration, sales
New York, NY	Sales
Europe
Paris, France	Sales, service
Boehmenkirch, Germany	Administration, service
Munich, Germany	Sales, service
Zurich, Switzerland	Administration, operations management
Bracknell, UK	Sales, service
London, UK	Sales
Asia Pacific
Adelaide, Australia	Research and development
Kuala Lumpur, Malaysia	Customer service
Singapore City, Singapore	Administration, operations management, sales
Seoul, Korea	Sales, service
Tokyo, Japan	Sales

ITEM 3.	LEGAL PROCEEDINGS

On July, 22 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board relating to the Realtime patents. That stay remains pending. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

In February 2018, two putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by us in connection with our financial statements for its fiscal year 2017. On September 25, 2018, the Court granted permission to plaintiffs in the action to file an Amended Consolidated Complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, we agreed to pay $8.2 million to the plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount will be paid by our directors and officers liability insurance carriers. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court entered preliminary approval of the settlement on July 26, 2018. In its order granting preliminary approval, the Court set the date for final approval of the settlement to take place on November 14, 2019.

In May 2018, two shareholders filed litigation in California Superior Court for Santa Clara County on behalf of Quantum against several current and former officers and directors of the Company. A third action brought by a shareholder on behalf of Quantum was filed on March 4, 2019. These three lawsuits (the “Derivative Litigation”), which were consolidated by the Court, alleged, inter alia, that the board members and certain of the senior officers breached their fiduciary duties to the Company and its shareholders by causing the Company to make materially false and misleading statements concerning the Company’s financial health, business operations, and growth prospects in its public filings and communications with investors, including misrepresentations regarding the Company’s disclosure controls and procedures, revenue recognition, and internal controls over financial reporting. After extensive negotiations, the parties reached a definitive agreement to settle the Derivative Litigation in late February 2019. The settlement requires us to adopt a number of corporate governance reforms and to pay plaintiffs’ attorneys’ fees of $800,000, which will be paid by our directors and officers liability insurance carriers. A hearing on final approval of the Derivative Litigation settlement has been set for September 6, 2019.

In January 2018, we received a document subpoena from the SEC requesting information pertaining to our financial statements for the period April 1, 2017 through the date of the subpoena. We responded to that subpoena. In August 2018, we received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. We understand that the SEC’s investigation relates to the facts and circumstances regarding the financial statements included in the restatement presented in this Annual Report on Form 10-K. We have produced a substantial volume of documents to the SEC and are cooperating with the SEC staff. The investigation is ongoing.

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the New York Stock Exchange under the symbol “QTM.” On January 15, 2019, we were delisted from the NYSE. On January 16, 2019, we started trading under the symbol “QMCO” on the OTC Pink, which is operated by OTC Markets Group Inc. As of July 19, 2019, the closing price of our common stock was $3.13 per share. The per share prices reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated. The OTC Pink quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Fiscal 2019	High	Low
First quarter ended June 30, 2018	$4.04	$2.06
Second quarter ended September 30, 2018	2.58	1.63
Third quarter ended December 31, 2018	2.97	1.21
Fourth quarter ended March 31, 2019	2.65	1.40

Fiscal 2018	High	Low
First quarter ended June 30, 2017	$8.97	$6.82
Second quarter ended September 30, 2017	8.60	4.96
Third quarter ended December 31, 2017	6.21	4.23
Fourth quarter ended March 31, 2018	6.40	3.62

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our senior secured revolving credit agreement unless we meet certain defined thresholds. See the section captioned “Liquidity and Capital Resources” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 5: Long-Term Debt to the consolidated financial statements.

As of July 31, 2019, there were 358 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of July 31, 2019. The information required by this item regarding equity compensation plans is provided in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following graph compares the total stockholder return from March 31, 2014 through March 31, 2019 of (i) our Class A common stock; (ii) the NASDAQ Composite Index; and (iii) the S&P Computer Storage & Peripherals Index, assuming an investment of $100 on March 31, 2014, including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Copyright©2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information below is derived from our audited consolidated financial statements for the three-year period ended March 31, 2019. As described below, the selected financial data as of and for the years ended March 31, 2016 and 2015 are unaudited, have been derived from our unaudited consolidated financial statements, which were prepared on the same basis as our audited consolidated financial statements, and reflect the impact of adjustments to, or restatement of, our previously furnished or filed financial information, including an April 1, 2014 cumulative effect adjustment to stockholders’ deficit for the impact of accounting errors that affected periods prior to April 1, 2014. The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related Notes thereto included in this Annual Report on Form 10-K under the caption Item 8 Financial Statements and Supplementary Data. As indicated, the information presented in the following tables for the years ended March 31, 2017, 2016, and 2015 has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2: Restatement to consolidated financial statements of this Annual Report on Form 10-K (and, with respect to 2016 and 2015, in this Item 6). The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

	For the years ended March 31,
(In thousands, except per share data)	2019	2018	2017 (As Restated)(1)	2016 (As Restated) (Unaudited)(2)	2015 (As Restated) (Unaudited)(3)
Statement of Operations Data:
Total revenue	$402,680	$437,684	$493,054	$479,843	$543,742
Total cost of revenue	235,066	264,900	287,782	276,524	300,412
Gross profit	167,614	172,784	205,272	203,319	243,330
Income (loss) from operations	(4,746)	(28,622)	6,681	(67,040)	12,578
Net income (loss)	$(42,797)	$(43,346)	$(2,408)	$(75,626)	$15,404
Basic net income (loss) per share	$(1.20)	$(1.25)	$(0.07)	$(2.30)	$0.48
Diluted net income (loss) per share	$(1.20)	$(1.25)	$(0.07)	$(2.30)	$0.47

	As of March 31,
	2019	2018	2017 (As Restated)(1)	2016 (As Restated) (Unaudited)(2)	2015 (As Restated) (Unaudited)(3)
Balance Sheet Data:
Total assets	$172,871	$202,639	$221,242	$230,812	$359,130
Short-term debt	1,650	7,500	62,827	3,000	83,345
Long-term debt	$145,621	$115,986	$66,676	$131,961	$68,793

(1)

For further details regarding the restatement, see Note 2: Restatement in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8: Financial Statements and Supplementary Data.

(2)	We restated our financial results for the year ended March 31, 2016. The adjustments identified include:
1.

Increases to total revenue and cost of revenue associated with prematurely recognizing product revenue sold to certain distributors, resellers and end-user customers of $2.2 million and $3.9 million, respectively. Impact to pre-tax earnings was a $0.9 million reduction for the year-ended March 31, 2016.

2.

Increase in total assets of $1.3 million primarily driven by the correction of an accounting error of reflecting employee contributions within restricted cash and the associated obligation to fund disability claims as incurred for its employee funded disability plan.

(3)	We restated our financial results for the year ended March 31, 2015. The adjustments identified include:
1.

Change relates primarily to decreases to total revenue and cost of revenue associated with prematurely recognizing product revenue sold to certain distributors, resellers and end-user customers of $10.1 million and $8.0 million, respectively. Impact to pre-tax earnings was a $1.4 million reduction for the year-ended March 31, 2016.

2.

Increase in total assets of $0.4 million primarily associated with investigation related revenue misstatements as noted in Note 2: Restatement under the caption Item 8 Financial Statements and Supplementary Data and change in method of accounting for capitalized third party contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A Risk Factors. The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Forward-Looking and Cautionary Statements” Item 1A Risk Factors, Item 6 Selected Financial Data and our consolidated financial statements and related notes included in this Annual Report under the caption Item 8 Financial Statements and Supplementary Data.

OVERVIEW

Quantum is a leader in storing and managing video and video-like data. We deliver top streaming performance for video and rich media applications, along with low cost, high density massive-scale data protection and archive systems. We help customers capture, create and share digital data and preserve and protect it for decades. We work closely with a broad network of distributors, VARs, DMRs, OEMs and other suppliers to meet customers’ evolving needs.

BUSINESS

We earn our revenue from the sale of products and services through our channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM customers.

Our high-performance shared storage systems are powered by our StorNext software that provides high-performance and availability to enable movie and TV production, analysis of patient records, analysis of video and image data for government and military applications, and more. Our tape storage provide low cost, long-term data storage for archiving and retention, as well as offline storage to protect against ransomware. Our DXi backup systems provide high-performance, scalable storage for backup and multi-site disaster recovery.

We offer a broad range of services including maintenance, implementation and training. We recently introduced a new line of Distributed Cloud Services designed to provide the benefits of our products and technology with a cloud-like user experience, either via fully managed Operational Services, or via Storage-as-a-Service, or STaaS offerings.

We are also a member of the consortium that develops, patents, and licenses LTO® tape technology to media manufacturing companies. We receive royalty payments for LTO media technology sold under licensing agreements.

RESULTS

We had total revenue of $402.7 million in fiscal 2019, a $35.0 million or 8% decrease from fiscal 2018, primarily due to decreased product and royalty revenue. This was partially offset by a slight increase in our service revenue. Our fiscal 2019 gross profit decreased by $5.2 million, or less than normally expected given the magnitude of the revenue decline. The decrease in gross profit was not as large relative to the total revenue decline primarily due to the year-over-year improvement in the gross margin by 2% in fiscal 2019. Despite a decrease in the high margin royalty revenue in fiscal 2019, the year-over-year increase in gross margin from 40% in fiscal 2018 to 42% in fiscal 2019 was primarily due to higher gross margin for both product and service revenue.

Our operating expenses of $172.4 million decreased $29.0 million in fiscal 2019, or 14% from the prior year. The decrease was primarily due to decreases in on-going operating expenses of $43.4 million and restructuring charges of $2.9 million offset by increases in professional fees associated with the financial restatement activities and related civil ligation defense costs of $21.0 million.

The net loss for fiscal 2019 was impacted by interest expenses of $21.1 million or an increase of $9.4 million over the fiscal 2018 and a loss on debt extinguishment of $17.5 million or an increase of $10.5 million from the prior year.

We had a $42.8 million net loss in fiscal 2019 compared to $43.3 million net loss in fiscal 2018. The Adjusted EBITDA, as defined below, increased $37.0 million to $32.5 million in fiscal 2019 from negative $4.5 million in fiscal 2018.

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the fiscal year ended March 31, 2017. For additional information and a detailed discussion of the restatement, see Note 2: Restatement to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8 Financial Statements and Supplementary Data. Restatement adjustments have also been made to the previously reported consolidated financial statements for the quarterly period ended June 30, 2017 and the quarterly and year to date period ended September 30, 2017. For additional information related to the quarterly restatement, see Note 13: Quarterly Financial Information (Unaudited) to the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8 Financial Statements and Supplementary Data.

NON-U.S. GAAP FINANCIAL MEASURES

To provide investors with additional information regarding our financial results, we have presented Adjusted EBITDA and Adjusted Net Income (Loss), non-U.S. GAAP financial measures defined below.

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring charges, loss on extinguishment of debt, cost related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: Restatement to our consolidated financial statements and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before, restructuring charges, loss on extinguishment of debt, cost related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: Restatement to our consolidated financial statements and other non-recurring expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).

The Company considers non-recurring expenses to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses.

We have provided below a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to net loss, the most directly comparable U.S. GAAP financial measure. We have presented Adjusted EBITDA because it is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business performance. The Company believes Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Basic and Diluted Share serve as appropriate measures to be used in evaluating the performance of its business and help its investors better compare the Company’s operating performance over multiple periods. Accordingly, we believe that Adjusted EBITDA and Adjusted Net Income (Loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and our board of directors.

Our use of Adjusted EBITDA and Adjusted Net Income (Loss) have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation; (5) potential future restructuring activities; (6) potential future losses on extinguishment of debt; (7) potential ongoing costs related to the financial restatement and related activities; (8) potential future strategic and financial restructuring expenses; or (9) other non-recurring expenses

•

Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) potential future losses on extinguishment of debt; (3) potential ongoing costs related to the financial restatement and related activities; or (4) potential future strategic and financial restructuring expenses; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics, net loss and net loss per share. The following is a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to net loss, the most directly comparable financial measure calculated in accordance with U.S. GAAP, for each of the periods indicated:

RECONCILIATION OF NON-GAAP TO US GAAP

	For the years ended March 31,
(in thousands, except per share amounts)	2019	2018	2017 (As Restated)
U.S. GAAP Net loss	$(42,797)	$(43,346)	$(2,408)
Interest expense, net	21,095	11,670	7,993
Income tax (benefit) expense	2,376	(3,113)	1,656
Depreciation and amortization expense	4,266	4,970	5,635
Stock based compensation expense	3,409	5,394	6,698
Restructuring charges	5,570	8,474	2,095
Loss on extinguishment of debt	17,458	6,934	41
Cost related to financial restatement and related activities	19,664	1,709	—
Non-recurring other	1,500	2,848	—

Adjusted EBITDA	$32,541	$(4,460)	$21,710

	For the years ended March 31,
	2019	2018	2017 (As Restated)
U.S. GAAP Net loss	$(42,797)	$(43,346)	$(2,408)
Restructuring charges	5,570	8,474	2,095
Loss on extinguishment of debt	17,458	6,934	41
Cost related to financial restatement and related activities	19,664	1,709	—
Non-recurring other	1,500	2,848	—

Adjusted net income (loss)	$1,395	$(23,381)	$(272)

Adjusted net income (loss) per share:
Basic	0.04	(0.67)	(0.01)
Diluted	0.03	(0.67)	(0.01)
Weighted average shares outstanding:
Basic	35,551	34,687	33,742
Diluted	40,515	34,687	33,742

RESULTS OF OPERATIONS

(dollars in thousands)

Revenue

	For the Year Ended March 31,						Change
	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018			2018 vs 2017
Revenue
Product revenue	$244,654	61%	$268,582	61%	$308,318	62%	$(23,928)	(9%	)	$(39,736)	(13%	)
Service revenue	134,696	33%	136,523	31%	145,938	30%	(1,827)	(1%	)	(9,415)	(6%	)
Royalty revenue	23,330	6%	32,579	8%	38,798	8%	(9,249)	(28%	)	(6,219)	(16%	)

Total revenue	$402,680		$437,684		$493,054		$(35,004)	(8%	)	$(55,370)	(11%	)

Fiscal 2019 compared to fiscal 2018

We had total revenue of $402.7 million in fiscal 2019, a $35.0 million or 8% decrease from fiscal 2018, primarily due to decreased product and royalty revenue.

Product revenue decreased $23.9 million, or 9% in fiscal 2019 from fiscal 2018. This year-over-year decrease was primarily due to decreases in high performance shared storage systems and devices and media. Service revenue decreased $1.8 million, or 1% in fiscal 2019 compared to fiscal 2018. Royalty revenue decreased $9.2 million, or 28%, in fiscal 2019 compared to fiscal 2018 due to lower overall market volume and our sales mix being weighted towards older generation LTO technology.

Fiscal 2018 compared to fiscal 2017

We had total revenue of $437.7 million in fiscal 2018, a $55.4 million or 11% decrease from fiscal 2017, driven from declines across product, service, and royalty revenue. Product revenue decreased $39.7 million, or 13% in fiscal 2018 from fiscal 2017 due to decreases in all product revenues except an increase in high-performance shared storage systems. Service revenue decreased $9.4 million, or 6% in fiscal 2018 compared to fiscal 2017 primarily due to decreases in service revenue for our tape storage and disk backup storage systems. Royalty revenue decreased $6.2 million, or 16%, in fiscal 2018 compared to fiscal 2017 due to lower overall market volume and our sales mix being weighted towards older generation LTO technology.

Product revenue

	For the Years Ended March 31,						Change
	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Revenue
Primary storage systems	$64,797	16%	$80,064	18%	$71,323	14%	$(15,267)	(19%)	$8,741	12%
Secondary storage systems	120,542	30%	119,314	27%	151,245	31%	1,228	1%	(31,931)	(21%)
Device and media	59,315	15%	69,204	16%	85,750	17%	(9,889)	(14%)	(16,546)	(19%)

Total product revenue	$244,654	61%	$268,582	61%	$308,318	63%	$(23,928)	(9%)	$(39,736)	(13%)

Fiscal 2019 compared to fiscal 2018

Product revenue decreased $23.9 million, or 9% in fiscal 2019 from fiscal 2018. This year-over-year decrease was primarily due to decreases in primary storage systems of $15.3 million or 19% and devices and media of $9.9 million or 14%. The year-over-year decrease in primary storage systems was primarily due to shifting away from lower margin resell products towards more profitable products. The year over year decrease in devices and media was primarily due to lower media revenues driven by lower market volume and our sales mix being weighted towards older generation LTO technology. These media market conditions were primarily due to supply constraints as a result of legal disputes between the two principal suppliers of LTO tape.

Fiscal 2018 compared to fiscal 2017

Product revenue decreased $39.7 million, or 13% in fiscal 2018 from fiscal 2017. Revenue from secondary storage systems decreased $31.9 million or 21%, primarily driven by declines in our OEM tape business and domestic market sales. Revenue from devices and media declined $16.5 million, or 19% primarily due to overall device volume declines resulting from pressure from cloud technologies at the low end of the backup market and lower overall media market volume and our sale mix being weighted towards older generation LTO technology. Partially offsetting these declines was an increase in revenue of $8.7 million, or 12% from primary storage systems.

Service revenue

We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.

Fiscal 2019 compared to fiscal 2018

Service revenue slightly decreased $1.8 million, or 1% in fiscal 2019 compared to fiscal 2018 due to decreased service revenue for our secondary storage systems.

Fiscal 2018 compared to fiscal 2017

Service revenue decreased $9.4 million, or 6% in fiscal 2018 compared to fiscal 2017 due to decreased service revenue for our secondary storage systems.

Royalty Revenue

Fiscal 2019 compared to fiscal 2018

Royalty revenue decreased $9.2 million, or 28% in fiscal 2019 compared to fiscal 2018 due to lower overall market volume and our sales mix being weighted towards older generation LTO technology. During fiscal 2019 supply constraints on the latest generation LTO technology, which carries a higher royalty rate, impacted overall royalty revenue. The supply constraints resulted from legal disputes between the two principal suppliers of LTO tape as described under the “Risks Related to our Business Operations” Section of Item 1A Risk Factors. Those disputes were recently resolved.

Fiscal 2018 compared to fiscal 2017

Royalty revenue decreased $6.2 million, or 16% in fiscal 2018 compared to fiscal 2017 due to lower overall market volume and our sales mix being weighted towards older generation LTO technology, which carry a lower royalty rate.

Gross profit

	For the Years Ended March 31,						Change
							2019 vs 2018		2018 vs 2017
(dollars in thousands)	2019	Margin	2018	Margin	2017 (As Restated)	Margin	Profit	Basis points	Profit	Basis points
Gross profit
Product profit	$64,808	26%	$62,471	23%	$81,658	26%	$2,337	324	$(19,187)	(319)
Service profit	79,476	59%	77,734	57%	84,816	58%	1,742	206	(7,082)	(118)
Royalty profit	23,330	100%	32,579	100%	38,798	100%	(9,249)	—	(6,219)	—

Total gross profit	$167,614	42%	$172,784	39%	$205,272	42%	$(5,170)	214	$(32,488)	(215)

Fiscal 2019 compared to fiscal 2018

Despite a decrease in the high margin royalty revenue in fiscal 2019, the year over year increase in gross margin from 39% in fiscal 2018 to 42% in fiscal 2019 was driven by higher gross margin for both product and service revenue.

Fiscal 2018 compared to fiscal 2017

The year over year decrease in gross margin from 42% in fiscal 2017 to 39% in fiscal 2018 was primarily due to lower product and service gross margins.

Product margin

Fiscal 2019 compared to fiscal 2018

Product gross margin increased from 23% in fiscal 2018 compared to 26% in fiscal 2019. By product, the gross margin increased for back-up storage systems, high-performance shared storage systems, devices and media.

Fiscal 2018 compared to fiscal 2017

Product gross margin decreased in 2018 compared to 2017 by 3%. The year over year gross margin for tape storage, high-performance shared storage systems and backup storage systems decreased by 2%, 2% and 4%, respectively. These decreases were primarily due to lower average selling prices due to competition.

Service margin

Fiscal 2019 compared to fiscal 2018

The year over year improvement in the service gross margin of 2% from 57% in fiscal 2018 to 59% in fiscal 2019 is primarily due to a decrease in the service spending of $3.6 million or 6% in fiscal 2019. This decrease in spending in fiscal 2019 was primarily due to a decrease in the related average service headcount of 19%.

Fiscal 2018 compared to fiscal 2017

The slight decrease of 1% in service gross margin in fiscal 2018 compared to 2017 is primarily due to a year over year decrease in service spending of $2.3 million or 4% offset by a decrease in service revenue of $9.4 million or 6%.

Royalty margin

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross margin. Therefore, royalty gross margin dollars vary directly with royalty revenue.

Research and development

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Research and development	$32,113	8%	$38,562	9%	$44,379	9%	$(6,449)	(17)%	$(5,817)	(13)%

Fiscal 2019 compared to fiscal 2018

Research and development expense decreased $6.4 million or 17%. This decrease was primarily due to a $6.3 million or 17% decrease in compensation and benefits largely related to a lower average year over year research and development headcount of 21%.

Fiscal 2018 compared to fiscal 2017

Research and development expense decreased $5.8 million or 13%. This decrease was primarily due to a $4.1 million decrease in compensation and benefits largely related to a lower average year over year research and development headcount of 14%. Additionally, we had a year over year decrease of $0.8 million in project materials.

Sales and marketing

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Sales and marketing	$69,400	17%	$102,242	23%	$100,527	20%	$(32,842)	(32)%	$1,715	2%

Fiscal 2019 compared to fiscal 2018

Sales and marketing expense decreased $32.8 million or 32%. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $25.5 million largely related to a lower average year over year sales and marketing headcount of 36%. Marketing program spending was also reduced in fiscal 2019 by $5.7 million compared to the previous fiscal year.

Fiscal 2018 compared to fiscal 2017

Sales and marketing expense increased $1.7 million or 2%. This increase was primarily due to a net increase of $4.4 million in salary and software application expense from the reclassification of sales operations and associated information technology programs to the sales organization. This was largely offset by decreases in expense for marketing programs and sales compensation.

General and administrative

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
General and administrative	$65,277	16%	$52,128	12%	$51,590	10%	$13,149	25%	$538	1%

Fiscal 2019 compared to fiscal 2018

General and administrative expenses increased $13.1 million or 25%. This increase was primarily due to a $18.0 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs. This is partially offset by a $3.8 million decrease in compensation and benefits largely related to a lower average year over year general and administrative headcount of 17%, and a $1.1 million decrease in infrastructure costs related to facility consolidation activities.

Fiscal 2018 compared to fiscal 2017

General and administrative expenses increased by $0.5 million or 1%. This increase was primarily due to a $1.4 million increase in contingent fees. This increase was largely offset by decreases in compensation and benefits largely related to lower average general and administrative headcount of 20%.

Restructuring charges

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Restructuring charges	$5,570	1%	$8,474	2%	$2,095	0%	$(2,904)	(34%)	$6,379	304%

Fiscal 2019 compared to fiscal 2018

Restructuring charges decreased by $2.9 million or 34%. This decrease was primarily due to the higher level of headcount reductions that occurred during 2018. In fiscal 2018, plans were announced to reduce the workforce which led to the elimination of 207 positions compared to 84 position eliminated in fiscal 2019.

Fiscal 2018 compared to fiscal 2017

Restructuring charges increased $6.4 million or 304%. This increase was primarily due to a $6.8 million increase in severance and benefits related to restructuring activities that occurred in fiscal 2018 offset by a change in estimate related to certain restructuring activities.

For additional information on our restructuring plans and disclosure of restructuring charges refer to Note 6: Restructuring Charges to the consolidated financial statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.

Interest expense, net

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Interest expense, net	$21,095	5%	$11,670	3%	$7,993	2%	$9,425	81%	$3,677	46%

Fiscal 2019 compared to fiscal 2018

Interest expense increased by $9.4 million or 81%. This increase was primarily due to a higher interest rate and principal balance during fiscal 2019 on our long term debt.

For further information, refer to Note 5: Long-Term Debt to the consolidated financial statements.

Fiscal 2018 compared to fiscal 2017

Interest expense increased by $3.7 million or 46%. This increase was primarily due to higher interest rates on our term loan and revolving line of credit in fiscal 2018 compared to fiscal 2017.

Interest expense includes the amortization of debt issuance costs. For further information, refer to Note 5 Long-Term Debt to the consolidated financial statements.

Loss on debt extinguishment

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Loss on debt extinguishment	$17,458	4%	$6,934	2%	$41	0%	$10,524	152%	$6,893	nm

Fiscal 2019 compared to fiscal 2018

Loss on debt extinguishment increased $10.5 million or 152%. The fiscal 2019 loss on debt extinguishment included $14.9 million related to the August 2018 modification of our TCW Term Loan and $1.8 million related to the August 2018 amendment to the PNC Credit Facility and $0.8 million related to the December 2018 amendment to the PNC credit Facility. During fiscal 2018, we recorded a loss on extinguishment of $6.9 million related to the February 2018 amendment to our TCW Term Loan.

Fiscal 2018 compared to fiscal 2017

Loss on debt extinguishment was $6.9 million in fiscal 2018. The fiscal 2018 loss on debt extinguishment related to the February 2018 amendment to our TCW Term Loan which was accounted for as an extinguishment. The loss on debt extinguishment in fiscal 2017 was less than $0.1 million.

For further information, refer to Note 5: Long-Term Debt to the consolidated financial statements.

Other income, net

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of revenue	2018	% of revenue	2017 (As Restated)	% of revenue	2019 vs 2018		2018 vs 2017
Other income, net	$(2,878)	(1%)	$(767)	0%	$(601)	0%	$(2,111)	(275%)	$(166)	(28%)

Fiscal 2019 compared to fiscal 2018

Other income increased $2.1 million or 275%. This increase was primarily due to a gain of $2.8 million on the disposal of an investment offset by a $0.6 million reduction in foreign exchange gain as compared to fiscal 2018.

Fiscal 2018 compared to fiscal 2017

Other income increased $0.2 million or 28%. This increase was primarily due to a decrease in other expenses of $0.2 million as compared to fiscal 2017.

Income tax expense (benefit)

	For the Years Ended March 31,						Change
(dollars in thousands)	2019	% of pre-tax income	2018	% of pre-tax income	2017 (As Restated)	% of pre-tax income	2019 vs 2018		2018 vs 2017
Income tax expense (benefit)	$2,376	6%	$(3,113)	7%	$1,656	220%	$5,489	176%	$(4,769)	(288%)

Fiscal 2019 compared to fiscal 2018

Income tax expense (benefit) increased $5.5 million. The increase was primarily due to fiscal 2018 benefiting from a $2.1 million reserve release resulting from an audit settlement with the German tax authorities and a $2.9 million refundable tax credit resulting from the repeal of the Corporate Alternative Minimum Tax enacted as part of the Tax Cuts and Jobs Act of 2017.

Fiscal 2018 compared to fiscal 2017

Income tax expense (benefit) decreased $4.8 million. This decrease was primarily due to fiscal 2018 benefiting from a $2.1 million reserve release resulting from an audit settlement with the German tax authorities and a $2.9 million refundable tax credit resulting from the repeal of the Corporate Alternative Minimum Tax enacted as part of the Tax Cuts and Jobs Act of 2017.

For additional information, including a reconciliation of the effective tax rate, refer to Note 8: Income Taxes to the consolidated financial statements.

QUARTERLY DISCUSSION AND ANALYSIS

Selected Quarterly Financial Data

The following table sets forth selected financial data for each of the periods indicated. Amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	For the Quarters Ended
	As Restated								Percentage Increase/(Decrease)
	June 30, 2017 (Q1)	September 30, 2017 (Q2)	December 31, 2017 (Q3)	March 31, 2018 (Q4)	June 30, 2018 (Q1)	September 30, 2018 (Q2)	December 31, 2018 (Q3)	March 31, 2019 (Q4)	Q1 2019 vs. Q1 2018		Q2 2019 vs. Q2 2018		Q3 2019 vs. Q3 2018		Q4 2019 vs. Q4 2018
Revenue
Product revenue	$69,483	$67,596	$75,343	$56,160	$66,869	$51,622	$62,986	$63,177	(4%	)	(24%	)	(16%	)	12%
Service revenue	35,117	34,910	34,875	31,621	33,564	33,352	34,097	33,683	(4%	)	(4%	)	(2%	)	7%
Royalty revenue	9,995	9,280	5,776	7,528	7,079	4,938	4,896	6,417	(29%	)	(47%	)	(15%	)	(15%	)

Total revenue	114,595	111,786	115,994	95,309	107,512	89,912	101,979	103,277	(6%	)	(20%	)	(12%	)	8%

Costs and expenses
Product cost of revenue	50,680	51,602	58,119	45,710	45,438	41,319	45,819	47,270	(10%	)	(20%	)	(21%	)	3%
Service cost of revenue	15,077	14,865	14,915	13,932	15,735	13,066	13,078	13,341	4%		(12%	)	(12%	)	(4%	)

Total cost of revenue	65,757	66,467	73,034	59,642	61,173	54,385	58,897	60,611	(7%	)	(18%	)	(19%	)	2%

Gross profit	48,838	45,319	42,960	35,667	46,339	35,527	43,082	42,666	(5%	)	(22%	)	0%		20%

Operating expense
Research and development	10,605	10,190	9,162	8,605	8,261	7,862	7,907	8,083	(22%	)	(23%	)	(14%	)	(6%	)
Sales and marketing	27,078	25,824	26,711	22,629	19,125	16,682	16,990	16,603	(29%	)	(35%	)	(36%	)	(27%	)
General and administrative	12,424	11,506	12,416	15,782	19,391	14,072	13,481	18,333	56%		22%		9%		16%
Restructuring charges	1,631	70	4,239	2,534	3,907	294	1,227	142	140%		320%		(71%	)	(94%	)

Total operating expenses	51,738	47,590	52,528	49,550	50,684	38,910	39,605	43,161	(2%	)	(18%	)	(25%	)	(13%	)

Gain (loss) from operations	(2,900)	(2,271)	(9,568)	(13,883)	(4,345)	(3,383)	3,477	(495)	50%		49%		(136%	)	(96%	)
Other expenses and losses, net:
Interest expense, net	2,579	2,638	2,968	3,485	3,935	4,636	6,238	6,286	53%		76%		110%		80%
Loss on debt extinguishment	—	39	—	6,895	—	12,425	5,033	—	0%		31759%		—		(100%	)
Other expenses (income)	(98)	(77)	(210)	(382)	(220)	196	(3,846)	992	124%		(355%	)	1731%		(360%	)

Net loss before income taxes	(5,381)	(4,871)	(12,326)	(23,881)	(8,060)	(20,640)	(3,948)	(7,773)	50%		324%		(68%	)	(67%	)
Income tax expense (benefit)	(1,262)	228	(2,127)	48	(575)	977	337	1,637	(54%	)	329%		(116%	)	3310%

Net loss	$(4,119)	$(5,099)	$(10,199)	$(23,929)	$(7,485)	$(21,617)	$(4,285)	$(9,410)	82%		324%		(58%	)	(61%	)

For further details regarding the restatement see Note 2: Restatement and Note 13: Quarterly Financial Information (Unaudited) to the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8: Financial Statements and Supplementary Data.

Revenue

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

We had total revenue of $107.5 million in fiscal Q1 2019, a $7.1 million or 6% decrease from fiscal Q1 2018, this was due to decreased revenues across product, service, and royalties.

Product revenue decreased $2.6 million, or 4% in fiscal Q1 2019 compared to fiscal Q1 2018. This year over year decrease was primarily due to decreases in high performance shared storage systems and tape storage. Service revenue decreased $1.6 million, or 4% in fiscal Q1 2019 compared to fiscal Q1 2018 due to decreased service contract revenue from our tape storage. Royalty revenue decreased $2.9 million, or 29%, in fiscal Q1 2019 compared to fiscal Q1 2018 due to lower overall market volume and mix weighted towards older generation LTO technology.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

We had total revenue of $89.9 million in fiscal Q2 2019, a $21.9 million or 20% decrease compared to fiscal Q2 2018, this was due to decreased revenues across product, service, and royalties.

Product revenue decreased $16.0 million, or 24% in fiscal Q1 2019 compared to fiscal Q1 2018. This year over year decrease was primarily due to decreases in revenue from tape storage and devices and media. Service revenue decreased $1.6 million, or 4% in fiscal Q2 2019 compared to fiscal Q2 2018 due to decreased service contract revenue from our tape storage. Royalty revenue decreased $4.3 million, or 47%, in fiscal Q2 2019 compared to fiscal Q2 2018 due to lower overall market volume and mix weighted towards older generation LTO technology.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

We had total revenue of $102.0 million in fiscal Q3 2019, a $14.0 million or 12% decrease compared to fiscal Q3 2018, this was due to decreased revenues across product, service, and royalties.

Product revenue decreased $12.4 million, or 16% in fiscal Q3 2019 compared to fiscal Q3 2018. This year over year decrease was primarily due to decreases in high performance shared storage systems and devices and media. Service revenue decreased $0.8 million, or 2% in fiscal Q3 2019 compared to fiscal Q3 2018 due to decreased service contract revenue from our tape storage. Royalty revenue decreased $0.9 million, or 15%, in fiscal Q3 2019 compared to fiscal Q3 2018 due to lower overall market volume and mix weighted towards older generation LTO technology.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

We had total revenue of $103.3 million in fiscal Q4 2019, a $8.0 million or 8% increase compared to fiscal Q4 2018, primarily due to increases in product and service revenue. This was partially offset by a decrease in royalty revenue.

Product revenue increased $7.0 million, or 12% in fiscal Q4 2019 compared to fiscal Q4 2018. This year over year increase was primarily due to an increase in tape storage. Service revenue increased $2.1 million, or 7% in fiscal Q4 2019 compared to fiscal Q4 2018 due to increased service contract revenue from our Xcellis Workflow Storage product lines. Royalty revenue decreased $1.1 million, or 15%, in fiscal Q4 2019 compared to fiscal Q4 2018 due to lower overall market volume and mix weighted towards older generation LTO technology.

Gross margin

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

Year over year gross margin remained relatively flat at 43% in fiscal Q1 2018 and fiscal Q1 2019.

Product gross margin increased from 27% in fiscal Q1 2018 to 32% in fiscal Q1 2019. By product, the gross margin decreased for back up storage systems which was more than offset by improvements in gross margin for high-performance shared storage systems, tape storage, devices and media.

Year over year service gross margin decreased from 57% in fiscal Q1 2018 to 53% in fiscal Q1 2019. This is primarily due to an increase in the service spending of $0.7 million or 4% in fiscal Q1 2019 combined with an decrease in service revenues of $1.6 million or 4%.

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross margin. Therefore, royalty gross margin dollars vary directly with royalty revenue.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

The year over year decrease in gross margin from 41% in fiscal Q2 2018 to 40% in fiscal Q2 2019 was primarily due to lower product gross margins.

Product gross profit decreased from 24% in fiscal Q2 2018 to 20% in fiscal Q2 2019. By product, the gross profit decreased for tape storage and devices and media, which was partially offset by improvements in gross profit for high-performance shared storage systems and back up storage systems.

The year over year improvement in the service gross profit of four points from 57% in fiscal Q2 2018 to 61% in fiscal Q2 2019 is primarily due to a decrease in the service spending of $1.8 million or 12% in fiscal Q2 2019 combined with an decrease in service revenues of $1.4 million or 4%. This decrease in spending in fiscal Q2 2019 was primarily due to a decrease in the related average service headcount of 23%.

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross profit. Therefore, royalty gross profit dollars vary directly with royalty revenue.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

The year over year increase in gross profit from 37% in fiscal Q3 2018 to 42% in fiscal Q3 2019 was primarily due to higher product and service gross margins.

Product gross profit increased by four points in fiscal Q3 2019 compared to fiscal Q3 2018. By product, the gross margin decreased for tape storage which was more than offset by improvements in gross margin for high-performance shared storage systems, back up storage systems, devices and media.

The year over year improvement in the service gross profit of five points from 57% in fiscal Q3 2018 to 62% in fiscal Q3 2019 is primarily due to a decrease in the service spending of $1.8 million or 12% in fiscal Q3 2019 combined with an decrease in service revenues of $0.4 million or 2%. This decrease in spending in fiscal Q3 2019 was primarily due to a decrease in the related average service headcount of 21%.

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross profit. Therefore, royalty gross margin dollars vary directly with royalty revenue.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

The year over year increase in gross profit from 37% in fiscal Q4 2018 to 41% in fiscal Q4 2019 was primarily due to higher product and service gross profits.

Product gross margin increased six points in fiscal Q4 2019 compared to fiscal Q4 2018. By product, the gross profit decreased for tape storage, back up storage systems, devices and media, which was more than offset by improvements in gross margin for high-performance shared storage systems.

The year over year improvement in the service gross profit of four points from 56% in fiscal Q4 2018 to 60% in fiscal Q4 2019 is primarily due to a decrease in the service spending of $0.6 million or 4% in fiscal Q4 2019 combined with an increase in service revenues of $2.1 million or 7%. This decrease in spending in fiscal 2019 was primarily due to a decrease in the related average service headcount of 8%.

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross margin. Therefore, royalty gross profit dollars vary directly with royalty revenue.

Research and development

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

Research and development expense decreased $2.3 million or 22% in fiscal Q1 2019 compared to fiscal Q1 2018. This decrease was primarily due to a $2.0 million decrease or 24% in compensation and benefits largely related to a lower average year over year research and development headcount of 26%.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

Research and development expense decreased $2.3 million or 23% in fiscal Q2 2019 compared to fiscal Q2 2018. This decrease was primarily due to a $2.1 million or 26% decrease in compensation and benefits largely related to a lower average year over year research and development headcount of 26%.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

Research and development expense decreased $1.3 million or 14% in fiscal Q3 2019 compared to fiscal Q3 2018. This decrease was primarily due to a $1.1 million or 15% decrease in compensation and benefits largely related to a lower average year over year research and development headcount of 22%.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

Research and development expense decreased $0.5 million or 6% in fiscal Q4 2019 compared to fiscal Q4 2018. This decrease was primarily due to a $1.1 million or 15% decrease in compensation and benefits largely related to a lower average year over year research and development headcount of 5%.

Sales and marketing

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

Sales and marketing expense decreased $8.0 million or 29% in fiscal Q1 2019 compared to fiscal Q1 2018. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $5.3 million in fiscal 2019 compared to fiscal 2018 largely related to a lower average year over year sales and marketing headcount of 32%. Marketing program spending was also reduced in fiscal 2019 by $1.6 million compared to the previous fiscal year.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

Sales and marketing expense decreased $9.1 million or 35% in fiscal Q2 2019 compared to fiscal Q2 2018. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $5.6 million in fiscal 2019 compared to fiscal 2018 largely related to a lower average year over year sales and marketing headcount of 41%. Marketing program spending was also reduced in fiscal 2019 by $1.8 million compared to the previous fiscal year.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

Sales and marketing expense decreased $9.7 million or 36% in fiscal Q3 2019 compared to fiscal Q3 2018. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $6.6 million in fiscal 2019 compared to fiscal 2018 largely related to a lower average year over year sales and marketing headcount of 43%. Marketing program spending was also reduced in fiscal 2019 by $1.7 million compared to the previous fiscal year.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

Sales and marketing expense decreased $6.0 million or 27% in fiscal Q4 2019 compared to fiscal Q4 2018. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $5.0 million in fiscal 2019 compared to fiscal 2018 largely related to a lower average year over year sales and marketing headcount of 27%. Marketing program spending was also reduced in fiscal 2019 by $0.6 million compared to the previous fiscal year.

General and administrative

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

General and administrative expense increased $7.0 million or 56% in fiscal Q1 2019 compared to fiscal Q1 2018. This increase was primarily due to a $5.8 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs, and an additional $1.0 million in outside service related to the business transition. This is partially offset by a $0.9 million decrease in compensation and benefits largely related to a lower year over year general and administrative average headcount of 15%.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

General and administrative expense increased $2.6 million or 22% in fiscal Q2 2019 compared to fiscal Q2 2018. This increase was primarily due to a $3.3 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs. This is partially offset by a $1.2 million decrease in compensation and benefits largely related to a lower year over year general and administrative average headcount of 17%.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

General and administrative expense increased $1.1 million or 9% in fiscal Q3 2019 compared to fiscal Q3 2018. This increase was primarily due to a $4.6 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs. This is partially offset by a $0.7 million decrease in compensation and benefits largely related to a lower year over year general and administrative average headcount of 20%, a $0.5 million decrease in infrastructure costs related to facility consolidation activities, and a $0.9 million decrease in other expenses related to the business transition.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

General and administrative expense increased $2.6 million or 16% in fiscal Q4 2019 compared to fiscal Q4 2018. This increase was primarily due to a $7.2 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs. This is partially offset by a $1.0 million decrease in compensation and benefits largely related to a lower year over year general and administrative average headcount of 17%.

Restructuring charges

In the first quarter of fiscal 2019, restructuring charges increased by $2.3 million as compared to the first quarter of fiscal 2018 due to a $1.8 million increase in severance and benefits and a $0.5 million increase in facilities restructuring. In the second quarter of fiscal 2019, restructuring charges increased by $0.2 million as compared to the second quarter of fiscal 2018 due to a $0.2 million increase in severance and benefits. In the third quarter of fiscal 2019, restructuring charges decreased by $3.0 million as compared to the third quarter of fiscal 2018 due to a $3.2 million decrease in severance and benefits. In the fourth quarter of fiscal 2019, restructuring charges decreased by $2.4 million as compared to the fourth quarter of fiscal 2018 due to a $2.4 million decrease in severance and benefits

For additional information on our restructuring plans and disclosure of restructuring charges refer to Note 6: Restructuring Charges to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.

Interest expense, net

The increased interest expense in each of the quarter in fiscal year 2019 compared to each of the quarters in fiscal year 2018 is driven by the overall increase in interest rates on our term loans and revolving line of credit. In addition, increases in our overall debt balances during the fiscal quarters ended December 31, 2018 and March 31, 2019 in relation to the comparable periods in the prior fiscal year resulted in a further increase in our interest expense.

Loss on debt extinguishment

During the fiscal year ended March 31, 2019, the Company incurred a loss on debt extinguishment of $17.5 million which includes $14.9 million related to the August 2018 amendment to the TCW Term Loan, $1.8 million related to the August 2018 amendment to the PNC Credit Facility and $0.8 million related to the December 2018 amendment to the PNC Credit Facility.

Other expenses and losses,

In the first quarter of fiscal 2019, other income increased by $0.1 million as compared to the first quarter of fiscal 2018 due to the impact of change in mark-to-market valuation of the warrants related to our long-term debt. In the second quarter of fiscal 2019, other income decreased by $0.3 million as compared to the second quarter of fiscal 2018 due to the impact of change in mark-to-market valuation of the warrants related to our long-term debt. In the third quarter of fiscal 2019, other income increased by $3.6 million as compared to the third quarter of fiscal 2018. This increase was primarily due to a gain of $2.8 million on the disposal of an investment and an increase of $1.1 million resulting from the change in mark-to-market valuation on the warrants related to our long-term debt. In the fourth quarter of fiscal 2019, other income decreased by $1.4 million as compared to the fourth quarter of fiscal 2018. This decrease was primarily due to a decrease of $1.0 million resulting from the loss on the mark-to-market valuation on the warrants related to our long-term debt and a decrease of $0.4 million in foreign exchange gain.

Income tax expense (benefit)

Quarter ended June 30, 2018 compared to the quarter ended June 30, 2017

Income tax benefit was $0.6 million in the first quarter of fiscal 2019 compared with $1.3 million in the first quarter of fiscal 2018. The $0.7 million decrease in income tax benefit was primarily due to the first quarter of fiscal 2018 benefitting from a $1.5 million reserve release resulting from an audit settlement with the German tax authorities.

Quarter ended September 30, 2018 compared to the quarter ended September 30, 2017

Income tax expense was $1.0 million in the second quarter of fiscal 2019 compared with $0.2 million in the second quarter of fiscal 2018. The $0.8 million increase in tax expense was primarily due to higher foreign taxes in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018.

Quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

Income tax expense was $0.3 million in the third quarter of fiscal 2019 compared with an income tax benefit of $2.1 million in the third quarter of fiscal 2018. The $2.4 million increase in income tax expense was primarily due to the third quarter of fiscal 2018 benefitting from a $2.9 million refundable tax credit resulting from the repeal of the Corporate Alternative Minimum Tax enacted as part of the Tax Cuts and Jobs Act of 2017.

Quarter ended March 31, 2019 compared to the quarter ended March 31, 2018

Income tax expense was $1.6 million in the fourth quarter of fiscal 2019 compared with an income tax expense of less than $0.1 million in the fourth quarter of fiscal 2018. The $1.6 million increase in income tax expense was primarily due to the fourth quarter of fiscal 2018 benefitting from a $0.6 million reserve release resulting from an audit settlement with the German tax authorities more than offset by higher foreign taxes in the fourth quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.

Liquidity and Capital Resources

We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our Amended PNC Credit Facility (as defined below).

We require significant cash resources to meet our obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We may need or decide to seek additional funding through equity or debt financings but cannot guarantee that additional funds would be available on terms acceptable to us, if at all.

We had cash and cash equivalents of $10.8 million as of March 31, 2019, compared to $10.9 million as of March 31, 2018. These amounts exclude, as of the end of both fiscal years, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below).

Our outstanding long-term debt amounted to $145.6 million as of March 31, 2019, net of $17.3 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt, and $116.0 million as of March 31, 2018, net of $7.5 million current portion of long-term debt. We also have a revolving credit facility with PNC, which was undrawn and had an available amount of $18.9 million as of March 31, 2019 (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

We are highly leveraged and subject to various debt covenants under our Credit Agreements (as defined below), including financial maintenance covenants that require progressive improvements in metrics related to our financial condition and results of operations. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. See “Risks Related to our Business Operations” section of Item 1A Risk Factors.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Fiscal Years Ended March 31,			2019 vs. 2018	2018 vs. 2017
($ in thousands)	2019	2018	2017 (Restated)	$ Change	$ Change
Cash provided by (used in):
Operating activities	$(16,859)	$(5,032)	$8,556	$(11,827)	$(13,588)
Investing activities	235	(2,296)	(1,433)	2,531	(863)
Financing activities	16,210	(11,232)	(7,886)	27,442	(3,346)
Effect of exchange rate changes	62	(145)	17	207	(162)

Net decrease in cash and cash equivalents and restricted cash	$(352)	$(18,705)	$(746)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $16.9 million in fiscal 2019, an increase of $11.8 million from $5.0 million in fiscal 2018, mainly reflecting a $25.4 million decrease in payables in fiscal 2019, compared to a $21.6 million increase in fiscal 2018, and an approximately $7.4 million increase in cash interest expense in fiscal 2019 compared to fiscal 2018, reflecting the terms of our refinanced debt. Our outstanding payables increased steadily through each quarter in 2018 due to our efforts to manage working capital, undertaken mainly to fund costs related to professional fees associated with the financial restatement activities and related civil ligation defense costs, and decreased steadily through fiscal 2019, except in the fourth quarter, reflecting a normalization of our payables cycles following our debt refinancing in late December 2018. These factors more than offset the impact of a $20.9 million improvement in loss from operations.

Net cash used in operating activities was $5.0 million in fiscal 2018, a net decrease of $13.6 million from cash provided by operating activities of $8.6 million in fiscal 2017. The change was driven mainly by a $33.9 million net decrease in income (loss) from operations (to a loss of $27.2 million in fiscal 2018 from income of $6.7 million in fiscal 2017) and partially offset by a $21.6 million decrease in payables in fiscal 2018, as discussed above, compared to $5.3 million increase in fiscal 2017. An approximately $4.3 million increase in cash interest expense also contributed to the change between periods.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $0.2 million in fiscal 2019, reflecting investment income of $2.9 million related to an investment in an equity fund that was liquidated during the period, which more than offset $2.7 million in capital expenditures. Net cash used in investing activities was $2.3 million and $1.4 million in fiscal 2018 and 2017, respectively, reflecting capital expenditures in both years, partially offset in 2017 by $0.7 million in asset sales. Our capital expenditures in all fiscal years consisted primarily of tooling, engineering lab equipment, and leasehold improvements.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $16.2 million in fiscal 2019. Net cash used in financing activities was $11.2 million in fiscal 2018 and $7.9 million in fiscal 2017. In all years, the results were driven by our debt refinancing activities, which are summarized under “—Debt Profile and Covenants” below and Note 5: Long-Term Debt, to our consolidated financial statements.

Debt Profile and Covenants

We are party to a senior secured revolving credit facility in an available principal amount equal to the lesser of (i) $45.0 million and (ii) the “borrowing base” (as defined under the Amended PNC Credit Agreement) (the “Amended PNC Credit Facility”) under an Amended and Restated Revolving Credit and Security Agreement (the “Amended PNC Credit Agreement”) with certain lenders and PNC Bank, National Association, as administrative agent. We entered into the Amended PNC Credit Agreement in December 2018 and borrowed approximately $4.4 million on the closing date, which was subsequently repaid. The Amended PNC Credit Facility had a borrowing base of $18.9 million as of March 31, 2019, all of which was available at that date and remains available as of the date of filing of this Annual Report on Form 10-K.

We are also party to a senior secured term loan facility in an aggregate principal amount of $165.0 million (the “Senior Secured Term Loan”) under a Term Loan Credit and Security Agreement between us, certain lenders and U.S. Bank, National Association, as disbursing and collateral agent, entered into in December 2018 (the “Senior Secured Credit Agreement” and together with the Amended PNC Credit Agreement, the “Credit Agreements”). The Term Loan Credit Agreement provides for a senior secured term loan of $150.0 million, drawn on the closing date, and a senior secured delayed draw term loan of $15.0 million, drawn in January 2019. The proceeds of the Senior Secured Term Loan were used to repay our previously outstanding long-term debt and fund our working capital requirements. Outstanding amounts under both Credit Agreements mature and are due and payable on December 27, 2023.

Borrowings under the Amended PNC Credit Facility bear interest, at our option, equal to, (a) the greater of (i) the base rate, as defined in the Amended PNC Credit Facility, (ii) the daily Overnight Bank Funding Rate plus 0.5% and (iii) the daily LIBOR rate plus 1.0%, plus an applicable margin of (A) 3.00% for the period from the facility closing date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2019 and (B) thereafter, ranging from 2.50% to 3.50% based on our applicable Total leverage Ratio, as described below, or (b) the LIBOR rate plus an applicable margin of (A) 4.00% for the period from the facility closing date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2019 and (B) thereafter, ranging from 3.50% to 4.50% based on our applicable total leverage ratio, as defined in the Amended PNC Credit Facility agreement. Interest on the Amended PNC Credit Facility is payable quarterly.

Borrowings under the Senior Secured Term Loan bear interest at a rate per annum, at our option, equal to (a) the greater of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR rate plus 1.0%, and (iv) the Prime rate as quoted by the Wall Street Journal, plus an applicable margin of 9.00% or (b) LIBOR Rate plus an applicable margin of 10.00%. Interest on the Senior Secured Term Loan is payable quarterly. Principal payments of 0.25% of the original balance of the Senior Secured Term Loan are due quarterly with the remaining principal balance due at maturity. Additionally, on an annual basis beginning with the fiscal year ending March 31, 2020, we will be required to perform a calculation of Excess Cash Flow, as defined in the Senior Secured Senior Secured Credit Agreement, which may require an additional payment of the principal in certain circumstances. The interest rate applicable to our borrowings under the Senior Secured Term Loan as of March 31, 2019 was 12.6%.

Pursuant to each Credit Agreement, we granted a lien to the respective agents under the Senior Secured Term Loan and the Amended PNC Credit Facility in all of the assets now owned or hereafter acquired by us, Quantum LTO Holdings, LLC, our wholly-owned direct subsidiary and any future domestic subsidiary that, at the respective agent’s discretion, becomes a loan party under the Credit Agreements, including, without limitation: accounts, books, chattel paper, commercial tort claims, deposit accounts, equipment, fixtures, general intangibles, inventory, investment property, intellectual property and intellectual property licenses, equity interests, securities accounts, supporting obligations, money and cash equivalents, and the proceeds and products of each of the foregoing, in each case, subject to certain exceptions.

The Credit Agreements contain certain customary financial and other covenants, including requirements to prepay the loans in an amount equal to 100% of the net cash proceeds from certain assets dispositions, subject to certain reinvestment rights and other exceptions, and restrictions on the payment of dividends and certain other payments (subject to certain exceptions). Amounts outstanding under the Credit Agreements may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): failure to pay principal, interest, or any fees when due; breach of any representation or warranty, covenant, or other agreement in the Credit Agreements; the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or any of its subsidiaries; any “Event of Default” with respect to other indebtedness involving an aggregate amount of $1.0 million or more; any lien created by the Credit Agreements or any related security documents ceasing to be valid and perfected; the Credit Agreements or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or a change of control.

The Credit Agreements also require us to meet the following financial maintenance covenants, which are tested quarterly for compliance:

•

A minimum Fixed Charge Coverage Ratio, defined in the Credit Agreements as the ratio of (x) Covenant EBITDA (as defined below) less unfunded capital expenditures (as defined in the Credit Agreements) for a given period to (y) consolidated fixed charges (as defined in the Credit Agreements, including interest, scheduled principal and fees paid on outstanding debt, cash income tax expense, certain restricted payments, and cash rent) for that period.

The table below sets forth the minimum Fixed Charge Coverage Ratios that we must meet for each four consecutive fiscal quarter period ending on the indicated dates:

Minimum Fixed Charge Coverage Ratio
Fiscal Quarter Ending	Senior Secured Term Loan	Amended PNC Credit Facility
March 31, 2019	0.75:1.00	0.81:1.00
June 30, 2019	0.85:1.00	0.97:1.00
September 30, 2019	0.90:1.00	1.05:1.00
December 31, 2019	0.90:1.00	1.20:1.00
March 31, 2020	1.05:1.00	1.25:1.00
June 30, 2020	1.05:1.00	1.30:1.00
September 30, 2020	1.25:1.00	1.40:1.00
December 31, 2020 and each fiscal quarter ending thereafter	1.25:1.00	1:50:1.00

•

A maximum Total Net Leverage Ratio, defined in the Credit Agreements as the ratio, on a consolidated basis, of (x)(1) with respect to the Senior Secured Term Loan, our outstanding debt (as defined under the Credit Agreements) as of a given date or (2) with respect to the Amended PNC Credit Facility, our average outstanding debt and issued but undrawn letters of credit under the Amended PNC Credit Facility (in each case, as determined pursuant to the Credit Agreements) during a fiscal quarter, minus (3) in each case, restricted and certain other cash and cash equivalents (as defined under the Credit Agreements) as of a given date, to (y) Covenant EBITDA for the four fiscal quarter period ending on the given date.

The table below sets forth the maximum Total Net Leverage Ratios that we must not exceed as of the indicated dates:

Maximum Total Net Leverage Ratio
Fiscal Quarter Ending	Senior Secured Term Loan	Amended PNC Credit Facility
March 31, 2019	6.00:1.00	5.43:1.00
June 30, 2019	5.50:1.00	4.80:1.00
September 30, 2019	5.00:1.00	4.40:1.00
December 31, 2019	4.50:1.00	3.75:1.00
March 31, 2020	4.00:1.00	3.50:1.00
June 30, 2020	3.75:1.00	3.25:1.00
September 30, 2020	3.50:1.00	2.75:1.00
December 31, 2020	3.25:1.00	2:50:1.00
March 31, 2021 and each fiscal quarter ending thereafter	3.00:1.00	2:50:1.00

•

If our Total Net Leverage Ratio, on a consolidated basis, is greater than 3.25 to 1.00 as of a given date, we must maintain Covenant EBITDA of not less than the amount set forth in the table below for each four consecutive fiscal quarter period ending as of the dates indicated:

	Minimum Covenant EBITDA (in whole dollars)
Fiscal Quarter Ending	Senior Secured Term Loan	Amended PNC Credit Facility
March 31, 2019	$25,000,000	27,500,000
June 30, 2019	$28,000,000	31,000,000
September 30, 2019	$30,000,000	33,000,000
December 31, 2019	$30,000,000	37,000,000
March 31, 2020	$35,000,000	38,000,000
June 30, 2020	$35,000,000	39,000,000
September 30, 2020	$40,000,000	45,000,000
December 31, 2020	$40,000,000	48,000,000
March 31, 2021	$40,000,000	48,000,000
June 30, 2021 and each fiscal quarter ending thereafter	$45,000,000	48,000,000

•

With respect to the Amended PNC Credit Facility only, a maximum Total Leverage Ratio, defined in the Credit Agreements as the ratio, on a consolidated basis, of (x) our outstanding debt (as defined under the Credit Agreements) to (y) Covenant EBITDA for the four fiscal quarter period ending on the given date.

The table below sets forth the maximum Total Net Leverage Ratios that we must not exceed as of the indicated dates:

Maximum Total Leverage Ratio
Fiscal Quarter Ending	Amended PNC Credit Facility
March 31, 2019	6.00:1.00
June 30, 2019	5.30:1.00
September 30, 2019	5.00:1.00
December 31, 2019	4.50:1.00
March 31, 2020	4.25:1.00
June 30, 2020	4:00:1.00
September 30, 2020	3.50:1.00
December 31, 2020	3.50:1.00
March 31, 2021 and each fiscal quarter ending thereafter	3.50:1.00

•

Maintain, as of the end of each quarterly period, minimum liquidity (as defined in the Credit Agreements, including certain unrestricted cash amounts and amounts available under the Amended PNC Credit Facility, less certain expenses) of at least $10.0 million.

As of the three-month period ended March 31, 2019, we reported the following covenant measures to our lenders:

•	Fixed Charge Coverage Ratio of 1.37 to 1.00;

•	Total Net Leverage Ratio of 4.07 to 1.00;

•	Covenant EBITDA of $37.3 million (see “—Covenant EBITDA” below);

•	Total Leverage Ratio of 4.41 to 1.00; and

•	Liquidity of $31.4 million.

We believe we were in compliance with all covenants under the Credit Agreements as of the date of filing of this Annual Report on Form 10-K.

Covenant EBITDA

Covenant EBITDA is identical to “EBITDA” as defined under the Credit Agreements and we are required to report it to our lenders pursuant to the covenants contained in the Credit Agreements. Covenant EBITDA is a key component of compliance metrics under certain covenants in the Credit Agreement, as described above. Consequently, we consider Covenant EBITDA to be an important measure of our financial condition. Covenant EBITDA reflects further adjustments to Adjusted EBITDA as discussed in “Non-U.S. GAAP Financial Measures” included above in Item 7. The key adjustments include adding back amortization of service inventory and a limitation on total allowable professional fees related to the financial restatement activities that will be added back to the Covenant EBITDA.

Covenant EBITDA is calculated under the Credit Agreements as our net loss determined based on U.S. GAAP for a given fiscal period, adjusted for certain items, including without limitation: taxes and tax credits, interest expense, depreciation and amortization, certain non-cash compensation and other charges, certain refinancing-related costs (up to certain aggregate limits), certain severance and facility closure costs (up to certain aggregate limits), certain transaction-related costs and purchase accounting and other adjustments with respect to acquisitions permitted under the Credit Agreements, certain expenses in connection with the professional fees associated with the financial restatement activities and related civil ligation defense costs (up to certain aggregate limits), and other items.

Commitments and Contingencies

Our contingent liabilities consist primarily of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. We have little history of costs associated with such indemnification requirements and contingent liabilities associated with product liability may be mitigated by our insurance coverage. In the normal course of business to facilitate transactions of our services and products, we indemnify certain parties with respect to certain matters, such as intellectual property infringement or other claims. We also have indemnification agreements with our current and former officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of our indemnification claims, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results, financial position or cash flows.

We are also subject to ordinary course litigation and potential costs related to professional fees associated with the financial restatement activities and related civil ligation defense costs, See Note 11 Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We entered into a registration rights agreement with the holders of the warrants issued to the lenders under the Term Loan Credit Agreement, as described under “—Contractual Obligations” below. The agreement calls for us to prepare and file a registration statement with the SEC and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in no event later than October 31, 2019 (the “Registration Penalty Date”). If we are unable to file and cause a registration statement to be declared effective by the Registration Penalty Date, we would be required to pay each warrant holder an amount of cash equal to (i) $300,000 multiplied by (ii) such holder’s pro rata share of all outstanding warrants on the day of a Registration Penalty Date and on every thirtieth day thereafter until such filing failure is cured. In the event we fail to make the delay payments in a timely manner, such outstanding payments shall bear interest at 5.0% until paid in full. We expect to meet all registration requirements and determined that such a payment was not probable at the time the agreement was entered into, nor was such a payment probable as of March 31, 2019 or as of the date of filing of this Annual Report on Form 10-K.

Except for this registration rights contingency and the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which are not recognized as liabilities in our financial statements. The table below summarizes our material enforceable and legally binding obligations and future commitments as of March 31, 2019.

		Fiscal Years Ending March 31,
(dollars in thousands)	Total	2020	2021 to 2022	2023 to 2024	After 2024
Debt(a)	$164,588	$1,650	$3,300	$159,638	$—
Interest on debt(b)	96,107	20,660	40,696	34,751	—
Operating leases(c)	19,356	4,424	7,097	4,130	3,705
Purchase obligations(d)	32,404	32,404	—	—	—

Total	$312,455	$59,138	$51,093	$198,519	$3,705

(a)

Represents nominal principal amount of debt outstanding under the Senior Secured Term Loan as of March 31, 2019. See Note 5: Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)

Estimated interest payment obligations have been calculated for all periods assuming an interest rate of 12.6%, which was the rate applicable to outstanding amounts under the Senior Secured Term Loan as of March 31, 2019.

(c)

Operating leases include leases of certain facilities under non-cancelable lease agreements and equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses.

(d)	Includes primarily contractual commitments to purchase inventory from contract manufacturers and other suppliers.

In addition to the contractual obligations included in the table above, in connection with our entry into the Senior Secured Term Loan, we issued warrants to purchase approximately 7.1 million shares of our common stock, at an exercise price of $1.33 per share, to the lenders under the Term Loan Credit Agreement (the “Senior Secured Term Loan Warrants”). The exercise price and the number of shares underlying the Senior Secured Term Loan Warrants are subject to adjustment in the event of specified events, including dilutive issuances of common stock or common stock linked equity instruments at a price lower than the exercise price of the warrants, a subdivision, combination or reclassification of our common stock, or specified dividend payments. The Senior Secured Term Loan Warrants are exercisable until December 27, 2028. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise. The warrants liability is recorded at fair value in shareholders equity. See Note 5: Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Assumptions

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Note 3: Summary of Significant Accounting Policies, to our consolidated financial statements.

Revenue Recognition

Our revenue is derived from three main sources: (1) Products, (2) Professional services and (3) Royalties. Our performance obligations are satisfied at a point in time or over time as stand ready obligations. A majority of our revenue is recognized at a point in time when products are accepted, installed or delivered. Product revenue is recognized at the point in time when the customer takes control of the product, which typically occurs at the point of shipment. Professional services revenue primarily consists of installation, consulting and training and hardware and software support. Installation services are typically completed within a short period of time and revenue from these services is recognized upon completion, while revenue from support plans is recognized ratably over the contractual term of the service contract. We license certain products under royalty arrangements, pursuant to which our licensees periodically provide us with reports containing units sold to end users subject to the royalties. The reports substantiate that our performance obligation has been satisfied and we recognize royalty revenue based on the reports or when amounts can be reasonably estimated.

There are significant judgements used when applying ASC Topic 606 to contracts with customers. Most of our contracts contain multiple goods and services designed to meet each customers’ unique storage needs. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. Where standalone selling price may not be directly observable (e.g., the performance obligation is not sold separately), we maximize the use of observable inputs by using information including reviewing discounting practices, performance obligations with similar customers and product groupings. We determined that invoice price is the best representation of what we expect to receive from the delivery of each performance obligation. This judgment is based on the fact that each storage solution is customizable to meet an individual customer’s needs and every product’s transaction price can vary depending on the mix of other products included in the same purchase order and there are no identifiable trends that provide a good representation of expected margin for each product.

Product revenue may be impacted by a variety of price adjustments or other factors, including rebates, returns and stock rotation. We use the expected value method to estimate the net consideration expected to be returned to the customer. We use historical data and current trends to drive our estimates. We record a reduction to revenue to account for these items that may result in variable consideration. We initially measure a returned asset at the carrying amount of the inventory, less any expected costs to recover the goods including potential decreases in value of the returned goods.

Income Taxes

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities, measured at the enacted tax rates expected to apply to taxable income in the years in which those tax assets or liabilities are expected to be realized or settled. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision.

We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. We recognize penalties and tax-related interest expense as a component of income tax expense in our consolidated statements of operations. See Note 8: Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Inventories

Manufacturing Inventories

Our manufacturing inventory is recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Costs include material, direct labor, and an allocation of overhead in the case of work in process. Adjustments to reduce the cost of manufacturing inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Parts Inventories

Our service parts inventories are recorded at the lower of cost or net realizable value, with cost being determined on a FIFO basis. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and dispose of parts with no use and a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and the volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

Restructuring Reserves

Restructuring reserves include charges related to the realignment and restructuring of our business operations. These charges represent judgments and estimates of costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, asset write-offs and other related costs. We reassess the reserve requirements to complete each individual plan under restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from our estimates, additional charges may be required.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 3: Summary of Significant Accounting Policies, to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

Our primary market risk exposure is to changing interest rates on our long-term debt. We had total outstanding debt of $162.9 million under our variable interest Senior Secured Term Loan as of March 31, 2019. Borrowings under the Senior Secured Term Loan bear interest at a rate per annum, at the Company’s option, equal to (a) the greater of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR Rate based upon an interest period of 1 month plus 1.0%, and (iv) the Prime Rate as quoted by the Wall Street Journal, plus an applicable margin of 9.00% or (b) LIBOR Rate plus an applicable margin of 10.00%. Interest on the Senior Secured Term Loan is payable quarterly. Principal payments of 0.25% of the original balance of the Senior Secured Term Loan are due quarterly with the remaining principal balance due at maturity. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates would result in a change to annual interest expense of approximately $1.6 million at March 31, 2019. As of March 31, 2019, we have no borrowings on our Amended TCW Credit Facility. Our other long-term debt related to lease obligations have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest to be minimal.

Foreign Exchange Risk

We conduct business in certain international markets. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our Consolidated Statements of Operations.

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

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors Report

To the Board of Directors and Stockholders

Quantum Corporation

San Jose, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quantum Corporation and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set form therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal controls over financial reporting as of March 31, 2019, based on the criteria established in Internal Controls—Integrated Framework (2013) issued by the COSO because of material weaknesses in internal control over the Company’s control environment, revenue recognition and financial reporting process that existed as of March 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the March 31, 2019, 2018, and 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2017 consolidated financial statements to correct misstatements.

Management previously concluded that the Company maintained effective internal control over financial reporting as of March 31, 2017. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to ineffective controls within the Company’s financial reporting process existed as of that date.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements on the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ArmaninoLLP

We have served as the Company’s auditor since 2019.

San Ramon, California

August 6, 2019

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,790	$10,865
Accounts receivable, net of allowance for doubtful accounts of $68 and $320 as of March 31, 2019 and 2018, respectively	86,828	96,350
Manufacturing inventories	18,440	34,428
Service part inventories	19,070	21,889
Other current assets	18,095	13,565
Restricted cash, current	1,065	1,342

Total current assets	154,288	178,439
Property and equipment, net	8,437	9,698
Intangible assets, net	34	138
Restricted cash, long-term	5,000	5,000
Other long term assets	5,112	9,364

Total assets	$172,871	$202,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$37,395	$62,646
Deferred revenue, current	90,407	96,866
Accrued restructuring charges, current	2,876	3,166
Long-term debt, current portion	1,650	7,500
Accrued compensation	17,117	19,460
Other accrued liabilities	29,025	17,638

Total current liabilities	178,470	207,276
Deferred revenue, long-term	36,733	38,587
Accrued restructuring charges, long-term	—	2,653
Long-term debt, net of current portion	145,621	115,986
Other long-term liabilities	11,827	11,604

Total liabilities	372,651	376,106
Commitment and contingencies (Note 11)
Stockholders’ deficit
Preferred stock 20,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized; 36,040 and 35,443 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	360	354
Additional paid-in capital	499,224	481,610
Accumulated deficit	(697,954)	(655,157)
Accumulated other comprehensive loss	(1,410)	(274)

Total stockholders’ deficit	(199,780)	(173,467)

Total liabilities and stockholders’ deficit	$172,871	$202,639

The accompanying Notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years Ended March 31,
	2019	2018	2017 (As Restated)
Revenue:
Product revenue	$244,654	$268,582	$308,318
Service revenue	134,696	136,523	145,938
Royalty revenue	23,330	32,579	38,798

Total revenue	402,680	437,684	493,054

Costs and expenses:
Product cost of revenue	179,846	206,111	226,660
Service cost of revenue	55,220	58,789	61,122

Total cost of revenue	235,066	264,900	287,782

Gross profit	167,614	172,784	205,272

Operating expense
Research and development	32,113	38,562	44,379
Sales and marketing	69,400	102,242	100,527
General and administrative	65,277	52,128	51,590
Restructuring charges	5,570	8,474	2,095

Total operating expenses	172,360	201,406	198,591

Income (loss) from operations	(4,746)	(28,622)	6,681
Other (income) expense,
Interest expense	21,095	11,670	7,993
Loss on debt extinguishment	17,458	6,934	41
Other income, net	(2,878)	(767)	(601)

Net loss before income taxes	(40,421)	(46,459)	(752)
Income tax expense (benefit)	2,376	(3,113)	1,656

Net loss	$(42,797)	$(43,346)	$(2,408)

Loss per share - basic and diluted	$(1.20)	$(1.25)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	35,551	34,687	33,742

Net loss	$(42,797)	$(43,346)	$(2,408)
Change in foreign currency translation adjustments	(1,136)	1,402	(770)

Total comprehensive loss	$(43,933)	$(41,944)	$(3,178)

The accompanying Notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2019	2018	2017
			(As Restated)
Cash flows from operating activities:
Net loss	$(42,797)	$(43,346)	$(2,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,266	4,970	5,635
Amortization of debt issuance costs	2,825	1,537	1,373
Provision for product and service inventories	8,851	8,146	7,609
Tax benefit from settlement and Tax Reform Act	—	(3,952)	—
Stock-based compensation expense	3,409	5,394	6,698
Non-cash interest expense	1,670	49	—
Non-cash loss on debt extinguishment	17,851	6,962	—
Non-cash restructuring charges	—	598	—
Bad debt expense	315	295	24
Deferred income taxes, net	2,356	69	497
Loss on disposal of property and equipment	268	129	11
Unrealized foreign exchange (gain) loss	(224)	1,437	(650)
Change in fair value of liability classified warrants	(143)	(210)	—
(Gain) loss on investment	(2,729)	118	—
Changes in assets and liabilities:
Accounts receivable	8,054	6,510	(370)
Manufacturing inventories	13,054	(2,613)	3,827
Service parts inventories	(3,506)	(6,760)	(3,404)
Accounts payable	(25,356)	21,647	(5,284)
Accrued restructuring charges	(2,943)	(463)	(1,644)
Accrued compensation	(2,342)	(4,330)	1,784
Deferred revenue	(8,367)	4,228	(1,686)
Other assets and liabilities	8,629	(5,447)	(3,456)

Net cash provided by (used in) operating activities	(16,859)	(5,032)	8,556

Cash flows from investing activities:
Purchases of property and equipment	(2,708)	(2,584)	(2,217)
Proceeds from sale of assets	51	10	736
Cash distributions from investments	2,892	278	48

Net cash provided by (used in) investing activities	235	(2,296)	(1,433)

Cash flows from financing activities:
Borrowings of long-term debt, revolving credit facility and subordinated convertible debt, net of debt issuance costs	507,707	367,755	104,914
Repayments long-term of debt	(491,143)	(316,053)	(113,082)
Repayment of convertible subordinated debt	—	(62,827)	—
Payment of tax withholding due upon vesting of restricted stock	(354)	(1,822)	(737)
Proceeds from issuance of common stock under the employee stock purchase plan	—	1,715	1,019

Net cash provided by (used in) financing activities	16,210	(11,232)	(7,886)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	(145)	17

Net decrease in cash, cash equivalents and restricted cash	(352)	(18,705)	(746)
Cash, cash equivalents and restricted cash at the beginning of period	17,207	35,912	36,658

Cash, cash equivalents and restricted cash at the end of period	$16,855	$17,207	$35,912

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$105	$173	$279
Transfer of inventory to property and equipment	$408	$1,036	$1,928
Cash Paid For:
Interest	$17,677	$10,244	$5,966
Income taxes, net of refunds	$68	$1,455	$677

The accompanying Notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

Cash and cash equivalents	$10,790	$10,865	$12,958
Restricted cash, current	1,065	1,342	2,954
Restricted cash, long-term	5,000	5,000	20,000

Total cash, cash equivalents and restricted cash at the end of period	$16,855	$17,207	$35,912

The accompanying Notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

					Accumulated
	Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balances at March 31, 2016 (as reported)	33,276	$332	$466,879	$(596,940)	$3,844	$(125,885)
Cumulative restatement adjustments				(12,463)	(4,750)	(17,213)

Balances at March 31, 2016 (as restated)	33,276	332	466,879	(609,403)	(906)	(143,098)
Net loss				(2,408)		(2,408)
Foreign currency translation adjustments					(770)	(770)
Shares issued under employee stock purchase plan	293	3	1,016			1,019
Shares issued under employee stock incentive plans, net	693	7	(7)			—
Shares surrendered in lieu of withholding taxes for stock incentive plans	(199)	(2)	(735)			(737)
Stock-based compensation expense			6,698			6,698

Balances at March 31, 2017 (as restated)	34,063	340	473,851	(611,811)	(1,676)	(139,296)
Net loss				(43,346)		(43,346)
Foreign currency translation adjustment					1,402	1,402
Shares issued under employee stock purchase plan	316	3	1,712			1,715
Shares issued under employee stock incentive plans, net	1,064	11	(1,827)			(1,816)
Stock-based compensation expense			5,990			5,990
Reclassifications of liability classified warrants to equity			1,884			1,884

Balances at March 31, 2018	35,443	354	481,610	(655,157)	(274)	(173,467)
Net loss				(42,797)		(42,797)
Foreign currency translation adjustment					(1,136)	(1,136)
Shares issued under employee stock purchase plan	597	6	(360)			(354)
Stock-based compensation expense			3,409			3,409
Reclassification of liability classified warrants to equity			14,565			14,565

Balances at March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), founded in 1980 and reincorporated in Delaware in 1987, is a proven industry leader in storing and managing video and video-like data delivering, the industry’s top streaming performance for video and rich media applications, along with the lowest cost, highest density massive-scale data protection and archive systems. The Company helps customers capture, create and share digital data and preserve and protect it for decades. The Company’s end-to-end, software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

NOTE 2:	RESTATEMENT

Restatement of Previously Issued Financial Statements

In February 2018, the Audit Committee (“Audit Committee”) of our Board of Directors (the “Board”), and subsequently a special committee of the Board (the “Special Committee”) consisting of two members of the Audit Committee, began conducting an internal investigation, with the assistance of independent accounting and legal advisors, into matters related to the Company’s accounting practices and internal control over financial reporting related to revenue recognition for transactions occurring between January 1, 2016 and March 31, 2018. Upon the recommendation of the Audit Committee and as a result of the investigation by the Special Committee and after consultation with the Company’s management, on September 14, 2018, the Company’s Board of Directors concluded that the Company’s previously issued consolidated financial statements and other financial data for the fiscal years ended March 31, 2017, 2016 and 2015 contained in the Company’s Annual Reports on Form 10-K for the fiscal year ended March 31, 2017, and the Company’s condensed consolidated financial statements for each of the quarterly and year-to-date periods ended June 30, 2015, September 30, 2015, December 31, 2015, June 30, 2016, September 30, 2016, December 31, 2016, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should not be relied upon and required restatement (the “Restatement”). The Board also determined that the Company’s disclosures related to these financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting and disclosure controls and procedures, should not be relied upon.

This Note discloses the nature of the Restatement adjustments and shows the impact of the restatement on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities and financing activities, and the cumulative effects of these adjustments on the consolidated balance sheets, statements of operations and comprehensive loss, statement of stockholders’ deficit and statements of cash flows for the fiscal year ended March 31, 2017. In addition, this Note shows the effects of the adjustment to opening accumulated deficit as of April 1, 2016, which adjustment reflects the impact of the Restatement on periods prior to the fiscal year ended March 31, 2017. The cumulative impact of the Restatement for all previously reported periods was an adjustment to increase accumulated deficit of approximately $12.5 million and decrease to accumulated other comprehensive income of approximately $4.8 million as of April 1, 2016. The impact on fiscal year 2017 was a reduction in pre-tax loss and net loss of $5.5 million and $6.1 million, respectively. The restated interim financial information for the relevant unaudited interim financial statements for the three months ended June 30, 2017 and the three-and six-months ended September 30, 2017 are included in Note 13: Quarterly Financial Data (Unaudited).

Restatement Background

On January 11, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) seeking documents pertaining to the Company’s accounting practices and internal controls related to revenue recognition for transactions commencing April 1, 2016. The Company subsequently decided to postpone the release of Quantum’s results for the third quarter of fiscal 2018 and the Audit Committee began an independent investigation into the Company’s accounting practices and internal controls over financial reporting related to revenue recognition for transactions occurring between January 1, 2016 and March 31, 2018, with the assistance of independent accounting and legal advisors. Subsequently, the Special Committee, undertook to continue the investigation.

In September 2018, the Special Committee substantially completed and finalized its principal findings with respect to its investigation. The principal findings included a determination that the Company engaged in certain business and sales practices that may have undermined its historical accounting treatment for transactions with several key distributors and at least one end customer. The Special Committee found that the identified transactions potentially affected by such practices commenced at least in the fourth quarter of fiscal 2015 and continued at least through the fourth quarter of fiscal 2018 (the “Investigation Related Revenue Misstatements”). The Special Committee also found that these business and sales practices may have resulted in the Company recognizing revenue for certain transactions prior to satisfying the criteria for revenue recognition required under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

In response to the findings of the Special Committee, the Company conducted a thorough review of its financial records for the fiscal years ended March 31, 2015, 2016 and 2017, and for each of the quarterly and year to date periods ended June 30, 2017 and September 30, 2017 to determine whether further adjustments were necessary. The Company concluded that there were material misstatements in the consolidated financial statements for the fiscal years ended March 31, 2015, 2016 and 2017 as well as the unaudited interim consolidated financial statements for the quarterly periods ended June 30, 2016, December 31, 2016, June 30, 2017 and September 30, 2017.

The Special Committee investigation is now complete, although our outside legal counsel, together with the assistance of the independent legal counsel to the Special Committee and independent accounting advisors, continue to provide support as requested in connection with the SEC investigation discussed in more detail in Item 3—Legal Proceedings contained in this Annual Report on Form 10-K.

As part of the Company’s review of its financial records, management identified control deficiencies related to the control environment, risk assessment, information and communication, and monitoring. For further information regarding these control deficiencies, please see Item 9A—Controls and Procedures in this Annual Report on Form 10-K. The Company’s incorrect accounting was the result of these control deficiencies. The Company’s investigation found that one of these factors was that an inconsistent and sometimes inappropriate tone at the top was present under the then existing senior management that did not in certain instances result in adherence to U.S. GAAP and the Company’s accounting policies and procedures. Other factors affecting the overall historic accounting environment included: lack of an effective control environment for certain accounting estimates; lack of sufficient personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s financial reporting requirements; lack of clear reporting structures, reporting lines and decisional authority responsibilities; lack of effective controls over certain business processes which included the execution of controls over revenue recognition and the preparation, analysis and review of significant account reconciliations and closing adjustments; and other matters. Taken together, these factors contributed to the consolidated financial statement errors that resulted in the Restatement.

Description of Restatement Matters and Restatement Adjustments

The categories of restatement adjustments and their impact on previously reported consolidated financial statements are described below.

(a)

Investigation Related Revenue – As disclosed in Note 2: Restatement, the Company prematurely recognized product revenue sold to certain distributors, resellers and end-user customers. The associated product cost of revenue for each product revenue sales order was also recognized in the incorrect period. Additionally, for all transactions where product revenue was recognized prematurely, a reclassification is recorded at sell-in to reflect the movement of inventory at Quantum’s warehouse to inventory at its distributor’s warehouse. For the transactions where revenue was recognized prematurely, the Company restated the consolidated financial statements to reflect the revenue in the period in which the criteria for revenue recognition under U.S. GAAP have been satisfied. For revenue transactions where the criteria for revenue recognition under U.S. GAAP have not yet been satisfied, we deferred revenue recognition until all criteria are satisfied. The impact of this misstatement to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is a decrease to product revenue and product cost of revenue of $11.9 million and $4.5 million, respectively, and a decrease to pre-tax earnings of $7.4 million. The impact to the consolidated balance sheet at March 31, 2017 is a decrease to accounts receivable and other accrued liabilities of $13.6 million and $0.5 million, respectively and an increase to manufacturing inventories and deferred revenue current of $8.6 million and $4.1 million, respectively.

(b)

Service Revenue Amortization Convention – The Company inappropriately recognized service revenue on a monthly convention at the beginning of the initial month of service regardless of the service period start date resulting in an acceleration of revenue recognition. Additionally, certain annual service contracts were inappropriately recognized over a 13-month period resulting in a deceleration of revenue recognition. The combined impact of these misstatements to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to service revenue and pre-tax earnings of $1.6 million. The impact to the consolidated balance sheet at March 31, 2017 is an increase in current and long-term deferred revenue of $3.5 million and $1.3 million, respectively.

(c)

Cash Consideration Paid to Customers – The Company inappropriately recorded cash consideration paid to customers as expenses rather than as a reduction of revenue as such payments did not meet the identifiable benefit criteria within the Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“Topic 605”) guidance. We have reclassified these expenses from sales and marketing expense to product revenue. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is a decrease to product revenue and sales and marketing expense of $2.0 million with no impact to pre-tax earnings. There was no impact to the consolidated balance sheet at March 31, 2017.

(d)

Sales Tax – The Company inappropriately accrued U.S. states’ sales tax on foreign sales. There was no impact to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017. The impact of this misstatement to the consolidated balance sheet at March 31, 2017 is a decrease to accounts receivable and other accrued liabilities of $0.5 million.

(e)

Accrued Warranty – The Company reviewed its warranty accrual methodology and determined that previous estimates did not appropriately reflect the Company’s historical experience. The Company changed its method in calculating the warranty accrual and applied the adjustments retroactively. The impact of this misstatement to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to service cost of revenue and a decrease to pre-tax earnings of $0.4 million. The impact to the consolidated balance sheet at March 31, 2017 is an increase in other accrued liabilities of $0.4 million.

(f)

Commissions Accrual – Relating to misstatement (a), when the Company prematurely recognized revenue, the associated commission expense was also prematurely recognized. The Company restated commission expense to match the timing of associated revenue recognition. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is a decrease to sales and marketing expense and an increase in pre-tax earnings of $0.7 million. The impact to the consolidated balance sheet at March 31, 2017 is a decrease to accrued compensation of $1.4 million.

(g)

Short Term Disability Plan – The Company inappropriately accounted for its employee funded disability plan and did not reflect employee contributions within restricted cash and did not recognize the obligation to fund disability claims as incurred. The impact of this misstatement on the consolidated balance sheet at March 31, 2017 is an increase to restricted cash and accrued compensation of $1.1 million. There was no impact to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017.

(h)

Third Party Maintenance Contracts – The Company changed its method to appropriately account for capitalized third party maintenance contracts. The impact of this misstatement to the consolidated balance sheet at March 31, 2017 was a decrease to accounts payable and other current assets of $0.8 million. There was no impact of this misstatement to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017.

(i)

Debt Issuance Costs – The Company reclassified capitalized debt issuance costs on its revolver loan from long-term debt to a current asset. The impact of this misstatement to the consolidated balance sheet at March 31, 2017 is an increase to long term debt, net of current portion and other long-term assets of $1.6 million. There was no impact to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017.

(j)

Restructuring – The Company did not properly calculate expenses related to its restructuring activities, including failure to apply appropriate discount rates and omitting certain facilities in calculating the restructuring liabilities. The impact of this misstatement to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to restructuring charges and a decrease in pre-tax earnings of less than $0.1 million. The impact to the consolidated balance sheet at March 31, 2017 is an increase to current and non-current accrued restructuring charges of $1.0 million and $3.9 million, respectively.

(k)

General Presentation – Certain activities in the statement of cash flows and consolidated balance sheets have been reclassified to conform with current fiscal year’s presentation. The impact to the consolidated balance sheet at March 31, 2017 is a decrease to warranty liability and an increase to other accrued liabilities of $3.3 million. There was no impact to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017.

(l)

Australian Deferred Tax Assets and Valuation Allowance – The Company failed to record deferred tax assets for certain book-tax differences at an Australian affiliate and to further establish a valuation allowance against certain of the tax assets. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to income tax expense of $0.2 million. The impact to the balance sheet at March 31, 2017 is an increase to other long term assets and accumulated deficit of $0.5 million and $0.7 million, respectively.

(m)

Deferred Tax Liability Related to Unrealized Swiss Currency Gains – The Company misclassified and under accrued Swiss income tax on unrealized currency gains attributable to a dollar-denominated intercompany note receivable. The impact of this misstatement to the consolidated balance sheet at March 31, 2017 is a decrease to other accrued liabilities of $0.6 million and an increase to accumulated other comprehensive loss and other long-term liabilities of $0.1 million and $0.5 million respectively. There was no impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017.

(n)

Reserves for Uncertain Tax Positions on Transfer Pricing – The Company did not accrue a reserve for foreign taxes payable due to uncertain tax positions relating to its transfer pricing for services and interest income on intercompany notes and payables. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to income tax expense of $0.3 million. The impact to the consolidated balance sheet at March 31, 2017 is an increase to other long-term liabilities of $4.2 million and a decrease to the accumulated deficit of $3.8 million.

(o)

Valuation Allowance for State Credit Carryforward – The Company failed to analyze all evidence, both positive and negative, when considering the future realization of its Texas state credit carryforward and inappropriately established a 100% valuation allowance against the related deferred tax asset. The Company reevaluated the evidence and partially removed this valuation allowance. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is an increase to income tax expense of less than $0.1 million. The impact to the consolidated balance sheet at March 31, 2017 is an increase to other long-term assets and accumulated deficit of $0.3 million.

(p)

Tax Accounting – The Company recalculated its income tax expense on an annual and quarterly basis to account for certain errors in the previous calculations of its federal income tax receivable, federal long term income tax payable, and state income tax payable. Restatements impacting book income and various asset and liability accounts had no net effect on deferred taxes or tax expense due to the Company’s position of losses and a full valuation allowance. The impact of this misstatement to the statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is a decrease to income tax expense of less than $0.1 million. The impact to the consolidated balance sheet at March 31, 2017 is a decrease to other accrued liabilities and accumulated deficit of $0.1 million and $0.9 million respectively, and an increase in other long-term liabilities of $0.7 million.

(q)

Other Adjustments – There are other restatement matters otherwise not described in items (a) through (s) of this Note. The related adjustments are individually insignificant in the fiscal year ended March 31, 2017 but in aggregate are material to the consolidated financial statements. These misstatements include:

•	Unrecognized gain (loss) of cumulative translation adjustments upon the liquidation of certain foreign entities

•	Unrecognized asset retirement obligations

•	Incorrect accounting for a cost method investment

•	Accruals recorded in the incorrect accounting period

The aggregate impact of these misstatement to the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2017 is a decrease to general and administrative and other expenses of less than $0.1 million, and an increase in interest expense of less than $0.1 million. The resulting impact to pre-tax earnings is a decrease of less than $0.1 million. The impact to the consolidated balance sheet at March 31, 2017 is a decrease to property and equipment, other long-term assets, and accumulated comprehensive income of $0.3 million, $0.7 million, and $4.8 million respectively, and an increase in other accrued liabilities $0.9 million.

Consolidated financial statement adjustments tables

The following tables present the restatement adjustments to previously issued consolidated financial statements, including the previously reported consolidated balance sheet as of March 31, 2017, and the consolidated statement of operations and comprehensive loss, stockholders’ deficit and statement of cash flows for the fiscal year ended March 31, 2017. The correction of misstatements affecting fiscal years prior to the fiscal year ended March 31, 2017 are reflected as a cumulative adjustment to the April 1, 2016 stockholders’ deficit on the consolidated balance sheet and consolidated statement of stockholders’ deficit.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$12,958	$—		$12,958
Accounts receivable, net of allowance for doubtful accounts of $16 as of March 31, 2017	116,056	(14,110)	a, d	101,946
Manufacturing inventories	27,661	8,613	a	36,274
Service part inventories	19,849	—		19,849
Other current assets	9,969	(786)	h	9,183
Restricted cash	1,832	1,122	g	2,954

Total current assets	188,325	(5,161)		183,164
Property and equipment, less accumulated depreciation	11,186	(310)	q	10,876
Intangible assets, less accumulated amortization	276	—		276
Restricted cash, long-term	20,000	—		20,000
Other long term assets	5,240	1,686	i, l, o, q	6,926

Total assets	$225,027	$(3,785)		$221,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$41,611	(785)	h	$40,826
Accrued warranty	3,263	(3,263)	k	—
Deferred revenue, current	84,683	7,642	a, b	92,325
Accrued restructuring charges, current	869	1,025	j	1,894
Long-term debt current portion	—	—		—
Convertible subordinated debt, current	62,827	—		62,827
Accrued compensation	24,104	(315)	f, g	23,789
Other accrued liabilities	12,998	2,947	a, d, e, k, m, p,	15,945

Total current liabilities	230,355	7,251		237,606
Deferred revenue, long-term	37,642	1,254	b	38,896
Accrued restructuring charges, long-term	481	3,907	j	4,388
Long-term debt, net of current portion	65,028	1,648	i	66,676
Convertible subordinated debt, long-term	—	—		—
Other long-term liabilities	7,520	5,452	m, n, p	12,972

Total liabilities	341,026	19,512		360,538
Commitment and contingencies (Note 11)
Stockholders’ deficit
Preferred stock:
Preferred stock 20,000 shares authorized; no shares issued as of March 31, 2017	—	—		—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,063 shares issued and outstanding at March 31, 2017	340	—		340
Additional paid-in capital	473,850	—		473,850
Accumulated deficit	(593,295)	(18,516)	a-b, e-f, j, l, n-q	(611,811)
Accumulated other comprehensive income	3,106	(4,781)	m, q	(1,675)

Total stockholders’ deficit	(115,999)	(23,297)		(139,296)

Total liabilities and stockholders’ deficit	$225,027	$(3,785)		$221,242

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year end March 31, 2017
	As Reported	Restatement Adjustments	Restatement References	As Restated
Revenue:
Product revenue	$322,212	$(13,894)	a, c	$308,318
Service revenue	144,335	1,603	b	145,938
Royalty revenue	38,798	—		38,798

Total revenue	505,345	(12,291)		493,054

Costs and expenses:
Product cost of revenue	231,207	(4,547)	a	226,660
Service cost of revenue	60,714	408	e	61,122
Total cost of revenue	291,921	(4,139)		287,782

Gross profit	213,424	(8,152)		205,272

Operating expenses:
Research and development	44,379	—		44,379
Sales and marketing	103,235	(2,708)	c, f	100,527
General and administrative	51,599	(9)	q	51,590
Restructuring charges	2,063	32	j	2,095

Total operating expenses	201,276	(2,685)		198,591

Income (loss) from operations	12,148	(5,467)		6,681
Other expenses and losses, net:
Interest expense, net	7,912	81	q	7,993
Loss on debt extinguishment	41	—		41
Other income, net	(562)	(39)	q	(601)

Income (loss) before income taxes	4,757	(5,509)		(752)
Income tax expense (benefit)	1,112	544	l, n, o, p	1,656

Net income (loss)	$3,645	$(6,053)		$(2,408)

Net loss per share:
Basic	$0.11			$(0.07)
Diluted	$0.11			$(0.07)

Weighted average common shares outstanding - basic	33,742			33,742
Weighted average common shares outstanding - diluted	34,113			33,742

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended March 31, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$3,645	$(6,053)	a, b, e, f, j, l, n, o, q	$(2,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,433	202	k, q	5,635
Amortization of intangible assets	175	(175)	k	—
Amortization of debt issuance costs	1,373	—		1,373
Product and service parts lower of cost or market adjustment	4,960	2,649	k	7,609
Share-based compensation expense	6,698	—		6,698
Bad debt expense	—	24	k	24
Deferred income taxes, net	97	400	k, l, n-p	497
Loss on disposal of property and equipment	—	11	k	11
Unrealized foreign exchange (gain)/loss	—	(650)	k	(650)
Changes in assets and liabilities:
Accounts receivable	(10,097)	9,727	a, d, k	(370)
Manufacturing inventories	12,931	(9,104)	a, k	3,827
Service parts inventories	(4,969)	1,565	k	(3,404)
Accounts payable	(4,845)	(439)	h, k	(5,284)
Accrued warranty	(167)	167	k	—
Accrued restructuring charges	(1,387)	(257)	j, k	(1,644)
Accrued compensation	1,492	292	f, g, k	1,784
Deferred revenue	(2,020)	334	a, b, k	(1,686)
Other assets and liabilities	(5,601)	2,145	a, d, e, i, k, q	(3,456)

Net cash provided by (used in) operating activities	7,718	838		8,556

Cash flows from investing activities:
Purchases of property and equipment	(1,752)	(465)	k, q	(2,217)
Proceeds from sale of assets	—	736	k	736
Cash distributions from investments	—	48	k	48

Net cash provided by (used in) investing activities	(1,752)	319		(1,433)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	104,914	—		104,914
Repayments on long-term debt	(106,172)	(6,910)	k	(113,082)
Repayment of convertible subordinated debt	(6,910)	6,910	k	—
Payment of tax withholding due upon vesting of restricted stock	(738)	1	k	(737)
Proceeds from issuance of common stock under the employee stock purchase plan	1,020	(1)	k	1,019

Net cash provided by (used in) financing activities	(7,886)	—		(7,886)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	52	(36)	k	16

Net decrease in cash, cash equivalents and restricted cash	(1,868)	1,122		(746)
Cash, cash equivalents and restricted cash at the beginning of period	36,658	—		36,658

Cash, cash equivalents and restricted cash at the end of period	$34,790	$1,122		$35,912

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$321	$(42)		$279
Transfer of inventory to property and equipment	$1,588	$340		$1,928
Cash Paid For:
Interest	$5,952	$14	k	$5,966
Taxes, net of refunds	$1,050	$(373)	k	$677

NOTE 3:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated. The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered variable interest entities (“VIE”), and whether it should change the consolidation determinations based on changes in their characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE.

Stock Split

On April 18, 2017, the Company effected a 1 for 8 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The par value of the Company’s common stock was unchanged as a result of the Reverse Stock Split, remaining at $0.01 per share, which resulted in reclassification of capital from par value to additional paid-in capital. All share and per share data as of and for the fiscal year ended March 31, 2017 and comparative periods included within the Company’s consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and its results of operations.

Cash and Cash Equivalents

The Company has cash deposits and cash equivalents deposited in or managed by major financial institutions. Cash equivalents include all highly liquid investment instruments with an original maturity of three months or less, and consist primarily of money market accounts. At times the related amounts are in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses with these financial institutions and does not believe it represents significant credit risk.

Restricted Cash

Restricted cash is primarily attributable to minimum cash reserve requirements under the Company’s revolving credit agreements. The remaining restricted cash is comprised of bank guarantees and similar required minimum balances that serve as cash collateral in connection with various items including insurance requirements, value added taxes, ongoing tax audits and leases in certain countries.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses based on historical experience and expected collectability of outstanding accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, and for the majority of its customers require no collateral. For customers that do not meet the Company’s credit standards, the Company often requires a form of collateral, such as cash deposits or letters of credit, prior to the completion of a transaction. These credit evaluations require significant judgment and are based on multiple sources of information. The Company analyzes such factors as its historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. The Company will write-off customer balances in full to the reserve when it has determined that the balance is not recoverable. Changes in the allowance for doubtful accounts are recorded in general and administrative expenses.

Inventories

Manufacturing Inventories

The Company’s manufacturing inventory is recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Costs include material, direct labor, and an allocation of overhead in the case of work in process. Manufacturing inventories included inventory at certain distributors and customers of $3.4 million and $10.9 million as of March 31, 2019 and 2018, respectively, for which revenue recognition criteria had not been met as discussed in Note 2: Restatement. Adjustments to reduce the cost of manufacturing inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from the Company’s estimates.

Service Parts Inventories

The Company’s service parts inventories are recorded at the lower of cost or net realizable value, with cost being determined on a FIFO basis. The Company carries service parts because it generally provides product warranty for one to three years and earns revenue by providing enhanced and extended warranty and repair services during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. The Company records adjustments to reduce the carrying value of service parts inventory to its net realizable value, and disposes of parts with no use and a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from the Company’s estimates.

Property and Equipment, Net

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

When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss) in the period realized.

The Company evaluates the recoverability of the carrying amount of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

Revenue Recognition

Adoption of New Revenue Recognition Standard

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Subsequent to the initial ASU the FASB issued the following updates and technical clarifications: ASU No. 2015-14, Deferral of the Effective Date, ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-02, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update) and ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The Company implemented changes to its processes, policies and internal controls to meet the impact of the new standard and disclosure requirements.

On April 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s our historic accounting policy. Adoption of Topic 606 did not have a significant impact on recorded revenue in fiscal 2019.

The Company’s performance obligations are satisfied at a point in time or over time as stand ready obligations. A majority of the Company’s revenue is recognized at a point in time when products are accepted, installed or delivered. The Company’s revenue is derived from three main sources: (1) Product, (2) Professional services, and (3) Royalties. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis.

Product Revenue

Our product revenue is comprised of multiple storage solution hardware and software offerings targeted towards consumer and enterprise customers. Revenue from product sales are recognized at the point in time when the customer takes control of the product, which typically occurs at the point of delivery. If there are significant post-delivery obligations, the related revenue is deferred until such obligations are fulfilled. Revenue from contracts with customer acceptance criteria are recognized upon end user acceptance. Our standard contractual terms are F.O.B. shipping point and net 30 payment, with exceptions on a case by case basis.

Service Revenue

Service revenue primarily consists of three components: (1) installation (2) consulting & training, and (3) post-contract customer support agreements.

We offer installation services on all our products. Customers can opt to either have Quantum or a Quantum-approved third party service provider install our products. Installation services are typically completed within a short period of time and revenue from these services are recognized at the point when installation is complete. A majority of our consulting and training revenue is derived from our StorNext product line, these services do not take significant time to complete therefore these obligations are satisfied upon completion of such services at a point in time.

Customers have the option to choose between different levels of hardware and software support, i.e. bronze, silver, or gold. Our support plans include various stand-ready obligations (such as technical assistance hot-lines, replacement parts maintenance, and remote monitoring) that are delivered whenever called upon by our customers. Support plans provide additional services and assurance outside the scope of our primary product warranties. Revenue from support plans are recognized using a time-based measure of output over the contractual term of the service contract.

Royalty Revenue

We license certain intellectual property to third party manufacturers which gives the manufacturers rights to intellectual property including the right to either manufacture or include the intellectual property in their products for resale. Licensees pay us a per-unit royalty for sales of their products that incorporate our intellectual property. On a periodic and timely basis, the licensees provide us with reports containing units sold to end users subject to the royalties. The reports substantiate that the performance obligation has been satisfied therefore revenue is recognized based on the reports or when amounts can be reasonably estimated.

Significant Judgements

The following significant judgements were used when applying Topic 606 to contracts with customers.

Identification of performance obligations

The Company generally enters into contracts with customers to provide storage solutions to meet their individual needs. Most of the Company’s contracts contain multiple goods and services designed to meet each customers’ unique storage needs. Contracts with multiple goods and services have multiple distinct performance obligations as the promise to transfer hardware, installation services, and support services are capable of being distinct and provide economic benefit to customers on their own.

Stand-alone selling price

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) of the good or service underlying each performance obligation. The SSP represents the amount for which the Company would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Where SSP may not be directly observable (e.g., the performance obligation is not sold separately), the Company maximized the use of observable inputs by using information including reviewing discounting practices, performance obligations with similar customers and product groupings. The Company evaluated all methods included in Topic 606 to determine SSP and concluded that invoice price is the best representation of what the Company expects to receive from the delivery of each performance obligation.

This judgment is based on; (1) the fact that each storage solution is customizable to meet an individual customer’s needs (2) sales representatives use various discounting methods based on each purchase orders’ unique mix of product offerings (3) every products’ transaction price can vary depending on the mix of other products included in the same purchase order and (4) there are no identifiable trends that provide a good representation of expected margin for each product. In addition, individual products may have multiple values for SSP depending on factors such as where they are sold, what channel they are sold through, and other products on the purchase order. Due to the use of invoice price as SSP, Step 4 (Allocate Transaction Price) of Topic 606’s 5 step model creates no differences when compared to U.S. GAAP.

Variable consideration

Product revenue includes multiple types of variable consideration, such as rebates, returns, or stock rotations. All contracts with variable consideration require payment upon satisfaction of the performance obligation with net 30 day payment terms, however payment terms can go up to net 90 days for a limited number of customers. The Company does not include significant financing components in its contracts. The Company constrains estimates of variable consideration to amounts that are not expected to result in a significant revenue reversal in the future, primarily based on the most likely level of consideration to be returned to the customer under the specific terms of the underlying programs.

The expected value method is used to estimate the consideration expected to be returned to the customer. The Company uses its large volume of historical data and current trends to drive its estimates. The Company records a reduction to revenue to account for these programs. Topic 606 requires entities to recognize a return asset and corresponding adjustment to cost of sales for its right to recover the goods returned by the customer, at the time of the initial sale. Quantum initially measures this asset at the carrying amount of the inventory, less any expected costs to recover the goods including potential decreases in the value of the returned goods.

Disaggregation of Revenue

The following tables present revenue disaggregated by major product offering and geographies (in thousands):

	Year Ended March 31, 2019
	Americas	Europe	Asia Pacific	Consolidated

Primary storage systems	$37,228	$20,826	$6,743	$64,797
Secondary storage systems	69,255	38,743	12,544	120,542
Device and media	34,079	19,064	6,172	59,315
Service	87,040	37,216	10,440	134,696
Royalty	*	*	*	23,330

Total Revenue				$402,680

	Year Ended March 31, 2018
	Americas	Europe	Asia Pacific	Consolidated

Primary storage systems	$45,889	$24,649	$9,526	$80,064
Secondary storage systems	68,385	36,733	14,196	119,314
Device and media	39,664	21,306	8,234	69,204
Service	87,960	37,875	10,688	136,523
Royalty	*	*	*	32,579

Total Revenue				$437,684

	Year Ended March 31, 2017 (As Restated)
	Americas	Europe	Asia Pacific	Consolidated

Primary storage systems	$43,934	$19,165	$8,224	$71,323
Secondary storage systems	93,165	40,640	17,440	151,245
Device and media	52,820	23,042	9,888	85,750
Service	94,566	40,167	11,205	145,938
Royalty	*	*	*	38,798

Total Revenue				$493,054

*	Royalty revenue is not allocable to geographic regions.

Revenue for Americas geographic region outside of the United States is not significant.

Contract Balances

Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These situations are limited and are due to support service arrangements where services have been performed but we have not yet invoiced. Contract liabilities consist of deferred revenue which is recorded when customers have been billed for support services but the Company hasn’t fulfilled its service obligation. Billing for multi-year service contracts is generally done annually. Deferred revenue was $127.1 million as of March 31, 2019 of which $90.4 million is expected to be recognized in revenue in the fiscal year ending March 31, 2020. The adoption of Topic 606 had no impact on our deferred revenue balances. We recognized approximately $83.4 million of revenue in fiscal 2019 that was included in the deferred revenue balance on March 31, 2018.

Contract balances consisted of the following (in thousands)

	Contract Balances
	(in thousands)
	Accounts Receivable	Contract Assets	Deferred Revenue (Current)	Deferred Revenue (Long-term)
Opening balance, April 1, 2018	$96,350	$—	$98,866	$38,587
Closing balance, March 31, 2019	86,828	—	90,407	36,733

Decrease	$(9,522)	$—	$8,459	$(1,854)

Costs of Obtaining and Fulfilling Contracts with Customers

Topic 606 provides new guidance on capitalizing certain fulfillment costs and costs to obtain a contract. The Company’s primary cost to obtain contracts is sales commissions earned by sales representatives. These costs are incremental and expected to be recovered indirectly through the margin inherent within the contract. A large portion of the Company’s contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, the Company has elected to apply a practical expedient available in Topic 606, which allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would otherwise have recognized is one year or less.

Only sales commissions attributed to service contracts qualify for capitalization after application of the practical expedient. The duration of these contracts ranges from 1-10 years with an insignificant number of contracts exceeding 1 year. Total costs subject to capitalization were immaterial to the Company’s consolidated financial statements for the year ended March 31, 2019.

The Company’s costs to fulfill contracts consist of shipping and handling activities. The Company elected to apply the practical expedient available in Topic 606 which allows entities to expense the costs of shipping and handling in the period incurred.

Remaining Performance Obligations

Topic 606 also introduced a requirement to disclose in the aggregate the amount of TTP allocated to performance obligations that remain unsatisfied. TTP allocated to performance obligations that remain unsatisfied represents contracted revenue that has not yet been recognized, which includes deferred revenue and contractually agreed upon amounts, yet to be invoiced, that will be recognized as revenue in future periods. Remaining performance obligation are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and foreign exchange adjustments.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non- Current	Total
As of March 31, 2019	$103,306	$47,417	$150,723

The Company expects to recognize approximately 69% of the remaining performance obligations during the year ending March 31, 2020.

Revenue Recognition - Prior to the Adoption of Topic 606

The Company followed the guidance provided in Topic 605 prior to the adoption of Topic 606, which the Company adopted using the modified retrospective method beginning on April 1, 2018.

Under Topic 605, revenue is considered realized, earned, and recognized when all of the following occurs;

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price to the buyer is fixed or determinable, and

•	when collectability is reasonably assured,

Royalty revenue is recognized when earned or when earned amounts can be reasonably estimated.

Multiple Element Arrangements

The Company enters into contracts with customers that contain multiple deliverables such as hardware, software and services, and these arrangements require assessment of each deliverable to determine its estimated selling price. Additionally, the Company used judgment in order to determine the appropriate timing of revenue recognition and to assess whether any software and non-software components function together to deliver a tangible product’s essential functionality in order to ensure the arrangement is properly accounted for as software or hardware revenue. The majority of the Company’s products are hardware products which contain software essential to the overall functionality of the product. Hardware products are generally sold with customer support agreements.

Consideration in such multiple element arrangements is allocated to each non-software element based on the fair value hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The Company establishes VSOE based upon the selling price of elements when sold on a standalone basis and TPE is determined based upon competitor’s selling price for largely interchangeable products. For BESP, the Company considers its discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.

For software deliverables, the Company allocates consideration between multiple elements based on software revenue recognition guidance, which requires revenue to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on VSOE. Where fair value of delivered elements is not available, revenue is recognized on the “residual method” deferring the fair value of the undelivered elements and recognizing the balance as revenue for the delivered elements. If evidence of fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized at the earlier of the delivery of those elements or the establishment of fair value of the remaining undelivered elements.

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, DMRs, OEMs and end users is generally recognized upon shipment, consistent with the transfer of title and risk of loss. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled (sell-through basis). If there are customer acceptance criteria in the contract, the Company recognized revenue upon end user acceptance.

In the period revenue is recognized, allowances are provided for estimated future price adjustments, such as rebates, price protection and future product returns. These allowances are based on programs in existence at the time revenue is recognized, plans regarding future price adjustments, the customers’ master agreements and historical product return rates. Since the Company has historically been able to reliably estimate the amount of allowances required, the Company recognized revenue, net of projected allowances, upon shipment to its customers. If the Company was unable to reliably estimate the amount of revenue adjustments in any specific reporting period, then it would be required to defer recognition of the revenue until the rights had lapsed and the Company was no longer under any obligation to reduce the price or accept the return of the product.

Product Revenue — Software

For software products, the Company generally recognized revenue upon delivery of the software. Revenue from post-contract customer support agreements, which entitle software customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is classified as product revenue, as the value of these support arrangements are the upgrades and enhancements to the software licenses themselves and there is no on-site support. The Company recognized revenue from its post-contract customer support ratably over the term of the agreement. The Company licenses certain software to customers under licensing agreements that allow those customers to embed the Company’s software into specific products offered by the customer. The Company also licenses its software to licensees who pay a fee based on the amount of sales of their products that incorporate the Company’s software. On a periodic basis, the licensees provide the Company with reports listing their sales to end users for which they owe the Company license fees. As the reports substantiate delivery has occurred, the Company recognized revenue based on the information in these reports or when amounts could be reasonably estimated.

Service Revenue

Revenue for service is generally recognized upon the services being rendered. Service revenue primarily consists of customer field support agreements for the Company’s hardware products. For customer field support agreements, revenue equal to the separately stated price of these service contracts is initially deferred and recognized as revenue ratably over the contract period.

Royalty Revenue

The Company licenses certain intellectual property to third party manufacturers under arrangements that are represented by master contracts. The master contracts give the third-party manufacturers rights to the intellectual property which include allowing them to either manufacture or include the intellectual property in products for resale. As consideration, the licensees pay the Company a per-unit royalty for sales of their products that incorporate the Company’s intellectual property. On a periodic and timely basis, the licensees provide the Company with reports listing units sold to end users subject to the royalties. As the reports substantiate delivery has occurred, the Company recognized revenue based on the information either in these reports or when amounts can be reasonably estimated.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $9.1 million, $10.3 million and $10.4 million for the years ended March 31, 2019, 2018, and 2017, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services. The Company has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material. The Company expenses software-related research and development costs as incurred. Research and development costs were $32.1 million, $38.6 million, and $44.4 million for the years ended March 31, 2019, 2018 and 2017, respectively.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses were $4.5 million, $8.9 million and $9.7 million for the years ended March 31, 2019, 2018 and 2017, respectively.

Restructuring Reserves

Restructuring reserves include charges related to the realignment and restructuring of the Company’s business operations. These charges represent judgments and estimates of the Company’s costs of severance, closure and consolidation of facilities and settlement of contractual obligations under its operating leases, including sublease rental rates, asset write-offs and other related costs. The Company reassesses the reserve requirements to complete each individual plan under the restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from the Company’s estimates, additional charges may be required.

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation adjustments included in accumulated other comprehensive loss. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements are included in other (income) expense in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes in which deferred tax asset and liabilities are recognized based on differences between the financial reporting carrying values of assets and liabilities and the tax basis of those assets and liabilities, measured at the enacted tax rates expected to apply to taxable income in the years in which those tax assets or liabilities are expected to be realized or settled.

A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the tax provision.

The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. The Company recognizes penalties and tax-related interest expense as a component of income tax expense in the consolidated statements of operations.

Asset Retirement Obligations

The Company records an asset retirement obligation for the fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, the Company recognizes changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. The Company’s obligations relate primarily to certain legal obligations to remediate leased property on which certain assets are located.

Warranty Expense

The Company warranties its products against certain defects and the terms range from one to three years. The Company provides for the estimated costs of fulfilling its obligations under hardware warranties at the time the related revenue is recognized. The Company estimates the provision based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The Company regularly reassess its estimates to determine the adequacy of the recorded warranty liability and adjusts the provision as necessary.

Debt Issuance Costs

Debt issuance costs for revolving credit agreements are capitalized and amortized over the term of the underlying agreements on a straight-line basis. Amortization of these debt issuance costs is included in interest expense while the unamortized debt issuance cost balance is included in other current assets and other assets. Debt issuance costs for the Company’s convertible debt and term loans are recorded as a reduction to the carrying amount and are amortized over their term using the effective interest method. Amortization of these debt issuance costs is included in interest expense.

Stock-Based Compensation

The Company classifies stock-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. Each reporting period, the Company recognizes the change in fair value of awards issued to non-employees as expense. The Company recognizes stock-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change.

Fair Value Measurements

The fair value of financial instruments is based on estimates using quoted market prices, discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments, and those differences may be material. Accordingly, the aggregate fair value amounts presented may not represent the value as reported by the institution holding the instrument.

The Company uses the three-tier hierarchy established by U.S. GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring the fair value of its financial instruments. This hierarchy indicates to what extent the inputs used in the Company’s calculations are observable in the market. The different levels of the hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Inputs are unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Concentrations

The Company sells products to customers in a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, the Company may require collateral, including cash deposits and letters of credit, prior to the completion of a transaction. The Company does not believe it has significant credit risk beyond that provided for in the consolidated financial statements in the ordinary course of business. During the fiscal years ended March 31, 2019, 2018 and 2017 no customers represented 10% or more of the Company’s total revenue. The Company had one customer comprising approximately 21% of accounts receivable as of March 31, 2019, one customer comprising approximately 10% of accounts receivable as of March 31, 2018 and one customer comprising approximately 11% of accounts receivable as of March 31, 2017.

If the Company is unable to obtain adequate quantities of the inventory needed to sell its products, the Company could face costs increases or delays or discontinuations in product shipments, which could have a material/adverse effect on the Company’s results of operations. In many cases, the Company’s business partner may be the sole source of supply for the products or parts they manufacture, or services they provide, for the Company. Some of the products the Company purchases from these sources are proprietary or complex in nature, and therefore cannot be readily or easily replaced by alternative sources.

Segment Reporting

Business segments are defined as components of an enterprise about which discrete financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, the Company has determined that it currently operates with one reportable segment. The chief operating decision maker focuses on consolidated results in assessing operating performance and allocating resources. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers.

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan for its U.S employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. The Company made matching contributions to employees of $0.8 million and $1.3 million, during the fiscal years ended March 31, 2018 and 2017, respectively. No matching contributions were made in the fiscal years ended March 31, 2019.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 beginning April 1, 2016, or fiscal 2017. The Company evaluated its forecasted earnings, cash flows and liquidity to evaluate any situations, including payment of its convertible notes upon maturity, that would trigger additional assessment and reporting under this standard. Based upon such evaluation, the adoption did not impact the Company’s consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 requires that customers apply the same criteria as vendors to determine whether a cloud computing arrangement (“CCA”) contains a software license or is solely a service contract. Under ASU 2015-05, fees paid by a customer in a CCA will be within the scope of internal-use software guidance if both of the following criteria are met: 1) the customer has the contractual right to take possession of the software at any time without significant penalty and 2) it is feasible for the customer to run the software on its own hardware (or to contract with another party to host the software). ASU 2015-05 may be applied prospectively to all agreements entered into or materially modified after the adoption date or retrospectively. The Company adopted ASU 2015-05 prospectively beginning April 1, 2016, or fiscal 2017, and adoption did not impact its consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires that an entity measure all inventory at the lower of cost and net realizable value, except for inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The Company adopted ASU 2015-11 prospectively beginning April 1, 2017, or fiscal 2018, and adoption did not impact its consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 amended several aspects of the accounting for stock-based payment transactions, including simplifying the accounting for income tax consequences of stock-based payments, changing how classification is impacted by statutory withholding requirements, clarifying how statutory withholdings should be classified on the statement of cash flows, and permitting companies to make an accounting policy election to estimate forfeitures or recognize them as they occur. The Company adopted ASU 2016-09 beginning April 1, 2017, or fiscal 2018, using multiple transition approaches as prescribed by the guidance. The Company’s tax windfall benefits are reported in the statement of operations instead of equity to the extent that the Company does not have an offsetting valuation allowance and such benefits are recorded within its deferred taxes. The Company has elected to account for forfeitures as they occur. Additionally, the new guidance has changed how management calculates EPS under the treasury stock method. The adoption of ASU 2016-09 did not impact the Company’s consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 beginning April 1, 2018, or fiscal 2019, using a retrospective method for all periods presented in accordance with the guidance. The adoption of ASU 2016-15 did not impact the Company’s consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). Previously, transfers between cash and cash equivalents and restricted cash were included within operating and investing activities on the Company’s consolidated statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statements of cash flows. The Company adopted ASU 2016-18 beginning April 1, 2018, of fiscal 2019, on a retrospective basis. Upon adoption, its restricted cash balances of $6.1 million, $6.3 million, and $23.0 million at March 31, 2019, March 31, 2018, and March 31, 2017, respectively, are included in cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows. The following change to the Company’s condensed consolidated statements of cash flows for the years ended March 31, 2018 and March 31, 2017 respectively are: Investing Activities $16.6 million and $20.2 million. Cash, Cash Equivalents and Restricted Cash as of March 31, 2016, March 31, 2017, and March 31, 2018 of $36.7 million, $35.9 million, and $17.2 million, respectively.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 beginning April 1, 2018, or fiscal 2019, using a prospective method. The adoption of ASU 2017-01 did not impact the Company’s consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted ASU 2017-11 as of April 1, 2018 and its adoption impacted the accounting for warrants issued in connection with the Company’s Senior Secured Term Loan discussed in Note 5: Long-Term Debt.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU No. 2016-02 establishes the guidance in ASC 842, Leases, (“ASC 842”) which upon adoption, supersedes prior lease guidance in ASC 840, Leases. The guidance in ASC 842 was subsequently amended by ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Leases (Topic 842): Targeted Improvements; ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors; and ASU No. 2019-01, Leases (Topic 842): Codification Improvements (together with ASU No. 2016-02, the “New Lease Standard”).

The New Lease Standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by most leases. Lessees will classify their leases as either finance or operating, with classification affecting recognition, measurement, and presentation of expenses and cash flows arising from a lease. However, regardless of classification, both types of leases will be recognized on the balance sheet except for those leases for which the Company has elected the short-term lease practical expedient. The accounting by lessors does not fundamentally change as a result of the New Lease Standard.

The New Lease Standard is effective for the Company on April 1, 2019 for the fiscal year ended March 31, 2020. A modified retrospective transition approach is required, in which the New Lease Standard is applied to all leases existing at the date of initial application. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the New Lease Standard on April 1, 2019, or fiscal 2020 and used the effective date as the date of initial application. Consequently, financial information will not be updated, and disclosures required under the New Lease Standard will not be provided for dates and periods before April 1, 2019.

An entity is permitted to elect certain optional practical expedients for transition to the New Lease Standard. The Company elected the package of practical expedients that allows it to not reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification for any expired or existing leases, and 3) initial direct costs for any expired or existing leases. The Company will not elect the practical expedient to use hindsight when determining the lease term.

The New Lease Standard also provides certain optional accounting policy elections related to an entity’s ongoing lease accounting, which can be elected by class of underlying asset. For real estate, vehicles, computers, and office equipment, the Company elected the short-term lease exception whereby the Company will not recognize a lease liability or right-of-use asset on its balance sheet for leases that meet the definition of a short-term lease under the New Lease Standard, generally those leases with a term of 12 months or less. The Company also made an accounting policy election to combine non-lease and lease components for its leases involving real estate, vehicles, computers and office equipment. Consequently, each separate lease and non-lease component associated with that lease will be accounted for as a single combined lease component.

The adoption of the New Lease Standard resulted in the recognition of lease liabilities of $13.5 million and right-of-use assets of $12.7 million, which include the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheet as of April 1, 2019. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that it is probable that a loss has occurred (i.e., that it has been “incurred”). Under the “expected loss” model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considers past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognition and measurement of future provisions for expected losses on its accounts receivable.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e. measure the charge based on the current Step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. For public companies, ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements or related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 will require the Company to make certain disclosures about stranded tax effects. For public companies, ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Share-based Payments to Non-Employees (“ASU 2018-07”), to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for stock-based payments to employees, with certain exceptions. For public business entities, ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect ASU 2018-07 to have a material impact on its consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”). ASU 2018-03 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. For all entities, ASU 2018-03 is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of ASU 2018-03 will not have an effect on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal that fiscal year. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

NOTE 4:	BALANCE SHEET INFORMATION

Certain significant amounts included in the Company’s consolidated balance sheets consist of the following (in thousands):

	March 31,
	2019	2018
Manufacturing inventories:
Finished goods
Manufactured finished goods	$8,160	$11,215
Distributor inventory	3,345	10,870

Total finished goods	11,505	22,085

Work in progress	107	778
Raw materials	6,828	11,565

Total manufacturing inventories	$18,440	$34,428

Service inventories:
Finished goods	$13,437	$14,863
Component parts	5,633	7,026

Total service inventories	$19,070	$21,889

Other current assets:
Insurance receivable	$8,950	$—
Prepayments	3,856	4,331
Income tax receivable	1,927	582
Other	3,362	8,652

Total other current assets	$18,095	$13,565

	As of March 31,
	2019	2018

Property and equipment, net
Machinery and equipment	$30,306	$34,090
Furniture and fixtures	2,073	1,942
Leasehold improvements	6,990	6,763

	39,369	42,795
Less: accumulated depreciation and amortization	(30,932)	(33,097)

Total property, plant and equipment, net	$8,437	$9,698

Other accrued liabilities:
Accrued expenses	$8,925	$7,619
Asset retirement obligation	1,936	2,176
Accrued settlement	10,452	101
Accrued warranty	3,456	2,422
Other accrued liabilities	4,256	5,320

Total other current liabilities	$29,025	$17,638

Depreciation and amortization expense on property, plant and equipment was approximately $4.2 million, $4.8 million and $5.4 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2019	2018	2017 (as restated)
Opening balance	$2,422	$3,689	$3,448
Additional warranties issued	5,766	5,139	7,491
Adjustments for warranties issued in prior fiscal years	326	(116)	309
Settlements	(5,058)	(6,291)	(7,559)

Ending balance	$3,456	$2,422	$3,689

NOTE 5:	LONG-TERM DEBT

The Company’s long-term debt consisted of the following (in thousands):

	As of March 31,
	2019	2018
TCW Term Loan	$—	$90,424
PNC Credit Facility	—	33,107
Senior Secured Term Loan	164,588	—

Total debt	164,588	123,531
Less: current portion	(1,650)	(7,500)
Less: unamortized debt issuance costs (1)	(17,317)	(45)

Long-term debt, net	$145,621	$115,986

(1)

The unamortized debt issuance costs related to the TCW Term Loan and the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying consolidated balance sheets.

Convertible Subordinated Debt

In the third quarter of fiscal 2013, the Company issued $70.0 million aggregate principal amount of 4.50% convertible subordinated notes due November 15, 2017 (the “Convertible Notes”). The Convertible Notes were convertible into shares of the Company’s common stock until November 14, 2017 at the option of the holders at a conversion rate of 75.896 shares per $1,000 principal amount, a conversion price of approximately $13.20 per share. As the purchasers were qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933 (“Securities Act”), the notes were not registered under the Securities Act. The Company paid 4.50% interest per annum on the principal amount of the Convertible Notes semi-annually in May and November of each year. The Convertible Notes were subordinated to any existing indebtedness and other liabilities pro-rata. The Company incurred and capitalized $2.3 million of fees related to the issuance of the Convertible Notes. These fees were amortized to interest expense over the term of the Convertible Notes with the remaining unamortized amount included as a deduction to the carrying amount while the notes were outstanding.

During the fiscal year ended March 31, 2017, the Company entered into transactions with the Convertible Note holders to repurchase an aggregate principal amount of $6.9 million of the 4.50% notes for $6.8 million of cash. In connection with these transactions, the Company recorded a gain on debt extinguishment of $0.1 million, which included a write-off of the pro-rata unamortized debt issuance costs related to its purchased notes.

During the fiscal year ended March 31, 2018, the Company entered into transactions with the Convertible Notes holders to repurchase an aggregate principal amount of $6.0 million of the 4.50% notes for $6.0 million of cash. In connection with these repurchase transactions, the Company recorded a loss on debt extinguishment of less than $0.1 million, which included a write-off of unamortized debt issuance costs related to the repurchased notes.

On November 15, 2017, the Company paid all outstanding principal and accrued interest on the Convertible Notes.

TCW Term Loan and PNC Credit Facility

On October 21, 2016 (the “Closing Date”), the Company entered into a term loan and security agreement (the “TCW Term Loan”) with TCW Asset Management Company LLC (“TCW”) and a revolving credit and security agreement (the “PNC Credit Facility” and together with the TCW Term Loan, the “Credit Agreements”) with PNC Bank, National Association (“PNC”).

Borrowings under the TCW Term Loan paid interest at a rate per annum equal to, at the Company’s option, either (a) the greater of (i) 3.00%, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate based upon an interest period of 1 month plus 1.0% and (iv) the “prime rate” last quoted by the Wall Street Journal, plus a margin ranging from 6.00% to 7.25% based on the applicable senior net leverage ratio, as defined in the TCW Term Loan agreement, or (b) the LIBOR rate plus 7.00% to 8.25% based on the applicable senior net leverage ratio. Borrowings under the PNC Credit Facility charged interest at a rate per annum equal to, at the Company’s option, either (a) the greater of (i) the base rate, as defined in the PNC Credit Facility Agreement, (ii) the federal funds rate plus 0.50% and (iii) the 1 month LIBOR rate, plus 1.0%, plus an applicable margin of 1.50%, or (b) the LIBOR rate plus an applicable margin of 2.50%. Additionally, the Company was required to pay a 0.375% commitment fee on undrawn amounts under the PNC Credit Facility on a quarterly basis, which was recorded as interest expense in the period incurred.

November 2017 Amendment

In November 2017, the Company amended the Credit Agreements (the “November 2017 Amendment”) to, among other things, allow the Company to access a $20.0 million delayed draw term loan (the “DDTL”) which was not previously available due to failure to meet certain financial requirements. In addition, the November 2017 Amendment allowed for an additional $20.0 million in available borrowings under an incremental delayed draw term loan with TCW (the “IDDTL”) and amended covenants under the Credit Agreements. The amendment also increased the applicable margins added to the base interest rates for the Credit Agreements and added prepayment penalties starting at 5.0% of the principal amount to be repaid, decreasing to zero until maturity.

In connection with the November 2017 Amendment, the Company issued warrants to purchase 330,000 shares of the Company’s common stock at an exercise price of $0.01 per share to TCW (“November 2017 Amendment Warrants). TCW immediately exercised 198,000 of the November 2017 Amendment Warrants and the remaining 132,000 were contingently exercisable if the Company failed to meet certain financial requirements or repay borrowings under the IDDTL by March 31, 2019. The Company determined the fair value of the November 2017 Amendment Warrants to be approximately $1.8 million of which $1.1 million was allocated to the warrants to purchase 198,000 shares of the Company’s common stock and recorded as additional paid in capital and $0.7 million allocated to the remaining contingently exercisable warrants to purchase 132,000 shares of the Company’s common stock and recorded as a liability with changes in fair value recorded in the consolidated statements of operations until the exercise contingencies were met.

The Company determined that the November 2017 Amendment was a modification of both the TCW Term Loan and PNC Credit Facility. In connection with this modification, the Company incurred $2.6 million in costs related to the TCW Term Loan (including $1.8 million related to the value of the November 2017 Amendment Warrants) and $0.8 million cash paid to TCW. These debt issuance costs were reflected as a reduction of the carrying amount of the TCW Term Loan and amortized to interest expense over the term of the TCW Term Loan. The Company also incurred $0.2 million in costs related to the amendment of the PNC Credit Facility which was recorded to other current assets and other assets and amortized to interest expense over the term of the PNC Credit Facility. Approximately $0.3 million in third party costs were expensed as incurred related to the November 2017 Amendment.

February 2018 Amendment

In February 2018, the Company amended the Credit Agreements (the “February 2018 Amendment”) to, among other things, (a) provide for 2% paid-in-kind interest on the TCW Term Loan, (b) allow for the release of $7.0 million in restricted cash required under the terms of the PNC Credit Facility, and (C) modify certain covenants associated with the Credit Agreements.

In connection with the February 2018 Amendment, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.01 per share to TCW (“February 2018 Amendment Warrants”). TCW immediately exercised 75,000 of the February 2018 Amendment Warrants and the remaining warrants to purchase 75,000 of the Company’s common stock were contingently exercisable if the Company failed to meet certain financial requirements. The Company determined the fair value of the February 2018 Amendment Warrants to be approximately $0.6 million of which $0.3 million was allocated to the non-contingent warrants to purchase 75,000 shares of the Company’s common stock and recorded as additional paid in capital and $0.3 million was allocated to the remaining contingency exercisable warrants to purchase 75,000 shares of the Company’s common stock and was recorded as a liability with changes in fair value recorded in the consolidated statements of operations until the exercise contingencies were met.

The Company accounted for the February 2018 Amendment related to the TCW Term Loan as a debt extinguishment. Accordingly, a $6.9 million loss on debt extinguishment was recorded during the year ended March 31, 2018 which included unamortized debt issuance costs of approximately $3.8 million and fees paid to TCW of $3.1 million (including $0.6 million related to the value of the February 2018 Amendment Warrants). The Company accounted for the February 2018 Amendment related to the PNC Credit Facility as a modification. The Company paid PNC an amendment fee of $0.6 million which was included in other current assets and amortized to interest expense over the term of the PNC Credit Facility.

August 2018 Amendment

In August 2018, the Company amended the Credit Agreements (the “August 2018 Amendment”) to, among other things, (a) provide for an additional $20 million in available borrowings under an additional incremental delayed draw term loan with TCW (the “AIDDTL”) of which $6.7 million was immediately borrowed, (b) accelerate the maturity date of the TCW Term Loan to January 31, 2019, (c) defer required principal and interest payments until the January 31, 2019 maturity date, (d) modify certain financial covenants and related definitions, (e) extend the due date for the Company to provide audited financial statements, and (f) require the Company to meet certain milestones related to the Company completing a refinancing transaction, as defined in the August 2018 Amendment (the “Refinancing Transaction”).

In connection with the August 2018 Amendment, the Company issued warrants to purchase 1,099,533 of the Company’s common stock at an exercise price of $2.11 per share. To the extent that the Company did not complete a Refinancing Transaction and repay the entire TCW Term Loan by September 30, 2018, October 31, 2018, November 30, 2018 and December 31, 2018, then on each such date the Company was required to issue additional warrants to purchase 3% of the then outstanding common stock of the Company with an exercise price equal to the closing price of the Company’s common stock on the business day immediately prior to the date of issuance of the warrants. A total of 4,398,132 warrants to purchase the Company’s common stock were issued related to the August 2018 Amendment (the “August 2018 Amendment Warrants”) with warrants to purchase 1,099,533 shares issued on each of September 30, 2018, October 31, 2018 and November 30, 2018 with exercise prices of $2.40 per share, $2.39 per share and $2.40 per share, respectively. The August 2018 Amendment Warrants are exercisable until August 31, 2023 and contain anti-dilution provisions adjusting the exercise price and the number and type of shares underlying the warrants in the event of specified events, including a reclassification of the Company’s common stock, a subdivision or combination of the Company’s common stock or specified dividend payments.

The August 2018 Amendment Warrants were not exercisable until February 1, 2019, on which date, the exercise price of each of the warrants that were issued was reset to the lower of: (a) the applicable existing exercise price for such warrant or (b) the lowest of the 5-day volume-weighted average closing prices of the Company’s common stock for the last five trading days in the months of September 2018, October 2018, November 2018, December 2018 and January 2019. The exercise price for all of the August 2018 Amendment Warrants was adjusted to $1.62 per share on February 1, 2019.

Due to the exercise price reset provision in the August 2018 Amendment Warrants, the Company initially recorded the value of the warrants as a liability with changes in fair value recorded as other income (expense) in the accompanying consolidated statements of operations. The Company reclassified the fair value of the warrants of $5.6 million to additional paid in capital on February 1, 2019, the exercise price reset date. A loss of approximately $0.4 million was recorded to other income (expense) during fiscal year 2019 before the reclassification to equity.

The August 2018 Amendment provided a repurchase right allowing the Company to repurchase 50% of the August 2018 Amendment Warrants issued within 30 days of repayment of amounts due under the TCW Term Loan for $0.001 per warrant. The Company repaid the TCW Term Loan on December 27, 2018 and repurchased 549,766 warrants for $550,000 which resulted in a reduction in the fair value of the August 2018 Amendment Warrants liability of $0.4 million which was recorded as other income (expense) in the accompanying consolidated statements of operations and comprehensive income.

The Company accounted for the August 2018 Amendment related to the TCW Term Loan as a debt extinguishment. Accordingly, a $14.9 million loss on debt extinguishment was recorded during the year ended March 31, 2018 related primarily to fees paid to TCW (including $5.7 million related to the value of the August 2018 Amendment Warrants). The Company also accounted for the August 2018 Amendment related to the PNC Credit Facility as a debt extinguishment and recorded a loss on debt extinguishment of approximately $1.8 million related to a portion of the unamortized debt issuance costs. The Company paid PNC an amendment fee of $1.7 million which was included in to other current assets and amortized to interest expense over the original term of the PNC Credit Facility.

As of March 31, 2018, the interest rates on the TCW Term Loan and the PNC Credit Facility were 12.6% and 7.1%, respectively.

Senior Secured Term Loan and Amended PNC Credit Facility

On December 27, 2018 (the “Closing Date”), the Company entered into a senior secured term loan of $150.0 million with U.S. Bank, National Association (“U.S. Bank”), drawn on the Closing Date, and a senior secured delayed draw term loan of $15.0 million (collectively, “the Senior Secured Term Loan”) which was drawn in January 2019. In connection with the Senior Secured Term Loan, the Company amended its existing PNC Credit Facility (the “Amended PNC Credit Facility”) providing for borrowings up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement. Borrowings under the Senior Secured Term Loan and Amended PNC Credit Facility (collectively, the “December 2018 Credit Agreements”) mature on December 27, 2023.

A portion of the proceeds from the Senior Secured Term Loan was used to repay all outstanding borrowings under the TCW Term Loan. The Company recorded a loss on debt extinguishment of $0.8 million related to repayment of the TCW Term Loan including unamortized debt issuance costs of $0.1 million and costs paid to the TCW of $0.7 million. The Company accounted for the Amended PNC Credit Facility as a modification. The Company incurred $1.4 million in costs related to the amendment which was recorded to other assets and is being recognized as interest expense over the term of the Amended PNC Credit Facility.

Borrowings under the Senior Secured Term Loan bear interest at a rate per annum, at the Company’s option, equal to (a) the greater of (i) 3.00%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR Rate based upon an interest period of 1 month plus 1.0%, and (iv) the Prime Rate as quoted by the Wall Street Journal, plus an applicable margin of 9.00% or (b) LIBOR Rate plus an applicable margin of 10.00%. Interest on the Senior Secured Term Loan is payable quarterly. Principal payments of 0.25% of the original balance of the Senior Secured Term Loan are due quarterly with the remaining principal balance due at maturity. Additionally, on an annual basis beginning with the fiscal year ending March 31, 2020, the Company will be required to perform a calculation of excess cash flow, as defined in the Senior Secured Term Loan agreement, which may require an additional payment of the principal in certain circumstances.

Borrowings under the Amended PNC Credit Facility bear interest, at the Company’s option, equal to, (a) the greater of (i) the base rate, as defined in the PNC Credit Facility, (ii) the daily Overnight Bank Funding Rate plus 0.5% and (iii) the daily LIBOR rate plus 1.0%, plus an applicable margin of (A) 3.00% for the period from the Closing Date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2019 and (B) thereafter, ranging from 2.50% to 3.50% based on the Company’s applicable total leverage ratio, as defined, or (b) the LIBOR Rate plus an applicable margin of (A) 4.00% for the period from the Closing Date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2019 and (B) thereafter, ranging from 3.50% to 4.50% based on the Company’s applicable total leverage ratio, as defined in the Amended PNC Credit Facility agreement. Interest on the Amended PNC Credit Facility is payable quarterly.

In connection with the Senior Secured Term Loan agreement, the Company issued warrants to purchase 7,110,616 shares of the Company’s common stock, at an exercise price of $1.33 per share (the “Term Loan Warrants”). The exercise price and the number of shares underlying the Term Loan Warrants are subject to adjustment in the event of specified events, including dilutive issuances of common stock linked equity instruments at a price lower than the exercise price of the warrants (“Down Round Feature”), a subdivision or combination of the Company’s common stock, a reclassification of the Company’s common stock or specified dividend payments. The Term Loan Warrants are exercisable until December 27, 2028. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

As disclosed in Note 3: Summary of Significant Accounting Policies, the Company early adopted ASU 2017-11, as of April 1, 2018. In accordance with ASU 2017-11, the presence of the Down Round Feature does not preclude the Term Loan Warrants from being classified in stockholders’ deficit. Accordingly, the Company determined that the fair value of the warrants of $8.8 million should be classified within stockholders’ deficit upon issuance.

The Company incurred $18.3 million in costs related to the Senior Secured Term Loan (including $8.8 million related to the value of the Term Loan Warrants). These debt issuance costs are reflected as a reduction of the carrying amount of the Senior Secured Term Loan and are being recognized as interest expense over the term of the Senior Secured Term Loan.

The December 2018 Credit Agreements contain certain covenants, including requirements to prepay the loans in an amount equal to 100% of the net cash proceeds from certain assets dispositions, subject to certain reinvestment rights and other exceptions and equity issuances. Amounts outstanding under the December 2018 Credit Agreements may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods) (i) failure to pay principal, interest, or any fees when due, (ii) breach of any representation or warranty, covenant, or other agreement, (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or any of its subsidiaries, (iv) any event of default with respect to other indebtedness involving an aggregate amount of $1.0 million or more, (v) any lien created by the December 2018 Credit Agreements or any related security documents ceasing to be valid and perfected; (vi) the December 2018 Credit Agreements or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or a change of control shall occur. The December 2018 Credit Agreements contain financial covenants relating to a fixed charge coverage ratio, minimum EBITDA and minimum liquidity. The Amended PNC Credit Facility also includes a total net leverage ratio and total leverage ratio covenants. As of March 31, 2019, the Company was in compliance with all covenants.

The Senior Secured Term Loan contains a prepayment penalty which is calculated based on (i) if prepayment occurs prior to 30-month anniversary of the Closing Date, the prepayment penalty is the present value of all required interest payments due on the Senior Secured Term Loan that are prepaid from the date of prepayment through and including the 30-month anniversary of the Closing Date calculated based on the 3 month LIBOR Rate plus 10%, plus 5.0% of the amount of principal prepaid, (ii) if prepayment occurs between the 30-month anniversary of Closing Date through the third anniversary of the Closing Date, the prepayment penalty is 5.0% of the principal prepaid and (iii) if prepayment occurs between the third anniversary of the Closing Date through the fourth anniversary of Closing Date, the prepayment penalty is 2.0% of the principal prepaid (the “Prepayment Penalty”). There is no Prepayment Penalty after the fourth anniversary of the Closing Date. In addition to the Prepayment Penalty under the terms of the Senior Secured Term Loan, the Company is permitted to prepay up to 25% of the aggregate principal amount of the outstanding Senior Secured Term Loan balance with cash proceeds of a public offering of the Company’s common stock at a prepayment premium of 12% of the principal amount being repaid.

As of March 31, 2019, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.6% and 8.5%, respectively. As of March 31, 2019, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying consolidated balance sheet as of March 31, 2019.

Registration Rights Agreement

In connection with the December 2018 Senior Secured Term Loan, the Company entered into a registration rights agreement with the holders of the Term Loan Warrants (the “Registration Rights Agreement”). The Registration Rights Agreement grants the holders of the Term Loan Warrants certain registration rights for the shares of common stock issuable upon the exercise of the warrants. The agreement calls for the Company to prepare and file a registration statement with the SEC and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in no event later than October 31, 2019 (the “Registration Penalty Date”). If the Company is unable to file and have a Form S-1 registration statement declared effective on the Registration Penalty Date (the “Filing Failure”), the Company is required to pay each holder of Term Loan Warrants an amount of cash equal to (i) $0.3 million multiplied by (ii) such holder’s pro rata share of all Term Loan Warrants (the “Registration Delay Payments”) on the day of a Registration Penalty Date and on every thirtieth day thereafter until such Filing Failure is cured. In the event the Company fails to make Registration Delay Payments in a timely manner, such Registration Delay Payments shall bear interest at 5.0% of such unpaid Registration Delay Payment until paid in ful1. The Company expects to meet all registration requirements and has determined that such a payment under the Registration Rights Agreement was not probable at the time the agreement was entered into, nor did such a payment become probable prior to or as of March 31, 2019.

Debt Maturities

As of March 31, 2019, a summary of the future scheduled maturities for the Company’s outstanding long-term debt are as follows (in thousands):

Amount
2020	$1,650
2021	1,650
2022	1,650
2023	1,650
2024 and thereafter	157,988

Total debt	$164,588

As of March 31, 2019, the Company had no amounts outstanding on the Amended PNC Credit Facility and had borrowing availability of $18.9 million.

NOTE 6:	RESTRUCTURING CHARGES

Fiscal Year 2019

During fiscal year 2019, plans were approved to eliminate 84 positions in the U.S. and internationally. The purpose of these plans is to improve operational efficiencies and align with the Company’s strategic vision. The Company incurred severance and benefits costs under this restructuring plan of approximately $4.7 million and all separations were completed by the fourth quarter of fiscal 2019.

Also in fiscal year 2019, the Company exited the remaining space at one of its facilities and incurred $0.9 million of restructuring charges as a result of vacating the additional space. As of March 31, 2019, there are three locations under a restructuring plan.

Fiscal Year 2018

In fiscal year 2018, three plans were approved to eliminate 207 positions in the U.S. and internationally. The purpose was to improve operating efficiencies in the workforce to align with the Company’s transformation initiative to rationalize its cost structure. The Company incurred severance and benefits costs under these restructuring plans of approximately $8.3 million during fiscal year 2018.

The Company exited one new location during fiscal year 2018 and the costs incurred in vacating this property were fully offset by a sublease on the same property. As of March 31, 2018, the Company had five locations under a restructuring plan.

Fiscal Year 2017

In fiscal 2017, plans were approved to eliminate 43 positions in the U.S. and internationally to reduce investments in various functions of the Company’s business and improve operational efficiencies. The costs associated with these actions consist of restructuring charges related to severance and benefits. Approximately $1.5 million of restructuring charges were incurred and paid under this plan.

The Company fully exited one new location during fiscal 2017. The costs incurred in vacating this property were partially offset by sublease income. As of March 31, 2017, the Company had four locations in under a restructuring plan.

Summarized activity included in “Restructuring Charges” in the accompanying consolidated statements of operations and comprehensive income for the fiscal years ended March 31, 2019, 2018 and 2017 are as follows (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2016 (as restated)	$354	$7,572	$7,926
Restructuring charges	1,493	654	2,147
Adjustment to prior estimates	(52)	—	(52)
Cash payments	(1,665)	(2,074)	(3,739)

Balance as of March 31, 2017 (as restated)	130	6,152	6,282
Restructuring charges	8,266	208	8,474
Cash payments	(6,368)	(1,971)	(8,339)
Other non-cash charges	(598)	—	(598)

Balance as of March 31, 2018	1,430	4,389	5,819
Restructuring charges	4,708	862	5,570
Cash payments	(6,138)	(2,375)	(8,513)

Balance as of March 31, 2019	$—	$2,876	$2,876

	Severance and benefits	Facilities	Total
Estimated timing of future payments
Fiscal 2020	$—	$2,876	$2,876

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease income.

NOTE 7:	STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On April 19, 2017, all performance share units, restricted stock units and options to purchase our common stock outstanding under the Company’s Stock Incentive Plans were adjusted to reflect the impact of the Reverse Stock Split. The Reverse Stock Split also reduced the number of shares of common stock issuable under the Company’s 2012 Long Term Incentive Plan and Employee Stock Purchase Plan, as amended. The per share exercise price of all outstanding awards was increased and the number of shares of common stock issuable upon the exercise or settlement of all outstanding awards was reduced proportionately to the reverse split ratio. The following share and per share data has been adjusted to reflect the Reverse Stock Split.

2012 Long-Term Incentive Plan

The Company has a stockholder-approved 2012 Long-Term Incentive Plan (the “Plan”) which has 4.6 million shares authorized for issuance of new shares at March 31, 2019. There were 4.3 million shares available for grant under the plan exclusive of 1.8 million shares reserved for issuance related to approved grants that become effective when the Company becomes current with Securities and Exchange Commission (‘SEC”) reporting requirements or the Company becoming current with SEC reporting requirements and being listed on a national stock exchange. There were 0.3 million stock options, performance shares and restricted shares outstanding under the Plan as of March 31, 2019.

Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value of our common stock on the date of grant. The majority of performance share units, restricted stock units and stock options granted to employees vest over three to four years. Stock option, performance share and restricted stock grants to nonemployee directors typically vest over one year. Stock options, performance share units and restricted stock units granted under the Plan are subject to forfeiture if employment terminates. The Company accounts for all forfeitures of stock-based awards when they occur.

In February 2018, the Company enacted a deferral of release of all vested restricted stock units and performance share units granted prior to February 2018. The deferral of release impacted only pre-February 2018 restricted stock units and performance share units and was intended to prevent the release of unregistered shares to grantees. During the deferral period, a grantee retained the legal right to the awards they had vested in, but the Company deferred the release of the underlying shares until it could become current with its SEC reporting requirements. The Company ended the deferral of release in February 2019. The deferral of release and its removal were both modifications to the awards; however, the impact of the modifications were not material and no incremental compensation expense was recorded. All employees with outstanding stock-based awards were impacted by the modifications.

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

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “Purchase Plan”) that allows participating employees to purchase shares of the Company’s common stock at a discount to fair market value. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value at the grant date or exercise date. The maximum number of shares that has been approved for issuance since the adoption of the Purchase Plan is 8.9 million shares. The Purchase Plan is available to all employees, subject to certain eligibility requirements. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of 0.3 million shares to be purchased in any six-month offering period. Employees purchased 0.0 million shares, 0.3 million shares, and 0.3 million shares, of common stock under the Purchase Plan in fiscal 2019, 2018 and 2017, respectively. The weighted-average price of stock purchased under the Purchase Plan was $0.00, $5.43, and $3.48 per share in fiscal 2019, 2018 and 2017, respectively. There were 0.5 million shares available for issuance under the Purchase Plan as of March 31, 2019.

The following tables summarize stock-based compensation expense (in thousands):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Stock-based compensation expense:
Cost of revenue	$334	$725	$895
Research and development	440	906	1,300
Sales and marketing	179	1,790	2,256
General and administrative	2,456	1,973	2,247

Total stock-based compensation expense	$3,409	$5,394	$6,698

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Stock-based compensation by type of award:
Restricted stock	$3,178	$5,004	$5,653
Performance share units	274	(171)	561
Stock options	(43)	44	484
Employee stock purchase plan	—	517	—

Total stock-based compensation expense	$3,409	$5,394	$6,698

The Company also recorded $0.6 million of stock based compensation expense which was included in restructuring charges in the accompanying consolidated statements of operations and comprehensive loss related to the modification of certain restricted stock awards.

During fiscal years 2019, 2018 and 2017, no tax benefit was realized for the tax deduction from stock-based awards due to tax benefit carryforwards and tax ordering requirements.

The following table summarizes unrecognized compensation cost related to non-vested restricted stock units, performance share units and stock options (in thousands).

	For the years ended March 31,
	2019		2018		2017 (As Restated)
	Amount	Weighted- Average Remaining Recognition Period (Years)	Amount	Weighted- Average Remaining Recognition Period (Years)	Amount	Weighted- Average Remaining Recognition Period (Years)
Unrecognized Compensation Expense:
Restricted stock	$2,489	1.09	$8,016	1.94	$6,308	1.73
Performance share units	742	1.23	2,143	1.94	529	1.73
Stock options	—	—	1,028	—	—	0.09

Unrecognized compensation expense	$3,231		$11,187		$6,837

Stock Options

A summary of activity relating to our stock options is as follows (shares in thousands):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017 (as restated)	179	$20.02	0.86	$4,760
Granted	250	$6.20
Exercised	(1)	$5.04
Expired	(177)	$20.23

Outstanding as of March 31, 2018	251	$6.19	0.41	$—

Forfeited	(250)	$6.20
Expired	(1)	$5.04

Outstanding, vested and exercisable as of March 31, 2019	0	$5.04	1.57	$—

Vested and expected to vest as of March 31, 2019	1	$5.04	1.57	$—

For estimating fair value of stock options, the Company uses the Black-Scholes Merton stock option valuation model (“Black-Scholes”), which requires the use of assumptions. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns and post-vesting forfeitures. The Company estimates volatility based on the historical volatility of our common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black-Scholes stock option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods.

Assumptions used in the Black-Scholes model for stock option grants in fiscal 2018 are as follows:

Weighted-Average:
Expected term (years)	7
Contractual term (years)	7
Risk-free interest rate	2.48%
Stock price volatility	75.52%
Grant date fair value	$4.29

Performance Share Units

The Company granted 0.7 million and 0.5 million of performance share units with market conditions (“Market PSUs”) in fiscal 2019 and 2018, respectively. The number of Market PSUs issued is dependent on Quantum’s common stock achieving certain 60-day average closing stock price targets as of specified dates and the Company becoming current with SEC reporting requirements or the Company becoming current with SEC reporting requirements and being relisted on a national stock exchange. Market PSUs issued vest 1-3 years after the issuance date based on the stock price targets achieved. The estimated fair value of these Market PSUs is determined at the issuance date using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo model to calculate fair values of market PSU’s during each fiscal period are as follows:

Weighted-Average:	2019	2018
Discount period (years)	1.95	7.00
Risk-free interest rate	2.63%	2.48%
Stock price volatility	69.35%	75.52%
Grant date fair value	$1.70	$4.29

The Company granted 0.4 million and 0.4 million of performance share units with financial performance conditions (“Performance PSUs”) in fiscal 2018 and 2017, respectively. No Performance PSU’s were issued in fiscal 2019. Performance PSUs become eligible for vesting based on Quantum achieving certain financial performance targets through the end of the fiscal year when the performance PSUs were granted. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for Performance PSUs is recognized when it is probable that the performance conditions will be achieved.

A summary of activity relating to the Company’s Performance PSUs is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested as of March 31, 2017 (as restated)	505	$4.49
Granted	851	$4.49
Vested released	(114)	$5.70
Forfeited	(527)	$4.84

Nonvested as of March 31, 2018	715	$7.05
Granted	735	$1.70
Vested released	(34)	$3.45
Forfeited	(646)	$4.05

Nonvested as of March 31, 2019	770	$1.78

The fair value of Performance PSUs vested during fiscal years 2019, 2018 and 2017 was $0.1 million, $0.7 million and $0.3 million, respectively.

Restricted Stock Units

The Company granted 1.0 million, 1.5 million and 0.7 million of service-based restricted stock units (“RSUs”), during fiscal 2019, 2018, and 2017 respectively which generally vest ratably over a three-year service period. Certain RSUs are subject to the Company becoming current with SEC reporting requirements or the Company becoming current with SEC reporting requirements and being relisted on a national stock exchange, which were both evaluated as a performance condition. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period. The fair value of RSUs vested during fiscal years 2019, 2018 and 2017 was $5.1 million, $4.8 million and $7.2 million, respectively.

A summary of activity relating to our RSUs is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per share
Outstanding as of March 31, 2017 (as restated)	1,260	$7.65
Granted	1,465	$6.61
Vested released	(580)	$8.20
Forfeited	(306)	$7.63

Outstanding as of March 31, 2018	1,839	$6.65
Granted	1,005	$2.33
Vested released	(835)	$6.16
Forfeited	(696)	$6.73

Outstanding as of March 31, 2019	1,313	$3.61
Vested and expected to vest as of March 31, 2019	1,313	$3.61

Employee Stock Purchase Plan

The Company uses the Black-Scholes pricing model to determine the fair value of shares purchased under the Employee Stock Purchase Plan. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Option life (in years)	N/A	0.50	0.50
Risk-free interest rate	N/A	0.91%	49.50%
Stock price volatility	N/A	0.05%	75.14%
Weighted-average grant date fair value	N/A	$2.20	$1.89

NOTE 8:	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including acceleration of tax revenue recognition, additional limitations on executive compensation, limitations on the deductibility of interest, and significant changes to the system of taxing foreign earnings.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The 2017 Tax Act reduces the corporate tax rate from 35% to 21%. The Company, as a fiscal year filer, is required to use a 31.5% blended rate for the fiscal year ending March 31, 2018 under the 2017 Tax Act. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $50.6 million increase in tax expense for the year ended March 31, 2018 and a corresponding $50.6 million decrease in net deferred tax assets as of March 31, 2018. Corresponding adjustments were made to the valuation allowance resulting in no net tax expense.

Transition Tax on Unremitted Foreign Earnings

The 2017 Tax Act provides for a one-time inclusion in taxable income attributable to a deemed mandatory repatriation of certain unremitted earnings through December 31, 2017 of foreign subsidiaries of U.S. companies. This deemed repatriation results in U.S. taxes being imposed on such earnings which has not been previously taxed by the United States at rates discounted from the regular statutory corporate tax rate, subject to a reduction for available foreign tax credits. The company had an estimated $17.3 million of undistributed foreign earnings subject to the deemed mandatory repatriation, before reduction by the participation exemption of $8.8 million for a net inclusion of $8.5 million. This inclusion resulted in a commensurate decrease in deferred tax assets due to the utilization of net operating loss carryforwards to offset the inclusion. Corresponding adjustments were made to the valuation allowance resulting in no net tax expense.

Taxation of Post-Enactment Foreign Earnings

Beginning in fiscal year 2019, under the 2017 Tax Act, foreign earnings are generally eligible for a 100% exclusion from U.S. taxable income under a new territorial system of taxation. However, the 2017 Tax Act nonetheless imposes tax on certain foreign earnings pursuant to a newly enacted provision known as the global intangible low-taxed income (“GILTI”) provision. The GILTI provision requires the company to include in its U.S. income tax return the earnings of certain foreign subsidiaries in excess of an allowable return on the foreign subsidiaries’ tangible assets. A company may make an accounting policy election to account for GILTI as a period cost in the period in which it is incurred or to recognize deferred taxes when book-tax basis differences exist which are expected to affect the amount of the GILTI inclusion upon reversal. The company made a policy election to treat the GILTI tax as a period cost. The GILTI provision resulted in $0.5 million of income tax expense for fiscal year 2019. This inclusion resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards to offset the inclusion. Corresponding adjustments were made to the valuation allowance resulting in no net tax expense.

Limitation on Deductibility of Interest Expense

Beginning in fiscal year 2019, under the 2017 Tax Act, deductions for interest expense are limited to 30% of an amount generally derived as taxable income before interest, amortization and depreciation expenses (through fiscal year 2022 when this base for the limitation is further narrowed). The disallowed interest expense deduction is available as a carryforward of indefinite duration. For fiscal year 2019, $28.5 million of the Company’s interest expenses were disallowed and carried forward pursuant to this limitation. The impact is that realization of the deferred tax asset attributable to the disallowed interest expense carryforward will require a greater amount of future income than the deferred tax asset for the regular net operating losses.

Components of Income and Income Taxes

Pre-tax loss reflected in the Consolidated Statements of Operations is as follows (in thousands):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
U.S.	$(40,935)	$(46,923)	$(3,794)
Foreign	514	464	3,042

Total	$(40,421)	$(46,459)	$(752)

The Company’s provision for income tax consists of the following (in thousands):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Current tax expense
Federal	$(217)	$(3,484)	$(385)
State	31	26	37
Foreign	1,103	206	1,826

Total current	917	(3,252)	1,478
Deferred expense
State	32	32	37
Foreign	1,427	107	141

Total deferred	1,459	139	178

Income tax expense (benefit)	$2,376	$(3,113)	$1,656

Effective Tax Rate

The income tax provision differs from the amount computed by applying the federal statutory rate of 21% for 2019, 31.5% for 2018, and 35% for 2017 to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Benefit at the federal statutory rate	$(8,488)	$(14,634)	$(263)
Equity compensation	905	1,024	2,472
Permanent items	359	564	640
Foreign taxes	(2,133)	1,336	(159)
State income taxes	(997)	(830)	(88)
Valuation allowance	10,913	(42,784)	(2,745)
Uncertain tax positions	(9,278)	(336)	1,347
Tax reform	(207)	52,682	—
Credit monetization	—	(323)	(120)
Expiration of attributes	12,268	410	1,880
Other	(966)	(222)	(1,308)

Income tax expense (benefit)	$2,376	$(3,113)	$1,656

Deferred Tax Assets and Liabilities

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2019	2018	2017 (Restated)
Deferred tax assets
Inventory valuation method	$882	$1,364	$2,006
Accrued warranty expense	814	571	1,370
Distribution reserves	2,137	2,119	3,028
Loss carryforwards	93,308	62,369	55,784
Tax credits	20,346	20,082	20,767
Restructuring charge accruals	678	1,371	2,333
Deferred revenue	13,094	32,936	50,319
Acquired intangibles	2,822	4,776	10,752
Depreciation	—	—	1,226
Other accruals and reserves not currently deductible for tax purposes	7,051	7,146	12,003

	141,132	132,734	159,588
Less valuation allowance	(140,359)	(130,048)	(154,296)

Deferred tax assets	773	2,686	5,292
Deferred tax liabilities
Depreciation	(450)	(638)	—
Tax on unremitted foreign earnings	—	—	(1,332)
Other	(524)	(735)	(2,552)

Deferred tax liabilities	(974)	(1,373)	(3,884)

Net deferred tax asset	$(201)	$1,313	$1,408

As of March 31, 2019, 2018 and 2017 we had federal, state and foreign net operating loss carryforwards of approximately $332.1 million, $210.0 million, and $18.1 million, respectively. We also had federal, state, and foreign tax credit carryforwards of approximately $77.7 million, $40.0 million, and $0.9 million as of March 31, 2019, 2018 and 2017, respectively. Some of the net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2019 if not previously utilized. Others are not subject to expiration. As a result of the 2017 Tax Act, $2.7 million of U.S. Federal net operating loss carryforwards generated after fiscal 2018 are not subject to expiration, although their use in any taxable year is limited to 80% of the taxable income in such year.

These carryforwards include $11.1 million of acquired net operating losses and $8.3 million of acquired credits, the utilization of which is subject to various limitations due to prior changes in ownership. Certain changes in stock ownership could result in additional limitations on the amount of both acquired and self-generated net operating loss and tax credit carryovers that can be utilized each year. If the Company has previously undergone, or should it experience in the future, such a change in stock ownership, it could severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

At March 31, 2019, the Company had unremitted foreign earnings of approximately $90.5 million. The Company does not assert indefinite reinvestment of its foreign earnings. However, due to the combination of the transition tax, the previous inclusion in U.S. taxable income of certain foreign earnings invested in the United States, the GILTI provisions and the general exclusion of the remaining foreign earnings from U.S. taxation under the new territorial system of international taxation, the principle taxes accrued on such unremitted earnings are $3.2 million of foreign withholding taxes in jurisdictions where full tax treaty relief is not available.

Uncertain Tax Positions

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Beginning balance	$150,559	$170,730	$171,374
Increase in balances related to tax positions in current period	1,718	3,298	2,789
Decrease in balances related to tax positions in prior period	(25,095)	(20,692)	(1,350)
Decrease in balances due to lapse of statute of limitations	(11,150)	(810)	(1,672)
Settlement and effective settlements with tax authorities and related remeasurements	—	(1,992)	(411)
Increase in balances related to tax positions in prior period	—	25	—

Ending balance	$116,032	$150,599	$170,730

During fiscal 2019, excluding interest and penalties, there was a $34.5 million change in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2019 was $117.0 million, $98.7 million of which, if recognized, would favorably affect the effective tax rate. At March 31, 2019, the Company had recorded accrued interest and penalties of $0.9 million. Our practice is to recognize interest and penalties related to income tax matters in the income tax provision in the Consolidated Statements of Operations. As of March 31, 2019 $111.4 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets and $5.6 million were recorded in other long-term liabilities in the Consolidated Balance Sheets.

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

NOTE 9:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses exit prices, that is the price to sell an asset or transfer a liability, to measure assets and liabilities that are within the scope of the fair value measurements guidance. The Company classifies these assets and liabilities based on the following fair value hierarchy:

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

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended March 31, 2019 and 2018.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal years ended March 31, 2019 or fiscal 2018. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

Warrant Liability

As further discussed in Note 5, Long-Term Debt, during fiscal year ended March 31, 2018, the Company began issuing warrants to purchase the Company’s common stock in connection with the TCW Term Loan agreement and issued warrants in connection with the Senior Secured Term Loan issuance. The warrants were initially accounted for as a liability and recorded at estimated fair value on a recurring basis due to exercise price reset provisions contained with the warrant agreements. As such, the Company estimated the fair value of the warrants at the end of each reporting period using a Black-Scholes option valuation model. At the end of each reporting period, the Company recorded the changes in the estimated fair value during the period in other income (expense) in the consolidated statements of operations. As of March 31, 2018, there were 75,000 outstanding February 2018 Amendment Warrants that were classified as a liability with an estimated fair value of $0.3 million. As of March 31, 2019, there were no liability classified warrants outstanding. During the fourth quarter of the fiscal year ended March 31, 2019, the exercise price for the February 2018 Amendment Warrants reset and became fixed, at which time they were considered to be indexed to the Company’s own stock and met the scope requirements for equity classification. The fair value of the warrants upon the exercise price reset was reclassified to stockholders’ deficit. The Company classified the warrants liability subject to recurring fair value measurement as Level 3 prior to the reclassification to stockholders’ deficit. The fair value of these warrants were based on significant inputs that were not observable in the market.

The following table summarizes the ending balances of warrant liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of March 31,
	2019	2018
Warrant liability	$—	$272

The Company uses the Black-Scholes option valuation model for estimating fair value of common stock warrants. The expected life of warrants granted represent the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns, and post-vesting forfeitures. The Company estimates volatility based on the historical volatility of the common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black-Scholes stock option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. The Company has not paid any cash dividends on the common stock and does not anticipate paying any cash dividends in the foreseeable future. The warrant liabilities are valued at issuance and each subsequent measurement date using the Black-Scholes option valuation model.

The following table the ranges of assumptions and estimates utilized within the Black-Scholes option valuation models for each annual period (see Note 7: Stock Incentive Plans and Stock-based Compensation for specific details related to each issuance):

	Years ended March 31,
	2019	2018
Inputs
Company’s stock price	$1.62 - $2.40	$3.64 - $5.63
Exercise prices	$0.01 - $2.40	$0.01
Expected term (years)	4.5 to 5.0	4.8 to 5.0
Volatility	64.1% - 71.8%	59.8% - 69.1%
Risk free rate	2.5% - 3.0%	2.1% - 2.7%
Dividend rate	0.0%	0.0%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the years ended March 31, 2019 and 2018 (in thousands):

Warrant liabilities
Balance, March 31, 2017 as restated	$—
Issuances	2,370
Settlements	(1,888)
Changes in fair value	(210)

Balance, March 31, 2018	272
Issuances	5,683
Settlements	(615)
Changes in fair value	297
Reclassifications to stockholders’ deficit	(5,637)

Balance March 31, 2019	$—

Long-Term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at March 31, 2019 and 2018. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following as of March 31, 2019 and 2018 (in thousands):

	As of March 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt: (1)
TCW Term Loan			$90,424	$90,424
Senior Secured Term Loan	$164,588	$143,398
PNC Revolving Credit Agreements	—		33,107	$27,323

Total long-term debt	$164,588	$143,398	$123,531	$117,747

(1)	Fair value based on outstanding borrowings and market interest rates (level 2)

NOTE 10:	NET LOSS PER SHARE

Equity Instruments Outstanding

The Company has stock options, performance share units and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, respectively, would increase shares outstanding. The Company had Convertible Notes, which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock. During November 2017, the Company paid all outstanding principal and accrued interest on the Convertible Notes. The Company has also issued warrants to purchase shares of the Company’s stock that are related to the TCW Term Loan and the Senior Secured Term Loan as described within Note 5: Long-term Debt to the consolidated financial statements.

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share, as adjusted for the Reverse Stock Split (in thousands, except per-share data):

	For the year ended March 31,
	2019	2018	2017 (As Restated)
Numerator:
Net Loss	$(42,797)	$(43,346)	$(2,408)
Denominator:
Weighted average shares - basic and diluted	35,551	34,687	33,742
Basic net loss per share	$(1.20)	$(1.25)	$(0.07)
Diluted net loss per share	$(1.20)	$(1.25)	$(0.07)

The dilutive impact related to common shares from stock incentive plans and outstanding warrants is determined by applying the treasury stock method to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to common shares from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method. The dilutive impact related to our convertible subordinated notes is determined by applying the if-converted method, which includes adding the related weighted average shares to the denominator and the related interest expense to net income.

For the years ended March 31, 2019, 2018 and 2017, respectively, 4,964,019, 1,913,423 and 6,823,603 shares related to performance share units, restricted stock units, warrants and convertible debt were excluded from the calculation of diluted net loss per share as these shares were anti-dilutive.

For the year ended March 31, 2017, interest expense related to the convertible subordinated notes of $3.5 million was excluded from the calculation of diluted net loss per share as the shares related to convertible subordinated notes were anti-dilutive.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain facilities under non-cancelable lease agreements and also has equipment leases for various types of office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses. These leases are operating leases.

Rent expense was $5.8 million, $6.4 million and $6.6 million during the years ended March 31, 2019, 2018 and 2017, respectively.

The following table summarizes the payments due by fiscal year for the Company’s contractual operating lease obligations as of March 31, 2019 (in thousands):

Operating leases
For the fiscal year ended March 31,
2020	$4,424
2021	3,922
2022	3,175
2023	2,185
2024	1,945
Thereafter	3,705

Total	$19,356

Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2019, the Company had issued non-cancelable commitments for $32.4 million to purchase inventory from its contract manufacturers and suppliers.

Legal Matters

On July, 22 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 3017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime Data patents. That stay remains pending. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

In February 2018, two putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with its financial statements for its fiscal year 2017. On September 25, 2018, the Court granted permission to plaintiffs in the action to file an amended consolidated complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, the Company agreed to pay $8.2 million to plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount will be paid by the Company’s directors and officers liability insurance carriers. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court entered preliminary approval of the settlement on July 26, 2019. In its order granting preliminary approval, the Court set the date for final approval of the settlement to take place on November 14, 2019.

In May 2018, two shareholders filed litigation in California Superior Court for Santa Clara County on behalf of Quantum against several current and former officers and directors of the Company (the “Derivative Litigation”). A third action brought by a shareholder on behalf of Quantum was filed on March 4, 2019. The Derivative Litigation suits, which were consolidated by the Court, alleged, inter alia, that the board members and certain of the Company’s senior officers breached their fiduciary duties the Company and its shareholders by causing the Company to make materially false and misleading statements concerning the Company’s financial health, business operations, and growth prospects in its public filings and communications with investors, including misrepresentations regarding the Company’s disclosure controls and procedures, revenue recognition, and internal controls over financial reporting. After extensive negotiations, the parties reached a definitive agreement to settle the Derivative Litigation in late February 2019. The settlement requires the Company to adopt a number of corporate governance reforms and to pay plaintiffs’ attorneys’ fees of $0.8 million, which will be paid by the Company’s directors and officers liability insurance carriers. A hearing on final approval of the Derivative Litigation settlement has been set for September 6, 2019.

In February 2018, the Company received a document subpoena from the U.S. Securities and Exchange Commission requesting information pertaining to the Company’s financial statements for the period April 1, 2017 through the date of the subpoena. The Company responded to that subpoena. In August 2018, the Company received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. We understand that the SEC’s investigation relates to the facts and circumstances regarding the financial statements included in the restatement presented in this Annual Report on Form 10-K. The Company has produced a substantial volume of documents to the SEC and is cooperating with the SEC staff. The investigation is ongoing.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

Indemnifications

The Company has certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2019, 2018 and 2017, the Company did not record a liability associated with these guarantees, as it has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that the Company maintains.

In the normal course of business to facilitate transactions of the Company’s services and products, the Company indemnifies certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contains similar indemnification obligations to its agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of the Company’s indemnification claims, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results, financial position or cash flows.

NOTE 12:	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Based on the way the Company manages its business, the Company has determined that it currently operates in one reportable segment.

The following table summarizes property and equipment, net by geographic region (in thousands):

	As of March 31,
	2019	2018	2017 (As Restated)
United States	$7,912	$9,159	$10,605
International	525	539	272

Total	$8,437	$9,698	$10,877

See Note 3: Summary of Significant Accounting Policies, for disaggregated revenue information.

NOTE 13:	QUARTERLY FINANCIAL DATA (UNAUDITED)

As further described in Note 2: Restatement, in lieu of filing quarterly reports on Form 10-Q for the three months ended June 30, 2018 and 2017 (restated), the three and six months ended September 30, 2018 and 2017 (restated) and the three and nine months ended December 31, 2018 and 2017, quarterly financial data for these periods is included in this Annual Report on Form 10-K in the tables that follow. Amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

QUANTUM CORPORATION

QUARTERLY CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2017			September 30, 2017
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$8,661	$—	$8,661	$9,504	$4,479	$13,983
Accounts receivable, net of allowance for doubtful accounts of $29 and $317 as of June 30, 2017 and September 30, 2017	109,418	(11,910)	97,508	105,771	(6,545)	99,226
Manufacturing inventories	27,821	8,865	36,686	29,119	5,593	34,712
Service part inventories	19,788	—	19,788	19,915	—	19,915
Other current assets	10,005	(245)	9,760	8,795	786	9,581
Restricted cash	1,891	1,111	3,002	1,969	1,094	3,063

Total Current Assets	177,584	(2,179)	175,405	175,073	5,407	180,480
Property and equipment, less accumulated depreciation	10,455	(318)	10,137	10,745	(325)	10,420
Intangible assets, less accumulated amortization	240	—	240	204	—	204
Restricted cash, long-term	20,000	—	20,000	20,000	—	20,000
Other long-term assets	4,753	1,552	6,305	5,127	1,419	6,546

Total Assets	$213,032	$(945)	$212,087	$211,149	$6,501	$217,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$45,007	$(513)	$44,494	$48,488	$—	$48,488
Accrued warranty	3,161	(3,161)	—	2,950	(2,950)	—
Deferred revenue, current	79,996	10,460	90,456	77,090	11,415	88,505
Accrued restructuring charges, current	2,249	629	2,878	1,743	627	2,370
Convertible subordinated debt, current	62,926	—	62,926	57,034	—	57,034
Accrued compensation	22,186	(968)	21,218	23,179	(924)	22,255
Other accrued liabilities	13,309	4,035	17,344	12,927	3,634	16,561

Total current liabilities	228,834	10,482	239,316	223,411	11,802	235,213
Deferred revenue, long-term	36,697	1,452	38,149	35,906	868	36,774
Accrued restructuring charges, long-term	544	3,501	4,045	423	3,192	3,615
Long-term debt, net of current portion	60,219	1,515	61,734	70,631	5,860	76,491
Other long-term liabilities	4,736	5,666	10,402	5,112	5,924	11,036

Total liabilities	331,030	22,616	353,646	335,483	27,646	363,129
Commitment and contingencies (Note 11)
Stockholders’ deficit
Preferred stock 20,000 shares authorized; no shares issued as of June 30, 2017 and September 30, 2017	—	—	—	—	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,101 and 34,663 shares issued and outstanding at June 30, 2017 and September 30, 2017, respectively	341	—	341	347	—	347
Additional paid-in capital	475,357	—	475,357	476,409	(316)	476,093
Accumulated deficit	(596,969)	(18,961)	(615,930)	(604,832)	(16,196)	(621,028)
Accumulated other comprehensive income (loss)	3,273	(4,600)	(1,327)	3,742	(4,633)	(891)

Total stockholders’ deficit	(117,998)	(23,561)	(141,559)	(124,334)	(21,145)	(145,479)

Total liabilities and stockholders’ deficit	$213,032	$(945)	$212,087	$211,149	$6,501	$217,650

QUANTUM CORPORATION

QUARTERLY CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As Restated
	June 30, 2017	September 30, 2017	December 31, 2017	June 30, 2018	September 30, 2018	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,661	$13,983	$10,309	$10,227	$5,704	$10,926
Accounts receivable, net of allowance for doubtful accounts of $29, $317, $314, $1, $518 and $1,068; as of June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, and December 31, 2018	97,508	99,226	96,156	81,427	76,304	79,571
Manufacturing inventories	36,686	34,712	35,461	30,666	21,084	15,563
Service part inventories	19,788	19,915	19,061	19,397	18,642	18,551
Other current assets	9,760	9,581	8,335	11,348	11,291	7,877
Restricted cash	3,002	3,063	3,054	1,220	6,124	1,098

Total Current Assets	175,405	180,480	172,376	154,285	139,149	133,586
Property and equipment, less accumulated depreciation	10,137	10,420	10,226	9,361	8,925	8,773
Intangible assets, less accumulated amortization	240	204	164	112	86	60
Restricted cash, long-term	20,000	20,000	12,000	5,000	—	5,000
Other long term-assets	6,305	6,546	8,663	8,500	6,034	7,572

Total Assets	$212,087	$217,650	$203,429	$177,258	$154,194	$154,991

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$44,494	$48,488	$57,142	$51,601	$45,021	$38,774
Deferred revenue, current	90,456	88,505	87,388	94,063	89,020	84,879
Accrued restructuring charges, current	2,878	2,370	5,086	2,681	4,437	3,947
Long-term debt current portion	—	—	—	9,000	127,514	1,500
Convertible subordinated debt, current	62,926	57,034	—	—	—	—
Accrued compensation	21,218	22,255	20,144	15,182	15,559	14,705
Other accrued liabilities	17,344	16,561	19,024	23,114	29,150	25,295

Total current liabilities	239,316	235,213	188,784	195,641	310,701	169,100
Deferred revenue, long-term	38,149	36,774	35,824	36,520	34,577	34,361
Accrued restructuring charges, long-term	4,045	3,615	3,098	2,432	—	—
Long-term debt, net of current portion	61,734	76,491	117,301	112,255	—	137,073
Other long-term liabilities	10,402	11,036	11,126	11,823	10,564	10,695

Total liabilities	353,646	363,129	356,133	358,671	355,842	351,229
Commitment and contingencies (Note 11)
Stockholders’ Deficit
Preferred stock:
Preferred stock 20,000 shares authorized; no shares issued as of June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, and December 31, 2018	—	—	—	—	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,101, 34,663, 35,077, 35,443, 35,556, and 35,553 shares issued and outstanding at June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, and December 31, 2018, respectively	341	347	351	356	358	358
Additional paid-in capital	475,357	476,093	479,289	482,028	483,494	493,347
Accumulated deficit	(615,930)	(621,028)	(631,224)	(662,640)	(684,257)	(688,543)
Accumulated other comprehensive loss	(1,327)	(891)	(1,120)	(1,157)	(1,243)	(1,400)

Total stockholders’ deficit	(141,559)	(145,479)	(152,704)	(181,413)	(201,648)	(196,238)

Total liabilities and stockholders’ deficit	$212,087	$217,650	$203,429	$177,258	$154,194	$154,991

QUANTUM CORPORATION

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	As Restated
	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Six Months Ended June 30, 2017	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017	Three Months Ended March 31, 2018
Revenue
Product revenue	$69,483	$67,596	$137,079	$75,343	$212,422	$56,160
Service revenue	35,117	34,910	70,027	34,875	104,902	31,621
Royalty revenue	9,995	9,280	19,275	5,776	25,051	7,528

Total revenue	114,595	111,786	226,381	115,994	342,375	95,309

Costs and expenses:
Product cost of revenue	50,680	51,602	102,282	58,119	160,401	45,710
Service cost of revenue	15,077	14,865	29,942	14,915	44,857	13,932

Total cost of revenue	65,757	66,467	132,224	73,034	205,258	59,642

Gross profit	48,838	45,319	94,157	42,960	137,117	35,667

Operating expenses:
Research and development	10,605	10,190	20,795	9,162	29,957	8,605
Sales and marketing	27,078	25,824	52,902	26,711	79,613	22,629
General and administrative	12,424	11,506	23,930	12,416	36,346	15,782
Restructuring charges	1,631	70	1,701	4,239	5,940	2,534

Total operating expenses	51,738	47,590	99,328	52,528	151,856	49,550

Income (loss) from operations	(2,900)	(2,271)	(5,171)	(9,568)	(14,739)	(13,883)
Other (income) expense, net:
Interest expense, net	2,579	2,638	5,217	2,968	8,185	3,485
Loss on debt extinguishment	-	39	39	-	39	6,895
Other (income) expenses	(98)	(77)	(175)	(210)	(385)	(382)

Loss before income taxes	(5,381)	(4,871)	(10,252)	(12,326)	(22,578)	(23,881)
Income tax expense (benefit)	(1,262)	228	(1,034)	(2,127)	(3,161)	48

Net loss	$(4,119)	$(5,099)	$(9,218)	$(10,199)	$(19,417)	$(23,929)

Net loss per share
Basic	$(0.12)	$(0.15)	$(0.27)	$(0.29)	(0.56)	$(0.68)
Diluted	$(0.12)	$(0.15)	$(0.27)	$(0.29)	(0.56)	$(0.68)
Weighted average number of common shares
Basic	34,093	34,580	34,338	34,820	34,499	35,263
Diluted	34,093	34,580	34,338	34,820	34,499	35,263

QUANTUM CORPORATION

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018	Three Months Ended March 31, 2019
Revenue
Product revenue	$66,869	$51,622	$118,491	$62,986	$181,477	$63,177
Service revenue	33,564	33,352	66,916	34,097	101,013	33,683
Royalty revenue	7,079	4,938	12,017	4,896	16,913	6,417

Total revenue	107,512	89,912	197,424	101,979	299,403	103,277
Costs and expenses:
Product cost of revenue	45,438	41,319	86,757	45,819	132,576	47,270
Service cost of revenue	15,735	13,066	28,801	13,078	41,879	13,341
Total cost of revenue	61,173	54,385	115,558	58,897	174,455	60,611

Gross profit	46,339	35,527	81,866	43,082	124,948	42,666
Operating expense
Research and development	8,261	7,862	16,123	7,907	24,030	8,083
Sales and marketing	19,125	16,682	35,807	16,990	52,797	16,603
General and administrative	19,391	14,072	33,463	13,481	46,944	18,333
Restructuring charges	3,907	294	4,201	1,227	5,428	142

Total operating expenses	50,684	38,910	89,594	39,605	129,199	43,161
Total costs and expenses	111,857	93,295	205,152	98,502	303,654	103,772

Gain (loss) from operations	(4,345)	(3,383)	(7,728)	3,477	(4,251)	(495)
Other expenses and losses, net:
Interest expense, net	3,935	4,636	8,571	6,238	14,809	6,286
Loss on debt extinguishment	—	12,425	12,425	5,033	17,458	—
Other expenses (income)	(220)	196	(24)	(3,846)	(3,870)	992

Net loss before income taxes	(8,060)	(20,640)	(28,700)	(3,948)	(32,648)	(7,773)
Income tax expense	(575)	977	402	337	739	1,637

Net Loss	$(7,485)	$(21,617)	$(29,103)	$(4,285)	$(33,387)	$(9,410)

Net Loss Per Share
Basic	$(0.21)	$(0.61)	$(0.82)	$(0.12)	$(0.94)	$(0.26)
Diluted	$(0.21)	$(0.61)	$(0.82)	$(0.12)	$(0.94)	$(0.26)
Weighted average number of common shares
Basic	35,444	35,502	35,473	35,552	35,500	35,710
Diluted	35,444	35,502	35,473	35,552	35,500	35,710

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30, 2017 (as Restated)	Six Months Ended September 30, 2017 (as Restated)	Nine Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(4,119)	$(9,218)	$(19,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,313	2,610	3,822
Amortization of debt issuance costs	427	855	1,263
Provision for product and service parts inventories	2,221	4,163	7,073
Stock based compensation	1,613	3,013	4,583
Non-cash loss on debt extinguishment	—	39	121
Non-cash restructuring charges	—	—	598
Pension Expense	393	733	1,075
Bad Debt Expense	11	292	290
Deferred Income Taxes, net	98	(319)	(2,700)
Loss on Asset Disposal	—	2	20
Unrealized Foreign Exchange (Gain) loss	1,679	1,019	963
Change in fair value of warrants	—	—	33
(Gain) loss on investment	35	72	113
Changes in assets and liabilities:
Accounts receivable	4,595	3,065	5,846
Manufacturing inventories	(1,781)	(1,199)	(2,976)
Service parts inventories	(1,195)	(2,384)	(3,426)
Accounts payable	3,650	7,375	16,229
Accrued restructuring charges	641	(297)	1,902
Accrued compensation	(2,964)	(2,267)	(4,720)
Deferred revenue	(2,621)	(5,947)	(8,015)
Other assets and liabilities	(3,227)	(2,913)	552

Net cash provided by (used in) operating activities	769	(1,306)	3,229
Cash flows from investing activities:
Purchases of property and equipment	(178)	(1,151)	(2,060)
Proceeds from sale of assets	65	275	4
Cash distributions from investments	278	278	278

Net cash provided by (used in) investing activities	165	(598)	(1,778)
Cash flows from financing activities:
Borrowings of long-term debt and convertible debt, net	72,077	165,270	290,404
Repayments on debt	(77,175)	(155,766)	(239,109)
Repayment of convertible subordinated debt	—	(6,030)	(62,836)
Payment of taxes due upon vesting of restricted stock	(107)	(1,777)	(1,807)
Proceeds from issuance of common stock, net	1	1,012	1,012

Net cash provided by (used in) financing activities	(5,204)	2,709	(12,336)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	329	336
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,249)	1,134	(10,549)

Cash, cash equivalents and restricted cash at the beginning of period	35,912	35,912	35,912

Cash, cash equivalents and restricted cash at the end of period	$31,663	$37,046	$25,363

Supplemental disclosure of cash flow information
Purchases of property and equipment included in accounts payable	$17	$287	$88
Transfer of inventory to property and equipment	$407	$919	$934
Cash Paid For
Interest	$1,561	$4,515	$7,118
Taxes, net of refund	$508	$914	$1,179

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

Cash and cash equivalents	$8,661	$13,983	$10,309
Restricted cash	3,002	3,063	3,054
Restricted cash, long-term	20,000	20,000	12,000

Total cash, cash equivalents and restricted cash at the end of period	$31,663	$37,046	$25,363

QUANTUM CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months Ended June 30, 2018	Six Months Ended September 30, 2018	Nine Months Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(7,485)	$(29,102)	$(33,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,105	2,129	3,150
Amortization of intangible assets	26	52	78
Amortization of debt issuance costs	171	842	2,211
Provision for product and service parts	3,871	5,859	7,385
Stock based compensation	427	1,718	2,818
Non-cash interest expense, net	632	1,103	1,670
Non-cash loss on debt extinguishment	—	12,425	17,459
Pension expense	287	514	787
Bad debt expense	(895)	(383)	167
Deferred income taxes, net	(376)	603	903
Loss on asset disposal	1	3	31
Unrealized foreign exchange (gain) loss	(238)	(286)	(382)
Change in fair value of warrants	(108)	164	(942)
(Gain) loss on investment	(16)	(43)	(2,861)
Changes in assets and liabilities:
Accounts receivable	15,017	19,434	15,677
Manufacturing inventories	3,170	11,677	16,475
Service parts inventories	(860)	(1,122)	(2,050)
Accounts payable	(11,048)	(17,520)	(24,031)
Accrued warranty
Accrued restructuring charges	(706)	(1,382)	(1,872)
Accrued compensation	(4,564)	(4,415)	(5,542)
Deferred revenue	(4,433)	(11,426)	(15,783)
Other assets and liabilities	8,576	11,826	7,744

Net cash provided by (used in) operating activities	2,554	2,670	(10,295)
Cash flows from investing activities:
Purchases of property and equipment	(695)	(1,331)	(1,755)
Proceeds from sale of assets	—	—	50
Cash distributions from investments	322	41	2,892

Net cash provided by (used in) investing activities	(373)	(1,290)	1,187
Cash flows from financing activities:
Borrowings of long-term debt and convertible debt, net	77,806	164,968	397,088
Repayments on debt	(80,674)	(171,584)	(388,074)
Proceeds from issuance of common stock, net	(6)	(6)	(6)

Net cash provided by (used in) financing activities	(2,874)	(6,622)	9,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(137)	(84)
Net increase (decrease) in cash, cash equivalents and restricted cash	(760)	(5,379)	(184)

Cash, cash equivalents and restricted cash at the beginning of period	17,207	17,207	17,207

Cash, cash equivalents and restricted cash at the end of period	$16,447	$11,828	$17,023

Supplemental disclosure of cash flow information
Purchases of Property and Equipment included in Accounts Payable	$2	$104	$159
Transfer of Inventory to Property and Equipment	$72	$176	$393

Cash Paid For
Interest	$4,399	$9,938	$12,140
Taxes, net of refund	$(58)	$4,458	$64

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

Cash and cash equivalents	$10,227	$5,704	$10,927
Restricted cash	1,220	6,124	1,096
Restricted cash, long-term	5,000	—	5,000

Total cash, cash equivalents and restricted cash at the end of period	$16,447	$11,828	$17,023

Consolidated Financial Statement Adjustments Tables

The following tables present the restatement adjustments to previously issued consolidated financial statements, including the previously reported consolidated balance sheet as of June 30, 2017 and September 30, 2017 and the consolidated statements of operations, comprehensive loss and cash flows for the three month periods ended June 30, 2017 and September 30, 2017 and the six month period ended September 30, 2017.

The categories of restatement adjustments are described below:

(a)

Investigation Related Revenue – As disclosed in Note 2 – Restatement, the Company prematurely recognized product revenue sold to certain distributors, resellers and end-user customers. The associated product cost of revenue for each product revenue sales order was also recognized in the incorrect period. Additionally, for all transactions where product revenue was recognized prematurely, a reclassification is recorded at sell-in to reflect the movement of inventory at Quantum’s warehouse to inventory at its distributor’s warehouse. For the transactions where revenue was recognized prematurely, the Company restated the consolidated financial statements to reflect the revenue in the period in which the criteria for revenue recognition under U.S. GAAP have been satisfied. For revenue transactions where the criteria for revenue recognition under U.S. GAAP have not yet been satisfied, we deferred revenue recognition until all criteria are satisfied.

(b)

Service Revenue Amortization Convention – The Company inappropriately recognized service revenue on a monthly convention at the beginning of the initial month of service regardless of the service period start date resulting in an acceleration of revenue recognition. Additionally, certain annual service contracts were inappropriately recognized over a 13-month period resulting in a deceleration of revenue recognition.

(c)

Cash Consideration Paid to Customers – The Company inappropriately recorded cash consideration paid to customers as expenses rather than as a reduction of revenue as such payments did not meet the identifiable benefit criteria within the Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“Topic 605”) guidance. We have reclassified these expenses from sales and marketing expense to product revenue.

(d)

Accrued Warranty – The Company reviewed its warranty accrual methodology and determined that previous estimates did not appropriately reflect the Company’s historical experience. The Company changed its method in calculating the warranty accrual and applied the adjustments retroactively.

(e)

Commissions Accrual – Relating to misstatement (a), when the Company prematurely recognized revenue, the associated commission expense was also prematurely recognized. The Company restated commission expense to match the timing of associated revenue recognition

(f)

Short Term Disability Plan – The Company inappropriately accounted for its employee funded disability plan and did not reflect employee contributions within restricted cash and did not recognize the obligation to fund disability claims as incurred.

(g)	Third Party Maintenance Contracts – The Company changed its method to appropriately accounting for capitalized third party maintenance contracts.

(h)

Debt Issuance Costs – The Company reclassified capitalized debt issuance costs on its revolver loan from long term debt to a current asset. There was no cumulative impact to pre-tax earnings for the fiscal year ended March 31, 2017.

(i)

Restructuring – The Company did not properly calculate expenses related to its restructuring activities, including failure to apply appropriate discount rates and omitting certain facilities in calculating the restructuring liabilities.

(j)

Performance Based Stock Units – The Company previously accrued stock-based compensation expense on performance based stock units (“PSUs”) assuming the shares would be earned. The Company determined the likelihood of meeting the required conditions at the time was remote and therefore should not have recognized stock-based compensation expense for the related PSUs.

(k)

Debt – The Company incorrectly accounted for multiple amendments to the term loan and revolving credit agreements described in Note 5: Long-Term Debt, resulting in errors in the treatment of debt extinguishment and issuance costs.

(I)	Certain activities in the statement of cash flows and consolidated balance sheets have been reclassified to conform with current fiscal year’s presentation.

(m)

Australian Deferred Tax Assets and Valuation Allowance – The Company failed to record deferred tax assets for certain book-tax differences at an Australian affiliate and to further establish a valuation allowance against certain of the tax assets.

(n)

Deferred Tax Liability Related to Unrealized Swiss Currency Gains – The Company misclassified and under accrued Swiss income tax on unrealized currency gains attributable to a dollar-denominated intercompany note receivable.

(o)

Reserves for Uncertain Tax Positions on Transfer Pricing – The Company did not accrue a reserve for foreign taxes payable due to uncertain tax positions relating to its transfer pricing for services and interest income on intercompany notes and payables.

(p)

Valuation Allowance for State Net Operating Losses – The Company failed to analyze all evidence, both positive and negative, when considering the future realization of its Texas state net operating loss carryforward and inappropriately established a 100% valuation allowance against the related deferred tax asset. The Company reevaluated the evidence and partially removed this valuation allowance.

(q)

Tax Accounting – The Company recalculated its income tax expense on an annual and quarterly basis to account for certain errors in the previous calculations of its federal income tax receivable and state income tax payable. Restatements impacting book income and various asset and liability accounts had no net effect on deferred taxes or tax expense due to the Company’s position of losses and a full valuation allowance.

(r)

Other Adjustments – There are other restatement matters otherwise not described in items (a) through (m) of this Note. The related adjustments are individually insignificant in the fiscal year ended March 31, 2017 but in aggregate are material to the consolidated financial statements. These misstatements include:

•	Unrecognized gain (loss) of cumulative translation adjustments upon the liquidation of certain foreign entities

•	Unrecognized asset retirement obligations

•	Incorrect accounting for a cost method investment

•	Accruals recorded in the incorrect accounting period

QUANTUM CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30, 2017
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenue
Product Revenue	$71,618	$(2,135)	a, c	$69,483
Service Revenue	35,246	(129)	b	35,117
Royalty revenue	9,995	—		9,995

Total Revenue	116,859	(2,264)		114,595
Costs and expenses:
Product cost of revenue	50,949	(269)	a	50,680
Service cost of revenue	15,090	(13)	d	15,077

Total cost of revenue	66,039	(282)		65,757

Gross profit	50,820	(1,982)		48,838
Operating expense
Research and development	10,605	—		10,605
Sales and marketing	27,824	(746)	c, e	27,078
General and administrative	12,509	(85)	r	12,424
Restructuring charges	2,335	(704)	i	1,631

Total operating expenses	53,273	(1,535)		51,738

Loss from operations	(2,453)	(447)		(2,900)
Other expenses and losses, net:
Interest (income) expense	2,558	21	r	2,579
Other income	(98)	—		(98)
Loss before income taxes	(4,913)	(468)		(5,381)
Income tax benefit	(1,240)	(22)	m, o-q	(1,262)

Net loss	$(3,673)	$(446)		$(4,119)

Loss per share:
Basic	$(0.11)			$(0.12)
Diluted	$(0.11)			$(0.12)
Weighted average common shares outstanding - basic	34,093			34,093
Weighted average common shares outstanding - diluted	34,093			34,093

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	June 30, 2017
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,661	$—		$8,661
Accounts receivable, net of allowance for doubtful accounts of $5,145 as of	109,418	(11,910)	a	97,508
June 30, 2017	—			—
Manufacturing inventories	27,821	8,865	a	36,686
Service part inventories	19,788	—		19,788
Other current assets	10,005	(245)	g, q	9,760
Restricted cash	1,891	1,111	f	3,002

Total current assets	177,584	(2,179)		175,405
Property and equipment, less accumulated depreciation	10,455	(318)	r	10,137
Intangible assets, less accumulated amortization	240	—		240
Restricted cash, long-term	20,000	—		20,000
Other long term assets	4,753	1,552	h, m, p, r	6,305

Total Assets	$213,032	$(945)		$212,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities
Accounts payable	$45,007	$(513)	g	$44,494
Accrued warranty	3,161	(3,161)	l	—
Deferred revenue, current	79,996	10,460	a, b	90,456
Accrued restructuring charges, current	2,249	629	i	2,878
Convertible subordinated debt, current	62,926	—		62,926
Accrued compensation	22,186	(968)	e, f	21,218
Other accrued liabilities	13,309	4,035	a, d, l, n, q, r	17,344

Total current liabilities	228,834	10,482		239,316
Deferred revenue, long-term	36,697	1,452	b	38,149
Accrued restructuring charges, long-term	544	3,501	i	4,045
Long-term debt, net of current portion	60,219	1,515	h	61,734
Other long-term liabilities	4,736	5,666	n, p, q	10,402

Total liabilities	331,030	22,616		353,646

Commitment and contingencies (Note 11)
Stockholders’ deficit
Preferred stock:
Preferred stock 20,000 shares authorized; no shares issued as of June 30, 2017	—	—		—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,101	341	—		341
shares issued and outstanding at June 30, 2017
Additional paid-in capital	475,357	—		475,357
Accumulated deficit	(596,969)	(18,961)	a-b, d-e, m, o-q, r	(615,930)
Accumulated other comprehensive income	3,273	(4,600)	n, r	(1,327)

Total Stockholders’ deficit	(117,998)	(23,561)		(141,559)

Total liabilities and stockholders’ deficit	$213,032	$(945)		$212,087

QUANTUM CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenue:
Product revenue	$63,606	$3,990	a, c	$67,596
Service revenue	34,165	745	b	34,910
Royalty revenue	9,280	—		9,280

Total revenue	107,051	4,735		111,786

Costs and expenses:
Product cost of revenue	48,561	3,041	a	51,602
Service cost of revenue	14,717	148	d	14,865
Total cost of revenue	63,278	3,189		66,467

Gross profit	43,773	1,546		45,319

Operating expense
Research and development	10,190	—		10,190
Sales and marketing	26,179	(355)	c, e	25,824
General and administrative	12,158	(652)	j, r	11,506
Restructuring charges	31	39	i	70

Total operating expenses	48,558	(968)		47,590

Total costs and expenses	111,836	2,221		114,057

Income (loss) from operations	(4,785)	2,514		(2,271)
Other (income) expenses:
Interest expense, net	2,617	21	r	2,638
Loss on debt extinguishment	39	—		39
Other income	(77)	—		(77)

Net income loss before income taxes	(7,364)	2,493		(4,871)

Income tax expense (benefit)	499	(271)	m, o-q	228

Net income (loss)	$(7,863)	$2,764		$(5,099)

Loss per share:
Basic	$(0.23)			$(0.15)
Diluted	$(0.23)			$(0.15)
Weighted average common shares outstanding - basic	34,580			34,580
Weighted average common shares outstanding - diluted	34,580			34,580

QUANTUM CORPORATION

Consolidated Statement of Operations

(in thousands, except per share amounts)

	Six Months Ended September 30, 2017
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenue
Product revenue	$135,224	$1,855	a, c	$137,079
Service revenue	69,410	617	b	70,027
Royalty revenue	19,275	—		19,275

Total Revenue	223,909	2,472		226,381
Costs and expenses:
Product cost of revenue	99,510	2,772	a	102,282
Service cost of revenue	29,807	135	d	29,942

Total cost of revenue	129,317	2,907		132,224

Gross profit	94,592	(435)		94,157
Operating expense
Research and development	20,795	—		20,795
Sales and marketing	54,003	(1,101)	c, e	52,902
General and administrative	24,667	(737)	j, r	23,930
Restructuring charges	2,366	(665)	i	1,701
Goodwill impairment	—	—		—

Total operating expenses	101,831	(2,503)		99,328

Loss from operations	(7,239)	2,068		(5,171)
Other (income) expense, net:
Interest expense, net	5,175	42	r	5,217
(Gain) loss on debt extinguishment	39	—		39
Other expenses (income)	(175)	—		(175)

Net loss before income taxes	(12,278)	2,026		(10,252)
Income tax benefit	(741)	(293)	m, o-q	(1,034)

Net income (net loss)	$(11,537)	$2,319		$(9,218)

Net loss per share:
Basic	$(0.34)			$(0.27)
Diluted	$(0.34)			$(0.27)
Weighted average common shares outstanding - basic	34,338			34,338
Weighted average common shares outstanding - diluted	34,338			34,338

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	September 30, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$9,504	$4,479	k	$13,983
Accounts receivable, net of allowance for doubtful accounts of $6,214 as of	105,771	(6,545)	a	99,226
September 30, 2017	—			—
Manufacturing inventories	29,119	5,593	a	34,712
Service part inventories	19,915	—		19,915
Other current assets	8,795	786	g, q	9,581
Restricted cash	1,969	1,094	f	3,063

Total current assets	175,073	5,407		180,480
Property and equipment, less accumulated depreciation	10,745	(325)	r	10,420
Intangible assets, less accumulated amortization	204	—		204
Restricted cash, long-term	20,000	—		20,000
Other long term assets	5,127	1,419	h, m, p, r	6,546
Goodwill	—	—		—

Total Assets	$211,149	$6,501		$217,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$48,488	—		$48,488
Accrued warranty	2,950	(2,950)	l	—
Deferred revenue, current	77,090	11,415	a, b	88,505
Accrued restructuring charges, current	1,743	627	i	2,370
Long-term debt current portion	—	—		—
Convertible subordinated debt, current	57,034	—		57,034
Accrued compensation	23,179	(924)	e, f	22,255
Other accrued liabilities	12,927	3,634	a, d, l, n, q, r	16,561

Total current liabilities	223,411	11,802		235,213
Deferred revenue, long-term	35,906	868	b	36,774
Accrued restructuring charges, long-term	423	3,192	i	3,615
Long-term debt, net of current portion	70,631	5,860	h, m	76,491
Convertible subordinated debt, long-term	—	—		—
Other long-term liabilities	5,112	5,924	n, p, q	11,036

Total liabilities	335,483	27,646		363,129
Commitment and contingencies (Note 11)
Stockholders’ deficit
Preferred stock:
Preferred stock 20,000 shares authorized; no shares issued as of September 30, 2017	—	—		—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 34,663 shares issued and outstanding at September 30, 2017	347	—		347
Additional paid-in capital	476,409	(316)	j	476,093
Accumulated deficit	(604,832)	(20,481)	a-b, d-e, m, o-q, r	(625,313)
Accumulated other comprehensive income (expense)	3,742	(4,633)	n, r	(891)

Total Stockholders’ deficit	(124,334)	21,145		145,479

Total liabilities and stockholders’ deficit	$211,149	$6,501		$217,650

QUANTUM CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(in thousands)

	For the Three Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net loss	$(3,674)	$(444)	a, b, e, f, g-i, m, n, p, q	$(4,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,268	45	l, r	1,313
Amortization of debt issuance costs	427	—		427
Provision for product and service inventories	1,257	964	l	2,221
Tax benefit from settlement	(1,656)	1,656	l	—
Stock based compensation expense	1,613	—		1,613
Non-cash interest expense	277	(277)	l	—
Bad debt expense	—	11	l	11
Deferred income taxes, net	120	(22)	m, l, o-q	98
Unrealized foreign exchange (gain)/loss	—	1,679	l	1,679
(Gain)/loss on investments	—	35	o	35
Changes in assets and liabilities:
Accounts receivable	6,638	(2,042)	a, l	4,596
Manufacturing inventories	(709)	(1,072)	a, l	(1,781)
Service parts inventories	(1,034)	(161)	l	(1,195)
Accounts payable	3,318	332	g, l	3,650
Accrued warranty	(102)	102	l	—
Accrued restructuring charges	1,444	(803)	e, f, l	641
Accrued compensation	(2,047)	(525)	i, l	(2,572)
Deferred revenue	(5,633)	3,012	a, b, l	(2,621)
Other assets and liabilities	(489)	(2,739)	a, d, g, h, l, n, m, p, q,	(3,227)

Net cash provided by operating activities	1,018	(249)		769
Cash flows from investing activities:
Purchases of property and equipment	(123)	(55)	l	(178)
Proceeds from sale of assets	—	65	l	65
Cash distributions from investments	278	—		278

Net cash provided by investing activities	155	10		165
Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	71,800	277	h, l	72,077
Repayments on long-term debt	(77,175)	—		(77,175)
Payment of tax withholding due upon vesting of restricted stock	(111)	4	l	(107)
Proceeds from issuance of common stock, net	5	(4)	l	1

Net cash used in financing activities	(5,481)	277		(5,204)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13	8	l	21

Net decrease in cash, cash equivalents and restricted cash	(4,297)	48		(4,249)
Cash, cash equivalents and restricted cash at the beginning of period	36,658	(746)		35,912
Cash, cash equivalents and restricted cash at the end of period	$32,361	$(698)		$31,663

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$78	$(61)	l	$17
Transfer of inventory to property and equipment	$—	$407	l	$407
Cash Paid For:
Interest	$—	$1,561	l	$1,561
Taxes, net of refunds	$—	$508	l	$508

QUANTUM CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017

(in thousands)

	For the Six Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net loss	$(11,537)	$2,321	a, b, e, f, g-i, l, m, n, p, q	$(9,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,525	85	l, r	2,610
Amortization of debt issuance costs	855	—		855
Provision for product and services inventories	2,319	1,844	l	4,163
Tax benefit from settlement	(1,656)	1,656	l	—
Stock based compensation expense	3,330	(317)	j	3,013
Non-cash interest expense	621	(621)	l	—
Non-cash loss on debt extinguishment	9	30	l	39
Bad debt expense	—	292	l	292
Deferred income taxes, net	144	(463)	m, l, o-q	(319)
Loss on disposal of property and equipment	—	2	l	2
Unrealized foreign exchange (gain) loss	—	1,019	l	1,019
Loss on investments	—	72	l	72
Changes in assets and liabilities:
Accounts receivable	10,284	(7,219)	a, l	3,065
Manufacturing inventories	(1,752)	553	a, l	(1,199)
Service parts inventories	(2,737)	353	l	(2,384)
Accounts payable	6,537	838	g, l	7,375
Accrued warranty	(313)	313	l	—
Accrued restructuring charges	817	(1,114)	e, f, l	(297)
Accrued compensation	(1,236)	(298)	i, l	(1,534)
Deferred revenue	(9,329)	3,382	a, b, l	(5,947)
Other assets and liabilities	815	(3,730)	a, d, g, h, l, n, m, p, q,	(2,913)

Net cash used in operating activities	(304)	(1,002)		(1,306)

Cash flows from investing activities:
Purchases of property and equipment	(1,156)	5	l	(1,151)
Proceeds from sale of assets	—	275	l	275
Cash distributions from investments	278	—		278

Net cash provided by (used in) investing activities	(878)	280		(598)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	164,650	620	k	165,270
Repayments on long-term debt	(160,245)	4,479	k	(155,766)
Repayment of convertible subordinated debt	(6,000)	(30)	l	(6,030)
Payment of tax withholding due upon vesting of restricted stock	(1,775)	(2)	l	(1,777)
Proceeds from issuance of common stock, net	1,010	2	l	1,012

Net cash provided by (used in) financing activities	(2,360)	5,069		2,709

Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	247	l	329

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,454)	4,588		1,134
Cash, cash equivalents and restricted cash at the beginning of period	36,658	(746)		35,912

Cash, cash equivalents and restricted cash at the end of period	$33,204	$3,842		$37,046

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$335	$—	l	$287
Transfer of inventory to property and equipment	—	919	l	919

Cash Paid For:
Interest	$—	$4,515	l	$4,515
Taxes, net of refunds	—	914	l	914

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As described in more detail in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018, upon the substantial completion of the internal investigation by a special committee of the Board of Directors of Quantum Corporation (the “Board”) and upon the recommendation of the Audit Committee of the Board, after consultation with management, the Board concluded that the Company’s previously issued consolidated financial statements for fiscal years ended March 31, 2015, March 31, 2016 and March 31, 2017 and consolidated financial statements for quarters and the year-to-date periods ended June 30, 2015, September 30, 2015, December 31, 2015, June 30, 2016, September 30, 2016, December 31, 2016, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should no longer be relied upon as a result of material misstatements and need to be restated. The Board also determined that the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting and disclosure controls and procedures, should no longer be relied upon.

a)	Previous independent registered public accounting firm

On January 21, 2019, Quantum Corporation’s (the “Company”) dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee of the Board (the “Audit Committee”) and by the Board.

PwC has not issued a report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2018. PwC’s audit report on the Company’s consolidated financial statements for the three fiscal years ended March 31, 2017, as previously filed, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, as noted above, the Company’s financial statements for the fiscal years ended March 31, 2017, 2016, and 2015, including the related auditor’s report, should no longer be relied upon. Additionally, the auditor’s report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, should no longer be relied upon.

During the Company’s fiscal years ended March 31, 2018 and March 31, 2017, and the subsequent interim period through January 21, 2019, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements.

During the Company’s fiscal years ended March 31, 2018 and March 31, 2017, and the subsequent interim period through January 21, 2019, there were no reportable events (as defined by S-K 304(a)(1)(v)), except that:

•

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018, the Board concluded that the Company’s previously issued financial statements for the Non-Reliance Periods should no longer be relied upon as a result of material misstatements and need to be restated. At the time of PwC’s dismissal, the Company’s financial statements for the fiscal years ended March 31, 2017, 2016, and 2015 had not yet been refiled or reissued.

•

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018, as a result of the Company’s conclusions about the Non-Reliance Periods and the substantial completion of the internal investigation, PwC informed the Company that the scope of their audit and reviews for the Non-Reliance Periods would have to be expanded. At the time of PwC’s dismissal, these audit and review procedures had not been completed.

•

At the time of PWC’s dismissal, the Company expected to report one or more material weaknesses in internal control over financial reporting and to report that its internal control over financial reporting and its disclosure controls and procedures were not effective during the Non-Reliance Periods. At the time of PwC’s dismissal, the Company and PwC had not concluded on the number or nature of the material weaknesses related to the Company’s internal control over financial reporting.

•

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018, the Company indicated that substantial doubt existed about its ability to continue as a going concern. At the time of

PwC’s dismissal, it had not completed its procedures related to its assessment of the Company’s ability to continue as a going concern. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018, the Company refinanced its debt obligations and line of credit, which alleviated the substantial doubt about its ability to continue as a going concern.

b)	New independent registered public accounting firm

On January 21, 2019, the Company engaged Armanino LLP (“Armanino”) as its independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 and to review all other periods as necessary.

During the Company’s fiscal years ended March 31, 2018 and 2017 and the subsequent interim period through January 21, 2019, neither the Company nor anyone on its behalf consulted with Armanino with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written or oral advice of Armanino was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1) (iv) of Regulation S-K (“Regulation S-K”) under the Securities Act of 1933, as amended, and the related instructions related thereto), or any “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has brought the reportable events referred to under a) above to the attention of Armanino and requested that they be evaluated by Armanino.

The dismissal and appointment reflect the Audit Committee’s and the Board’s belief that this approach is in the best interest of the Company and its shareholders and was the most effective way to complete the restatement of the relevant financial statements within the Non-Reliance Periods and the audits or reviews of the consolidated financial statement of the three fiscal years ended March 31, 2019 in the most timely, efficient and cost-effective manner.

As part of the dismissal of PwC, the Company provided PwC and Armanino with a copy of the disclosures it made in its Current Report on Form 8-K filed with the SEC on September 14, 2018 and requested that PwC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made therein. A copy of PwC’s letter, dated January 25, 2019, is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(i)	Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note and in Note 2: Restatement in the Notes to the consolidated financial statements, both included in this Annual Report on Form 10-K, in February 2018, the Audit Committee (“Audit Committee”) of our Board of Directors (“Board”), and subsequently a special committee of the Board (the “Special Committee”) consisting of two members of the Audit Committee, began conducting an internal investigation, with the assistance of independent accounting and legal advisors, into matters related to the Company’s accounting practices and internal control over financial reporting related to revenue recognition for transactions occurring between January 1, 2016 and March 31, 2018. Upon the recommendation of the Audit Committee and as a result of the investigation by the Special Committee and after consultation with our management, on September 14, 2018, the Board concluded that the Company’s previously issued consolidated financial statements and other financial data for the fiscal years ended March 31, 2015, March 31, 2016 and March 31, 2017 contained in its Annual Reports on Form 10-K, and its condensed consolidated financial statements for each of the quarterly and year-to-date periods ended June 30, 2015, September 30, 2015, December 31, 2015, June 30, 2016, September 30, 2016, December 31, 2016, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should not be relied upon and required restatement (the “Restatement”). The Board also determined that the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting and disclosure controls and procedures, should not be relied upon.

(ii)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company “that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.” Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of March 31, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2019 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes, based on a number of factors, including, but not limited to, (a) the substantial completion of the investigation by the Special Committee and the substantial resources expended by the Company (including the use of external independent accounting and legal advisors) in response to the findings of the Special Committee, (b) our internal review that identified certain accounting errors, leading to the adjustment of our previously issued financial statements, and (c) commencement of certain remediation actions, as discussed further below, the consolidated financial statements and unaudited interim financial information, as included in this Annual Report on Form 10-K, fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

Our independent external auditors have issued an unqualified opinion on our consolidated balance sheets as of March 31, 2019 and March 31, 2018 and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ deficit for each of the three fiscal years in the period ended March 31, 2019 and the related notes.

(iii)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations, our internal controls that govern financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Our management has assessed the effectiveness of our internal controls over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that due to material weaknesses in our internal controls over financial reporting as described below, our internal controls over financial reporting was not effective as of March 31, 2019.

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well documented and communicated policies and code of ethics, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls, effective governance and ethical behavior.

We did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

•

Under the then-existing senior management, we had an inconsistent and sometimes inappropriate tone at the top during the period covered by the restatement and as a consequence sometimes did not adhere to U.S. GAAP and our accounting policies and procedures;

•	We did not design and maintain an effective control environment for certain accounting estimates;

•

We did not have sufficient personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements to ensure proper selection and application of U.S. GAAP in certain circumstances;

•	We did not establish clear reporting structures, reporting lines, and decisional authority responsibilities in the organization.

Financial Reporting Process

We did not effectively design controls in response to the risks of material misstatement. This control deficiency contributed to the following additional material weakness:

•

We did not design effective controls over certain business processes including our period-end financial reporting process. This included the identification and execution of controls over revenue recognition and the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of revenue recognition and certain other account balances at period end.

One or more of these material weaknesses contributed to the restatement of our consolidated financial statements, including misstatements related to revenue prematurely recognized from certain sales to certain distributors as well as other errors described in the Explanatory Note and Note 2, Restatement, to the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

(iv)	Remediation Plan and Status

We have identified and implemented actions to improve the effectiveness of our internal controls over financial reporting and disclosure controls and procedures. We intend to continue these remediation activities, including ongoing efforts to enhance our resources and train our employees on financial reporting and disclosure responsibilities, and the periodic review of such actions with the Audit Committee.

During fiscal 2018 and 2019, we have hired personnel with the appropriate experience, certification, education, and training for all key positions in the financial reporting and accounting function and in some cases have created new positions. Additionally, the employees involved in the accounting and financial reporting functions in which misstatements were identified have left the Company.

In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may take additional measures to address control deficiencies or modify the remediation efforts described in this section. While the Audit Committee and senior management are closely monitoring the changes and improvements to our system of internal controls, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.

Control Environment

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with U.S. GAAP and regulatory requirements. We also have taken steps to create a proper tone through changes in our personnel and policies, which include updates made to our code of business conduct and ethics.

In June 2018 we hired a new Chief Financial Officer and in July 2018 we hired a new Chief Executive Officer. In addition, we have hired the following additional key employees into the following positions, and in some cases, created new positions to reflect our commitment to addressing our material weaknesses:

•	Chief Accounting Officer (new position)

•	Chief Legal Counsel (interim)

•	Chief Information Officer

•	Chief Revenue Officer (new position)

•	VP Global Operations and Supply Chain

In addition to these management changes, in order to ensure that we have a sufficient complement of personnel with an appropriate level of knowledge, experience and training with our financial reporting requirements, during 2018 and 2019 we have hired personnel for key positions in the financial reporting and accounting function and in some cases have created new positions, including:

•	Corporate Controller

•	Assistant Corporate Controller (new position)

•	Senior Director of Internal Audit

•	Director of Tax

•	Senior Manager of Revenue Accounting (new position)

•	Manager of Revenue Accounting (new position)

•	Manager – General Ledger and Consolidations (new position)

In consideration of these staffing increases, the finance department was reorganized to maximize reporting efficiency and increase focus on material weakness areas.

To assist in the restatement, we augmented our personnel with qualified external consultants which we will continue to utilize as necessary.

Financial Reporting Process

We are improving mechanisms to identify, evaluate and monitor risks to financial reporting throughout the organization. We are updating our global risk assessment process, evaluation, and mitigation strategies. In addition, we have updated our internal audit plan to include internal audit monitoring activities responsive to the issues identified in the independent investigation and review of our financial records. In addition, we have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee and strengthened our sub-certification and external reporting processes associated with the review and approval of the content of our SEC filings and other public disclosures.

We have designed and where appropriate enhanced controls over the preparation, analysis and review of revenue recognition and significant account reconciliations. In addition, we have reinforced existing policies and procedures and enacted policy and procedures changes, where necessary, to better define requirements for effective and timely reconciliations of balance sheet and significant accounts, including independent review.

(v)	Changes in Internal Control over Financial Reporting

Other than the changes described above in “(iv) Remediation Plan and Status”, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND COMMITTEES

Over the past two fiscal years, the Board has been fundamental in establishing and managing a new set of strategies to transform our direction including (i) working with an external consulting firm to identify cost savings opportunities, (ii) launching an executive search firm, Korn/Ferry International to assist in the recruitment and appointment of new independent directors and to attract new leadership talent specifically for the selection of a President & Chief Executive Officer, (iii) partnering with management to successfully complete internal and external audits through the Company’s restatement process, (iv) oversee on-going efforts to file late reports to get back in compliance with the Securities and Exchange Commission (the “SEC”), (v) reviewing and approving the CEO’s objectives; (vi) approving acquisitions, divestitures and other significant corporate actions; (vii) advising the CEO on the performance of senior management, and significant organizational changes, including succession planning; and (viii) approving the annual operating financial plan.

Throughout this time, we experienced changes in our directors starting in fiscal 2018. The following summary identifies the directors who served on our Board during the past two completed fiscal years beginning with fiscal 2019 (our most recent completed fiscal year), the committees they served on, the methodology used when assessing director compensation, and the decisions made to help build a strategic Board that contributes to long-term shareholder value.

The names of our directors and certain information about them as of August 6, 2019, are set forth below. There are no family relationships between any directors or executive officers of the Company.

Name of Director	Age	Director Since		Principal Occupation
John A. Fichthorn(2)	46	2019	(4)	Head of Alternative Investments for B. Riley Capital Management, LLC
James J. Lerner	49	2018		President & Chief Executive Officer of Quantum
Clifford Press(1)(3)	65	2016		Managing Member, Oliver Press Partners, LLC
Raghavendra Rau(1)	70	2017		Management Consultant
Marc E. Rothman(1)(2)	54	2017		Executive Vice President and Chief Financial Officer, VeriFone Inc.
Eric B. Singer(2)(3)	45	2017		Founder and Managing Member of VIEX Capital Advisors, LLC

(1)	Member of the Audit Committee.

(2)	Member of the Leadership and Compensation Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Mr. Fichthorn was appointed to the Board on April 4, 2019, the start of the Company’s fiscal 2020.

Directors

Mr. John A. Fichthorn, 46, has served since April 2017 as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment advisor and wholly-owned subsidiary of B. Riley Financial, Inc. (“B. Riley”). Prior to joining B. Riley, Mr. Fichthorn was a Co-Founder of Dialectic Capital Management, LLC, an investment management firm, and has been a portfolio manager of the firm since 2003. Mr. Fichthorn served as a Director of California Micro Devices from September 2009 until its sale in February 2010. From 2000 to 2003, Mr. Fichthorn was employed by Maverick Capital, most recently as Managing Director of the technology group. From 1999 to 2000, Mr. Fichthorn was an analyst at Alliance Capital working across multiple hedge fund products and as a member of the technology team. From 1997 to 1999, Mr. Fichthorn was an Analyst at Quilcap Corporation, a hedge fund where he covered all sectors, with a focus on technology. From 1995 to 1997, Mr. Fichthorn worked at Ganek & Orwicz Partners where his responsibilities included small cap research, international closed-end fund arbitrage and operations. Mr. Fichthorn has served on the board of directors of Health Insurance Innovations, Inc., a publicly traded health insurance and technology platform company, since December 2017, and theMaven, a publicly traded online media company, since September 2018, where he also serves as chairman of the board. Mr. Fichthorn has significant experience in accounting and financial matters, the unique perspective of representing the interests of a major stockholder, and experience serving on other public company boards.

Mr. James J. Lerner, 49, was appointed as President and CEO of the Company, effective July 1, 2018. He also serves as the Chairman of the Company’s Board of Directors. Mr. Lerner has previously served as Vice President and Chief Operating Officer at Pivot3 Inc. from March 2017 to June 2018, and Chief Revenue Officer from November 2016 to March 2017. Prior to Pivot3, from March 2014 to August 2015, Mr. Lerner served as President of Cloud Systems and Solutions at Seagate Technology Public Limited Company. Prior to Seagate, Mr. Lerner served in various executive roles at Cisco Systems, Inc., including most recently as Senior Vice President and General Manager of the Cloud & Systems Management Technology Group. Before beginning his career as a technology company executive, Mr. Lerner was a Senior Consultant at Andersen Consulting. Mr. Lerner earned a Bachelor of Arts in Quantitative Economics and Decision Sciences from U.C. San Diego. We believe Mr. Lerner’s extensive experience in our industry combined with his executive-level experience at large, well-established companies contributes significantly to our Board.

Mr. Clifford Press, 65, has served as a member of our Board since April 2016. Mr. Press has been a Managing Member of OPP, LLC, and its predecessor firm, Oliver Press Partners, LLC, an investment advisory firm, since March 2005. He is currently a Director of Acacia Research Corporation (NYSE: ACTG) a patent licensing firm. From October 2016 to June 2018, Mr. Press served as a Director of Stewart Information Services Corporation (NYSE: STC) a provider of title insurance and related real estate services. He previously served on the Board of Directors of numerous public and private companies in title insurance and real estate services, workers’ compensation insurance, digital currency services, and laser-based photonics. He received his undergraduate degree from Oxford University in England and in 1983 received an MBA from the Harvard Business School. We believe Mr. Press’ prior executive and board-level experience and his perspective as a stockholder enables him to contribute significantly to our Board.

Mr. Raghavendra Rau, 70, has served as a member of our Board since March 2017 currently serves as a member of the Board of Directors and Vice Chairman of TiVo Corporation, a creator of personalized and data-driven ways for viewers to discover the right entertainment and for providers to discover the right audiences, a position he has held since May 2015. He also served as Interim President and CEO of Tivo from July 5, 2018 to May 30, 2019. From November 2011 until October 2014, Mr. Rau served as the Chief Executive Officer of SeaChange International Inc., a provider of digital video systems, software and related services to cable, telecommunications and broadcast television companies worldwide, where he also served as a director from July 2010 until October 2014 and as a member of the Compensation Committee. From November 2010 until December 2014, Mr. Rau served as a director of Aviat Networks, Inc., a global supplier of microwave networking solutions, backed by an extensive suite of professional services and support, where he also served as a member of the Audit Committee. Mr. Rau also previously served as a director of Microtune, Inc., a global leader in RF integrated circuits and subsystem modules, from May 2010 until its acquisition by Zoran Corporation in December 2010, where he also served as a member of the Audit Committee. Mr. Rau served as Senior Vice President of the Mobile TV Solutions Business of Motorola, Inc. from May 2007 until January 2008, and as Senior Vice President of Strategy and Business Development, Networks & Enterprise of Motorola from March 2006 to May 2007. Mr. Rau served as Corporate Vice President of Global Marketing and Strategy for Motorola from 2005 to 2006, and as Corporate Vice President, Marketing and Professional Services, from 2001 to 2005. From October 1992 to 2001, Mr. Rau served in various positions within Motorola, including as Vice President of Strategic Business Planning and Vice President of Sales and Operations and held positions in Asia and Europe. Mr. Rau is a former Chairman of the QuEST Forum, a collaboration of service providers and suppliers dedicated to telecom supply chain quality and performance, and was a director of the Center for Telecom Management at the University of Southern California. Mr. Rau also served on the Marketing Advisory Board of Cleversafe Inc. which was acquired by IBM. Mr. Rau holds a Bachelor’s degree in Engineering from the National Institute of Technology (India) and an MBA from the Indian Institute of Management. Mr. Rau joined the Board on March 31, 2017. He serves as a member of the Audit Committee and the Leadership and Compensation Committee. We believe that Mr. Rau possesses specific attributes that qualify him to serve as a member of the Board, including his executive and board experience.

Mr. Marc E. Rothman, 54, has served as a member of our Board since May 2017. He is currently Executive Vice President and Chief Financial Officer at VeriFone Systems Inc., which designs, markets and services electronic payment systems for consumers, merchants and financial institutions, a position he has held since February 2013. Before joining VeriFone, Mr. Rothman served as Senior Vice President and Chief Financial Officer of Motorola Mobility Inc. from 2010 to 2012, and also played a central role in Motorola Mobility’s spinoff from its former parent company, Motorola Inc., as well as its sale to Google in 2012. Mr. Rothman also served in a number of executive finance positions at Motorola throughout his tenure, beginning in January 2000, including its Chief Financial Officer of its Broadband Communications, Public Safety, Networks and Enterprise and Mobile Devices global business segments, as well as Motorola’s Senior Vice President, Corporate Controller and Chief Accounting Officer. From 1995 to 2000, Mr. Rothman served in a number of leadership finance roles at General Instrument, which developed integrated and interactive broadband access solutions, including its Vice President and Corporate Controller. Prior to that, Mr. Rothman was employed eight years at Deloitte & Touche, Audit Advisory Services. He graduated with a Bachelor’s degree in Business from Stockton University (formerly Richard Stockton College) with Distinction, and is a Certified Public Accountant in California (inactive). We believe that Mr. Rothman possesses specific attributes that qualify him to serve as a member of the Board, including his executive experience and his deep financial expertise, including corporate finance, accounting, restructuring, mergers and acquisitions and capital markets.

Mr. Eric B. Singer, 45, has served as a member of our Board since November 2017. Mr. Singer has served as the managing member of each of VIEX GP and VIEX Capital since May 2014. He served as chairman of the board of RhythmOne PLC from February 2018 (after its acquisition of YuMe, Inc. (NYSE: YUME), a provider of brand video advertising software and audience data) until the sale of RhythmOne in April 2019. Mr. Singer was a director of YuMe, Inc. from June 2016 to February 2018, including as chairman of its board since November 2016. Mr. Singer served on the board of Support.com (Nasdaq:SPRT), a leading provider of tech support and turnkey support center services, from June 2016 to March 2019. From March 2012 until September 2014, Mr. Singer served as co-managing member of Potomac Capital Management III, L.L.C., the general partner of Potomac Capital Partners III, L.P. (“PCP III”), and Potomac Capital Management II, L.L.C., the general partner of Potomac Capital Partners II, L.P. (“PCP II”) and served as an advisor to Potomac Capital Management, L.L.C. and its related entities from May 2009 until September 2014. The principal business of PCP III and PCP II is investing in securities. Mr. Singer previously served as a director of Numerex Corp. (Nasdaq: NMRX), a provider of managed machine-to- machine (M2M) enterprise solutions enabling the Internet of Things (IoT), from March 2016 until its sale in December 2017; TigerLogic Corporation (Nasdaq: TIGR), a global provider in engagement solutions, including Postano social media aggregation, display and fan engagement platform; IEC Electronics from February 2015 to August 2017; Meru Networks, Inc. (Nasdaq:MERU), a Wi-Fi network solutions company, from January 2014 until January 2015; PLX Technology, Inc. (Nasdaq:PLXT), a semiconductor company, from December 2013 until its sale in August 2014; Sigma Designs, Inc. (Nasdaq:SIGM), a semiconductor company, from August 2012 until December 2013, including as its Chairman of the Board from January 2013 until December 2013. Mr. Singer holds a B.A. from Brandeis University. We believe Mr. Singer’s extensive public company board experience and his perspective as one of our largest stockholders enables him to contribute significantly to our Board.

Additional Information about the Independent Directors who served on the Board for Fiscal 2019 and 2018

Fiscal 2019 and 2018 Directors

Name of Director or Nominee	Dates of Service
Auvil III, Paul R.(1)	August 23, 2007 - November 8, 2017
Mutch, John(2)	March 31, 2017 - May 1, 2017
Pinchev, Alex(3)	May 31, 2017 - April 11, 2019
Powers, Gregg J.(4)	August 7, 2013 - August 9, 2017
Press, Clifford	April 1, 2016 - Present
Rau, Raghavendra(5)	March 31, 2017 - Present
Roberson, David E.(6)	May 6, 2011 - May 31, 2017
Rothman, Marc E.(7)	May 4, 2017 - Present
Sanchez, Adalio T.(3)(7)	May 4, 2017 - April 11, 2019
Singer, Eric B.	November 9, 2017 - Present

(1)	Mr. Auvil served on the Board from August 23, 2007, until his resignation on November 8, 2017.

(2)

Mr. Mutch was appointed to the Board following the Annual Meeting of Stockholders on March 31, 2017, and as part of the settlement agreement with Viex Capital Advisors, LLC, Mr. Mutch executed his letter of resignation following the appointment of the first of three new directors to be appointed. Mr. Mutch resigned from the Board on May 1, 2017.

(3)

Mr. Pinchev and Mr. Sanchez who joined the Company’s Board of Directors in May 2017 resigned from their positions on the Board on April 11, 2019 to pursue other interests. Mr. Sanchez served as Quantum’s Interim President and Chief Executive Officer from November 7, 2017 until January 16, 2018.

(4)	Mr. Powers was appointed to the Board following the Annual Meeting of Stockholders on August 7, 2013, which he served until his resignation on August 9, 2017.

(5)

Mr. Rau was appointed to the Board following the Annual Meeting of Stockholders on March 31, 2017 pursuant to a settlement agreement with Viex Capital Advisors, LLC. Effective September 1, 2017, Mr. Rau became an employee of the Company serving as Executive Chair on a temporary basis to exercise more active strategic oversight on behalf of the Board. Mr. Rau ended his service as Executive Chair on November 7, 2017 and resumed his position on the Board.

(6)

Mr. Roberson was appointed to the Board May 6, 2011 which he served until his resignation on May 31, 2017, as part of the settlement agreement with Viex Capital Advisors, LLC, following the appointment of three new directors.

(7)	Mr. Rothman and Mr. Sanchez were appointed to the Board effective May 4, 2017 as part of the term of the settlement agreement with Viex Capital Advisors, LLC as of March 2, 2017.

Board Composition

Our board of directors (the “Board”) currently consists of six directors. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Our Board met a total of 22 times and took action by unanimous written consent nine times in fiscal 2018 and met a total of 31 times and took action by unanimous written consent six times in fiscal 2019. During fiscal 2018 and fiscal 2019, all of our directors attended at least 75% of the meetings of our Board held during their tenure and at least 75% of the meetings, if any, of the Board committees upon which they served and held during their tenure. All of our directors are expected to attend each meeting of the Board and the committees on which they serve and in fiscal 2020 will be expected to attend our annual stockholder meeting absent extraordinary circumstances. An annual stockholder meeting was not held in fiscal 2019.

Mr. Lerner, our current President and Chief Executive Officer currently presides as Chairman of the Board. Prior to Mr. Lerner’s appointment as Chairman of the Board, Mr. Rau served as our Chairman of the Board in fiscal 2019. We currently do not have a lead independent director, but intend to appoint a lead independent director in the near future.

Director Independence

We determined that Messrs. John Fichthorn, Clifford Press, Raghu Rau, Marc Rothman and Eric Singer are “independent directors” as defined under the rules of the New York Stock Exchange (“NYSE”). Although we are not currently listed on the NYSE, we continue to adhere to the governance standards set by the NYSE. We may apply for listing on the Nasdaq in the future. If we do, we may be subject to different corporate governance standards, and we will evaluate whether any additional corporate governance changes will be required in order to comply with Nasdaq listing standards or any other national securities exchange on which we may list in the future. Beyond the listing standards and the SEC’s independence requirements, each of our directors going forward will be deemed independent only if he or she has met certain additional criteria as set forth in the Stipulation of Settlement, or Settlement Agreement, dated April 11, 2019 that we entered into in the settlement of the stockholder derivative action captioned In re Quantum Corp. Derivative Litigation, Lead Case No. 18CV328139, which settlement remains subject to final court approval, including that:

•	he or she has neither been employed by us or by any of our direct or indirect subsidiaries in any capacity within the last five (5) calendar years, other than in an interim capacity as an officer;

•

he or she has not received, during the current calendar year or any of the three (3) immediately preceding calendar years, remuneration, directly or indirectly, other than de minimis remuneration (less than $5,000) as a result of service as: (i) an advisor, consultant, or legal counsel to us or to a member of the our senior management; (ii) a significant supplier of us; or (iii) a significant customer of us; and

•	he or she is not employed by a private or public company at which an executive officer of ours serves as a director.

The listing rules of NYSE provide that a majority of the Board shall consist of independent directors, but we require that approximately three-fourths of the Board be independent directors. Currently, five of our six directors are independent.

Fiscal 2019 Board Committees

The Company’s standing committees of the Board in fiscal 2019 include an Audit Committee, a Leadership and Compensation Committee, and a Corporate Governance and Nominating Committee. From time to time, the Board may form committees for other purposes.

Audit Committee - Fiscal 2019

The Company has a standing Audit Committee which currently consists of Mr. Rothman, Chair of the committee, Mr. Rau, and Mr. Press, all of whom are independent directors, including all applicable enhanced independence requirements for audit committee members under NYSE listing standards and SEC rules, and are financially literate, as defined in the applicable NYSE listing standards and SEC rules and regulations. Our Board has determined that Mr. Rothman is an audit committee financial expert as defined by SEC rules. During fiscal 2019, the members of the Audit Committee were Mr. Rothman, Chair of the committee, Mr. Rau and Mr. Sanchez, who resigned from his position on the Board on April 11, 2019. Mr. Press was appointed to the Audit Committee effective April 30, 2019. The Audit Committee appoints our independent registered public accounting firm and is responsible for approving the services performed by our independent registered public accounting firm and for reviewing and evaluating our accounting principles and its systems of internal accounting controls.

In addition to meetings at which our management is present, the Audit Committee regularly meets separately with our independent registered public accounting firm outside the presence of management, as well as with our management and with our Internal Audit department. The Audit Committee held a total of 17 meetings during fiscal 2019.

Leadership and Compensation Committee - Fiscal 2019

The Leadership and Compensation Committee of the Board is currently composed of Mr. Singer, Chair of the committee, Mr. Rothman and Mr. Fichthorn, all of whom are independent directors, including all applicable enhanced independence requirements for compensation committee members under NYSE listing standards. During fiscal 2019, the members of the Leadership and Compensation Committee were Mr. Sanchez, Chair of the committee, Mr. Singer, Mr. Pinchev and Mr. Rothman. Messrs. Sanchez and Pinchev resigned from their positions on the Board on April 11, 2019. Messrs. Sanchez, Singer, Pinchev and Rothman were independent directors, including all applicable enhanced independence requirements for compensation committee members under NYSE listing standards during the period that they served on the Leadership and Compensation Committee. The Leadership and Compensation Committee’s primary mission is to ensure the Company provides appropriate leadership and compensation programs to enable the successful execution of our corporate strategy and objectives and to ensure our programs and practices are market competitive and consistent with corporate governance best practices. The Leadership and Compensation Committee’s primary objectives are to (i) review and approve our compensation philosophy, strategy and practices, (ii) review and approve executive compensation for all executive officers (other than for the CEO) and make recommendations to the Board regarding CEO and non-employee director compensation, (ii) review our strategy and practices relating to the attraction, retention, development, performance and succession of our leadership team, and (iv) develop guidelines to be used by our management for establishing and adjusting the compensation of all non-executive vice presidents. The Leadership and Compensation Committee held a total of eight meetings during fiscal 2019.

The Leadership and Compensation Committee has the power to delegate its authority to our management or to a subcommittee (subject to limitations of applicable law and provided that the Leadership and Compensation Committee may not delegate its authority as it relates to the compensation of the CEO and the other executive officers), but did not do so during fiscal 2019. The Leadership and Compensation Committee is also empowered to hire outside advisors in connection with performing its duties.

Corporate Governance and Nominating Committee - Fiscal 2019

The Corporate Governance and Nominating Committee is currently composed of Mr. Press, Chair of the committee, Mr. Singer and Mr. Fichthorn, all of whom are independent directors, as defined in the applicable NYSE listing standards. During fiscal 2019, the members of the Corporate Governance and Nominating Committee were Messrs. Press, Singer and Rothman. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending prospective director nominees, develops corporate governance principles for Quantum, advises the Board on corporate governance matters, including Board and committee composition, roles and procedures, recommends to the Board a Chair of the Board and lead director, oversees the evaluation of the Board, considers questions of possible conflicts of interest of Board members and of senior executives, and oversees and reviews the process for succession planning of our Chief Executive Officer. The Corporate Governance and Nominating Committee will consider nominees recommended by stockholders pursuant to the procedures outlined in our Bylaws. The Corporate Governance and Nominating Committee held four meetings during fiscal 2019.

Each of our standing committees is governed by a written charter, copies of which are posted on our website. The Internet address for our website is http://www.quantum.com, where the charters may be found by clicking “About Us” from the home page, selecting “Investor Relations” and then “Governance Documents.” A free printed copy of the charters also is available to any stockholder who requests it from Quantum’s Investor Relations Department at the address stated on the cover page to this Annual Report on Form 10-K. In addition, we have committed to implementing a number of corporate governance related changes in connection with the Settlement Agreement, including instituting director term limits, requiring a lead independent director when the Chairman of the Board is not an independent director, adopting additional independent director criteria, and creating a disclosure and controls committee. The Settlement Agreement containing these corporate governance commitments is also available on our website.

Fiscal 2018 Board Committees

For fiscal 2018, the Company’s standing committees of the Board include an Audit Committee, a Leadership and Compensation Committee, and a Corporate Governance and Nominating Committee. From time to time, the Board may form committees for other purposes. During fiscal 2018, Mr. Auvil served as the Chairman of the Board until August 13, 2017, when Mr. Rau was appointed Chairman of the Board. At that time, Mr. Auvil remained on the Board.

Audit Committee - Fiscal 2018

For fiscal 2018, the Company’s Audit Committee consisted of Mr. Roberson, Chair of the committee, Mr. Auvil and Mr. Rau, all of whom were independent directors. Following the resignation from the Board of Mr. Roberson on May 31, 2017, Mr. Rothman was appointed Chair of the committee, with Mr. Auvil and Mr. Rau remaining as Audit Committee members. Effective August 31, 2017, Mr. Rau became a temporary employee of the Company in the role of Executive Chairman, and as a result resigned from the Audit Committee. Mr. Sanchez replaced Mr. Rau, joining Mr. Auvil and Mr. Rothman on the Audit Committee until Mr. Sanchez became Interim President and Chief Executive Officer on November 7, 2017, and Mr. Rau stepped down as Executive Chairman. Mr. Auvil resigned from the Board and the Audit Committee on November 8, 2017, creating two open seats on the Audit Committee. Mr. Rau replaced Mr. Sanchez, and Mr. Pinchev replaced Mr. Auvil. Finally, on January 16, 2018, following the appointment of Mr. Dennis, President and Chief Executive Officer, Mr. Sanchez stepped down as Interim President and Chief Executive Officer, and rejoined the Audit committee, where he joined Mr. Rothman and Mr. Rau whom all remained on the Audit Committee until conclusion of fiscal 2018 and for all of fiscal 2019. The Audit Committee held a total of 13 meetings in fiscal 2018. The responsibilities of the Audit Committee are described in the fiscal 2019 Board Meeting Committees section above.

Leadership and Compensation Committee - Fiscal 2018

The Leadership and Compensation Committee of the Board consisted of Mr. Roberson, Chair of the committee, Mr. Auvil, and Mr. Rau, at the beginning of fiscal 2018, all of whom were independent directors. Mr. Sanchez was appointed Chair of the Committee following Mr. Roberson’s resignation from the Board, and Mr. Pinchev replaced Mr. Auvil on the committee. Messrs. Sanchez, Rau, and Pinchev continued to serve on the committee until November 7, 2017, when Mr. Sanchez became Interim President and Chief Executive Officer. During this time, Mr. Rothman was appointed Chair of the committee, with Messrs. Rau and Pinchev continuing to serve as members. Mr. Sanchez resumed his position as Chair of the Compensation Committee on January 16, 2018, following the appointment of Mr. Dennis, President and Chief Executive Officer. Mr. Rothman and Mr. Pinchev continued as members of the Committee, and Mr. Singer was appointed to replace Mr. Rau. Messrs. Sanchez, Pinchev, Rothman and Singer continued to serve on the Leadership and Compensation Committee of the Board for the duration of fiscal 2018 and for all of fiscal 2019. The Leadership and Compensation Committee held a total of 11 meetings in fiscal 2018. The responsibilities of the committee are described in the Fiscal 2019 Board Meeting Committees section above.

Corporate Governance and Nominating Committee - Fiscal 2018

The Corporate Governance and Nominating Committee was composed of Mr. Powers, Chair of the committee, Mr. Auvil, and Mr. Press, all of whom were independent directors and the members of the committee remained constant until Mr. Powers resigned from his position on the Board on August 9, 2017. Mr. Press succeeded Mr. Powers as Chair of the committee, and Mr. Pinchev and Mr. Rau replaced Mr. Auvil and filled the vacancy created by Mr. Powers’ resignation. Following Mr. Rau’s temporary assignment as an employee of the Company in the role of Executive Chairman effective August 31, 2017, Mr. Rothman replaced Mr. Rau on the committee. Upon the appointment of Mr. Singer to the Board on November 9, 2017, Mr. Pinchev resigned from the committee, and Mr. Singer was appointed to the committee. Messrs. Press, Rothman and Singer continued to serve on the Corporate Governance and Nominating Committee of the Board for the duration of fiscal 2018 and for all of fiscal 2019. The Corporate Governance and Nominating Committee held a total of three meetings in fiscal 2018. The responsibilities of the committee are described in the Fiscal 2019 Board Meeting Committees section above.

Code of Ethics and Business Conduct - The High Road

We have adopted a code of business conduct and ethics that applies to each of our directors, officers, employees, consultants and agents. We refer to this code as “The High Road - Quantum’s Code of Business Conduct and Ethics,” which we adopted in March 2019 to replace our prior code of business conduct and ethics. The code addresses various topics, including:

•	compliance with laws, rules and regulations, including the Foreign Corrupt Practices Act;

•	conflicts of interest;

•	insider trading;

•	antitrust and fair competition;

•	record keeping;

•	confidentiality;

•	giving and accepting gifts;

•	compensation or reimbursement to customers;

•	protection and proper use of company assets; and

•	payment to government personnel and political contributions.

We have formed an Ethics Committee, comprised of leadership from our finance, HR and legal organizations. Our Ethics Committee is available to address any questions about our code of business conduct and ethics policy as well as to review, investigate and respond to reported concerns.

The code of business conduct and ethics is posted on our website. The code of business conduct and code of ethics can only be amended by the approval of a majority of our Board. Any waiver to the code of business conduct and ethics may only be granted by our Board or our Corporate Governance and Nominating Committee and must be timely disclosed as required by applicable law. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website. The Internet address for our website is: http://www.quantum.com, and the code of ethics may be found by clicking on “About Us” from the home page and then choosing “Investor Relations” and then “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

We also have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. We maintain an email box for reporting complaints and also contract with a third-party service that allows for confidential and anonymous reporting of ethics or compliance concerns. Any concerns regarding accounting or auditing matters reported under these procedures are communicated promptly to our Audit Committee.

Board’s Role in Risk Oversight

The Company faces a wide spectrum of risks, including financial, strategic, operational and regulatory exposures. On behalf of the Board, our Audit Committee has primary responsibility for the oversight of those risks. In accordance with its charter, the Audit Committee oversees our policies and processes for risk assessment and management, including discussions of our major risk exposures, the associated risk mitigation activities, and the practices under which risk management is implemented throughout the Company. The Board’s other committees also oversee risks associated with their respective areas of responsibility, such as the Leadership and Compensation Committee’s review of risks arising from compensation practices. The full Board is updated regarding its committees’ risk oversight and other activities through its regular reporting and discussion practices.

While the Board is responsible for risk oversight, risk management accountability lies with our management team. Our interim general counsel, who also serves as our Chief Compliance Officer, has executive responsibility for the majority of our risk management practices, including maintenance of our enterprise risk management practices, completion of the annual risk assessment, and management and promotion of our ethics and compliance program. Formal risk management reports are provided by the general counsel to the Audit Committee on a periodic basis, with ongoing updates and discussions occurring as appropriate at Board meetings. In addition, other appropriate risk assessment and mitigation techniques are implemented and applied throughout our operations and functional teams, with the involved management representatives providing updates to the Board as needed.

Leadership Structure

The Board is committed to strong, independent Board leadership and oversight of management’s performance. In addition to having substantially all of its members be independent under applicable listing standards and SEC standards, our current Board includes affiliates of our two largest stockholders as of July 31, 2019. The Board believes that whether to have the same person occupy the offices of Chairman of the Board and Chief Executive Officer should be decided by the Board, from time to time, in its business judgment after considering relevant factors, including the specific needs of the business and what is in the best interests of our stockholders. The Board has evaluated whether the positions of Chair and Chief Executive Officer should be held by two individuals, and has determined that Mr. Lerner, our current Chief Executive Officer, should also serve as the Chair. However, if the Chair is an employee, the Board may appoint a lead independent director to help ensure robust independent leadership on the Board. If there is no lead independent director, the Chair performs the duties of the lead independent director as well. We currently do not have a lead independent director; however, the Board intends to appoint a lead independent director who can provide additional independent oversight of the Board and our management team. In addition, the Settlement Agreement requires us to appoint a lead independent director if our Chair is not an independent director.

Throughout fiscal 2019, our independent directors met in executive session, outside the presence of management, including Mr. Lerner, on a regular basis. In the future and pursuant to the terms of the Settlement Agreement, the independent directors of the Board are required to meet in executive session at each regularly scheduled meeting of the Board, with a minimum requirement to meet at least four times annually outside the presence of any director who serves as an officer of Company. The independent directors have the power to call for reporting from any business unit at the executive session, including without limitation, from audit and compliance personnel.

The Chair focuses on the leadership, management and effective functioning of the Board. The Chair’s specific roles and responsibilities, which are described in the Company’s Corporate Governance Principles, include:

•

The Chair plans and organizes the activities of the Board, including the agenda for, frequency of, preparation for, and the conduct of, the Board meetings. If there is a lead independent director, the Chair works with the lead independent director on these matters.

•

The Chair may call meetings of the Board or of the non-management directors. The Chair leads Board meetings and, if not an employee of the Company, generally presides at sessions of the independent directors.

•

The Chair ensures, in conjunction with the Corporate Governance and Nominating Committee, that processes that govern the Board’s work are effective to enable the Board to exercise oversight and due diligence in the fulfillment of its mandate, including its oversight responsibilities in Company strategy and risk.

•	The Chair promotes effective communication among the directors on developments occurring between Board meetings.

•

Where Board functions have been delegated to committees, the Chair works with the respective committee chairs to ensure that each committee functions effectively and keeps the Board apprised of actions taken.

•	The Chair helps ensure that action items established by the Board are tracked and appropriate follow-up action is taken as necessary.

•	The Chair should promote an environment that encourages all directors to express their views on key Board matters.

•	The Chair provides advice to the Chief Executive Officer and senior management on important issues.

The role of lead independent director is also outlined in our Corporate Governance Guidelines. The lead independent director assists in optimizing the effectiveness of the Board, including:

•	The lead independent director presides at any Board meeting when the Chair is not present, including meetings or executive sessions of the non-management directors.

•

The lead independent director calls meetings of the non-management directors, as appropriate, and provides feedback from executive sessions of the non-management directors to our Chief Executive Officer and members of senior management, as appropriate.

•	The lead independent director serves as a liaison and facilitator between the non-management directors and the Chief Executive Officer.

•

The lead independent director advises the Chair regarding Board meeting agenda items and the Board’s calendar, including the number and frequency of Board meetings, to ensure that there is sufficient time for discussion of all agenda items.

•	The lead independent director collaborates with Board committee, including the Corporate Governance and Nominating Committee on the appointment of committee chairs and members for Board committees

Consideration of Director Nominees

The Corporate Governance and Nominating Committee is responsible for identifying, evaluating, recruiting and recommending qualified candidates to our Board for nomination or election. The Board nominates directors for election at each annual meeting of stockholders and elects new directors to fill vacancies if they occur.

Stockholder Recommendations and Nominations

Recommendations

It is the policy of the Corporate Governance and Nominating Committee to consider recommendations for candidates to the Board from stockholders. A stockholder that desires to recommend a candidate for election to the Board must direct the recommendation in writing to Quantum Corporation, attention: Company Secretary, 224 Airport Parkway, Suite 550, San Jose, CA 95110. The letter must include the candidate’s name, contact information, detailed biographical data, relevant qualifications, information regarding any relationships between the candidate and the Company, a statement from the recommending stockholder in support of the candidate, references and a written indication by the candidate of her or his willingness to serve, if elected.

Nominations

Stockholders also have a right to nominate director candidates for election to the Board. A stockholder that desires to nominate a person directly for election to the Board must meet the deadlines and other requirements set forth in Section 2.5 of our Bylaws, and the rules and regulations of the Securities and Exchange Commission. Our Bylaws can be found at the corporate governance section of our website.

The Corporate Governance and Nominating Committee may require any prospective nominee recommended by a stockholder to furnish such other information as the Corporate Governance and Nominating Committee reasonably may require to determine the person’s eligibility to serve as an independent director or that could be material to a stockholder’s understanding of the person’s independence or lack thereof.

Identifying and Evaluating Nominees for Director

The Corporate Governance and Nominating Committee uses the following procedures to identify and evaluate individuals recommended or offered for nomination to the Board:

•	The committee regularly reviews the current composition and size of the Board.

•

The committee annually evaluates the performance of the Board as a whole and the performance and qualifications of individual members of the Board eligible for reelection at the annual meeting of stockholders.

•

In evaluating and identifying candidates, the committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

•

The committee reviews the qualifications of any candidate who has been properly recommended or nominated by a stockholder, as well as any candidate who has been identified by management, individual members of the Board or, if the committee determines, a search firm. Such review may, in the committee’s discretion, include a review solely of information provided to the committee or may also include discussions with persons familiar with the candidate, an interview with the candidate or other actions that the committee deems proper, including the retention of third parties to review potential candidates.

•	The committee evaluates each candidate in light of the general and specific considerations that follow.

•	After reviewing and considering all candidates presented to the committee, the committee will recommend a slate of director nominees to be approved by the full Board.

•	The committee endeavors to promptly notify, or cause to be notified, all director candidates of its decision as to whether to nominate such individual for election to the Board.

General Considerations

A candidate will be considered in the context of the current perceived needs of the Board as a whole. Generally, the Corporate Governance and Nominating Committee believes that the Board should be comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase overall Board effectiveness and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members. No person is permitted to serve on the Board for more than ten (10) years.

Specific Considerations

Specific considerations include the following:

•	The current size and composition of the Board and the needs of the Board and its committees.

•	Previous experience serving on a public company board or as a member of the senior management of a public company.

•	Whether the candidate would be an independent director as defined under all applicable regulations, including the rules of the NYSE and the SEC.

•	The possession of such knowledge, experience, skills, expertise and diversity so as to enhance the Board’s ability to manage and direct the affairs and business of the Company.

•	Key personal characteristics such as strategic thinking, objectivity, independent judgment, integrity, intellect and the courage to speak out and actively participate in meetings.

•	Knowledge of, and familiarity with, information technology.

•	The absence of conflicts of interest with the Company’s business.

•

A willingness to devote a sufficient amount of time to carry out his or her duties and responsibilities effectively, including, at a minimum, a commitment to attend at least six Board meetings per year and to serve on a committee.

•	Commitment to serve on the Board for an extended period of time.

•	Diversity of thinking or background.

•	Such other factors as the Corporate Governance and Nominating Committee may consider appropriate

The Board has not historically maintained a formal diversity policy for its members. However, in evaluating the overall composition of the Board, the Board and the Nominating and Corporate Governance Committee consider diversity of knowledge, experience, cultural background, race, gender, and age. The Board believes that a Board comprising directors with a diverse range of perspectives, skills and experiences enables the Board to more effectively oversee all aspects of the Company’s business. For future nominations, the Company will consider underrepresented populations when seeking candidates for nomination to the Board and ensure each pool of candidates considered for nomination to the Board includes at least one (1) woman and one (1) member of an underrepresented group, thereby ensuring that members of the populations underrepresented on the Board are considered for nomination to the Board with appropriate consistency.

Majority Voting Policy

The Board believes a majority voting policy with respect to uncontested elections of directors is in the best interest of the Company and its stockholders. This provides additional accountability of directors to our stockholders. In an uncontested election, a nominee for director shall only be elected to the Board if the votes cast for such nominee’s election exceed the votes cast against such nominee’s election; provided, however, that directors shall be elected by a plurality votes cast at any meeting of stockholders for which (i) the secretary of the corporation receives notice that a stockholder has nominated a person for election to the Board in compliance with our Bylaws and (ii) such nomination has not been withdrawn by such stockholder on or prior to the date that is ten calendar days in advance of the date we file our definitive proxy statement for such meeting with the Securities and Exchange Commission. “Votes cast” shall include votes to withhold authority in each case but shall exclude abstentions with respect to that director’s election.

Stock Ownership Guidelines

We have adopted stock ownership guidelines for our Chief Executive Officer and each of our directors. We believe this more closely aligns the interest of our Chief Executive Officer and Board with those of our stockholders. Our Chief Executive Officer and each director is expected to hold our common stock in an amount equal to at least three-times annual base salary for our Chief Executive Officer and three times annual Board cash retainer for each director. Share ownership includes stock purchased on the open market, stock acquired through exercise of stock options, stock acquired through purchases under our Employee Stock Purchase Plan, vested restricted stock and restricted stock units, stock beneficially owned in a trust and stock held by a spouse and/or minor children. However, outstanding stock options (vested and unvested), unvested restricted stock and restricted stock units and unearned performance shares and performance share units do not count for purposes of share ownership under our policy. Our Chief Executive Officer and each director have a period of time in which they are to comply with these stock ownership guidelines, which is five years from the date a director or Chief Executive Officer first becomes subject to these stock ownership guidelines. If the dollar value requirement increases due to base salary or director cash compensation increases, the incremental value increase must be met within five years of the date of such increase. The compliance with these guidelines is measured at the end of each fiscal year.

Evaluation of the Board

In accordance with our corporate governance principles and the rules of the NYSE, a self-evaluation of our Board, its committees, and individual directors are performed annually. The purpose of the self-assessment is to help build a strategic Board that contributes to long-term shareholder value. In connection with the evaluation process, the Board and selected executive staff members held ongoing discussions related to the Board and Committee composition, effectiveness, decision making and individual director performance.

Communications to the Board

Stockholders, employees and other interested parties may contact the Board, the Chairman of the Board, the independent directors as a group or any of our directors by writing to them c/o Quantum Corporation, attention: Company Secretary, 224 Airport Parkway, Suite 550, San Jose, CA 95110, or by email to BoardofDirectors@Quantum.com. Communications that are intended specifically for the Chairman or the independent directors should be sent to the email address or street address noted above, to the attention of the Chairman. If any such interested party wishes to contact the Board, a member of the Audit Committee, the Chairman of the Board, our independent directors as a group or any of our directors to report a concern about Quantum’s conduct or about questionable accounting, internal accounting controls or auditing matters, such party may do so anonymously by using the address above and designating the communication as “confidential.” Alternatively, concerns may be reported anonymously by phone or via the Internet to the following toll-free phone number or Internet address 1-866-ETHICSP (1-866-384-4277); www.ethicspoint.com. These resources are operated by Ethicspoint, an external third-party vendor that has trained professionals to take calls in confidence, and to report concerns to the appropriate persons for proper handling. Communications raising safety, security or privacy concerns, or that otherwise relate to improper activities will be addressed in an appropriate manner.

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

The Leadership and Compensation Committee conducts a comprehensive review of the compensation program for the Company’s non-employee directors every two years. This formal review was completed in fiscal 2018 with the start of our new directors. The committee engaged Compensia to complete an independent review of the Company’s non-employee director compensation program. The guidance provided to the committee compared the Company’s current compensation program, design and practices to those of peer companies similar in industry and organizational revenue size. The Committee recommended to and the Board approved of the following changes in fiscal 2018:

Compensation Element	Quantum’s Board Compensation Program
Annual Retainer	$50,000 paid on a quarterly basis
Committee Chair Fees	Audit Committee Chair: $25,000
Leadership & Compensation Committee Chair: $17,500
Corporate Governance & Nominating Committee Chair: $15,000
Committee Member Fees	Audit Committee Member: $12,500
Leadership & Compensation Committee Member: $10,000
Corporate Governance & Nominating Committee Member: $7,500
Chairman of the Board (non-employee Director)	$40,000 per year

Newly Appointed Director	Shares valued at $125,000 pro-rated from the time of appointment to the next regular annual stockholder meeting
100% cliff vests on the date of the next regular annual Stockholder meeting.
Existing Director	Annual equity grant of shares valued at $125,000
100% cliff vests on the earlier of 1 year following the date of grant or the next regular annual stockholder meeting

We also maintain a non-qualified deferred compensation plan which allows our non-employee directors to contribute some or all of their cash fees to an irrevocable trust for the purpose of deferring federal and state income taxes. Participants direct the deemed investment of their deferred accounts among a pre-selected group of investment funds, which does not include shares of the Company’s Common Stock. The deemed investment accounts mirror the investment options available under the Company’s 401(k) Savings Plan. Participants’ deferred accounts are credited with interest based on their deemed investment selections. During fiscal 2017, none of our non-employee directors elected to defer any of their cash fees to the non-qualified deferred compensation plan.

Non-employee directors are also subject to stock ownership guidelines which require them to acquire and hold shares of the Company’s Common Stock with a value at least equal to three times the directors’ annual retainer. The measurement date for compliance with the stock ownership guidelines is the last day of each fiscal year. The stock ownership guidelines are required to be met by the later of five years from (i) the date the guidelines were adopted or (ii) the date an individual first becomes subject to the guidelines. All directors are on track to comply with the stock ownership guidelines in the relevant time frame.

Generally, the Board, in its discretion, but subject to the terms of the applicable equity compensation plan, determines the time or times at which equity awards may be granted, the form in which such awards are granted, the number of shares of the Company’s stock subject to each award and, in the case of stock options, the period over which such stock options become exercisable.

Employee directors receive no additional compensation for their service on the Board or on committees of the Board. Mr. Lerner, Chairman of the Board, is the only employee of the Company on the Board and he receives no additional compensation for his service.

Fiscal 2019 Director Compensation

For their services on the Company’s Board in fiscal 2019, the directors received annual cash retainers, fees for any committees they served, and Chair retainers. The Company does not pay meeting fees to our board members. During fiscal 2019, the Company continued to work through an on-going SEC investigation and during this time was prevented from trading or granting equity. The Board also aligns with the Company’s pay-for-performance philosophy and as the Company has not been performing, no equity grants were made to the directors including any grants to be made effective as of the first business day on which the Company becomes current in its filings under the Exchange Act, therefore, no equity grants of any kind were made during fiscal 2019.

Compensation paid to the non-employee directors during fiscal 2019 is set forth in the following table and include Messrs. Pinchev, Press, Rau, Rothman, Sanchez, and Singer. Mr. Fichthorn was appointed to the Board on April 4, 2019, the Company’s fiscal 2020 and was not a director during fiscal 2019.

Fiscal 2019 Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(4)	Option Awards(3)(4)	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Pinchev, Alex	$60,000	$0	$0	$0	$0	$0	$60,000
Press, Clifford	$65,000	$0	$0	$0	$0	$0	$65,000
Rau, Raghavendra	$76,722	$0	$0	$0	$0	$0	$76,722
Rothman, Marc E.	$92,500	$0	$0	$0	$0	$0	$92,500
Sanchez, Adalio T.	$80,000	$0	$0	$0	$0	$0	$80,000
Singer, Eric B.	$67,500	$0	$0	$0	$0	$0	$67,500

(1)	Amounts reflect compensation earned by each director during fiscal 2019. Fees earned or paid in cash include the following:

Name	Board Retainer	Committee Membership Retainer	Committee Chair Retainer	Chairman Retainer	Total Fees Paid in Cash
Pinchev, Alex	$50,000	$10,000	$0	$0	$60,000
Press, Clifford	$50,000	$0	$15,000	$0	$65,000
Rau, Raghavendra	$50,000	$12,500	$0	$14,222	$76,722
Rothman, Marc E.	$50,000	$17,500	$25,000	$0	$92,500
Sanchez, Adalio T.	$50,000	$12,500	$17,500	$0	$80,000
Singer, Eric B.	$50,000	$17,500	$0	$0	$67,500

(2)	Due to the Company’s inability to grant or trade stock during the Company’s on-going SEC investigation and later de-listing status on the NYSE, no equity grants were made to the Directors.
(3)	No stock options were granted to the non-employee directors in fiscal 2019.
(4)	Outstanding and unvested equity awards held by each of the non-employee directors as of March 31, 2019 were as follows:

Name	Restricted Stock Units Outstanding	Options Outstanding	Total Equity Awards Outstanding
Pinchev, Alex	1,840	0	1,840
Press, Clifford	0	0	0
Rau, Raghavendra	0	0	0
Rothman, Marc E.	1,905	0	1,905
Sanchez, Adalio T.	1,905	0	1,905
Singer, Eric B.	0	0	0

Fiscal 2018 Director Compensation

The Company agreed that non-employee directors elected at the March Annual Meeting including Messrs. Auvil, Mutch, Rau, Powers, Press and Roberson were granted 6,250 restricted stock units of the Company’s Common Stock on April 1, 2017, which restricted stock units shall vest in full upon the election of directors at the Annual Meeting. Notwithstanding the foregoing, in accordance with the Settlement Agreement, vesting for the grants to Messrs. Mutch and Roberson were accelerated to vest in full immediately upon the effectiveness of their resignations from the Board, which occurred on May 1, 2017 for Mr. Mutch, when he was replaced by Mr. Rothman and on May 31, 2017 for Mr. Roberson, when he was replaced by Mr. Pinchev.

Mr. Rothman and Mr. Sanchez were appointed to the Board on May 4, 2017, and each received a new hire grant on May 4, 2017, for 4,065 scheduled to vest at the anticipated August 2017 Annual Stockholders Meeting. Mr. Pinchev, appointed to the Board on May 31, 2017, was granted 14,723 shares vesting over two years as follows: 50% will vest one year after the vest begin date and the remainder will vest quarterly in equal installments. The committee approved a supplemental grant to Mr. Rothman and Mr. Sanchez to put them in an equivalent position to the grant received by Mr. Pinchev. The stock price was $8.20 on May 1, 2017, so equivalent grants at that time would have been 15,244 shares each with 50% vesting on May 1, 2019 and the remaining 50% vesting over the subsequent year. The committee approved the following: i) the vesting of the 4,065 shares granted on May 1, 2017, should be extended to vest on May 1, 2018, and ii) an additional grant of 11,179 shares each with 3,557 shares vesting on May 1, 2018, so that a total 7,622 shares or 50% of the 15,244 total shares vest after year one and the remaining 7,622 shares vest over the course of the following year from May 1, 2018 to May 1, 2019.

As part of the annual equity board grant following the Annual Stockholders Meeting on September 1, 2017, Mr. Auvil and Mr. Press received 22,482 shares equivalent to $125,000 in value. Messrs. Sanchez, Rothman, and Pinchev, having already received an annual grant equivalent to approximately $125,000 in value, received shares in the amounts of 7,404, 7,404, and 5,621, respectively, as pro-rated from the date of their hire to the date of the annual grant. The restricted stock units granted on September 1, 2017, cliff vest 100% on the earlier to occur i) the next annual shareholders meeting; and ii) the one-year anniversary of the grant (September 1, 2018). In addition, Mr. Rau received an annual grant of 80,935 restricted stock units as compensation for his additional responsibilities as Executive Chair. These shares were granted on September 1, 2017, in accordance with the annual equity board grant, however the vesting of these restricted stock units is as follows: cliff vest 100% on the earlier to occur of: i) the next annual shareholders meeting; and ii) the one-year anniversary of the grant (September 1, 2018). Mr. Singer was appointed to the Board on November 9, 2017 and was granted 16,681 time-based RSUs that cliff vest 100% on the earlier to occur of: i) the date of the 2018 Annual Stockholder Meeting; ii) September 1, 2018.

Effective October 2015 and continuing through fiscal 2017, Mr. Auvil declined to receive any cash fees in connection with his service on the Company’s Board and this forgone compensation will not be made up to Mr. Auvil in any other form. Effective April 1, 2017, Mr. Auvil requested that his cash fee for his service to the Board be reinstated for fiscal 2018.

Compensation paid to the non-employee directors during fiscal 2018 is set forth in the following table.

Fiscal 2018 Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(4)	Option Awards(3)(4)	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Auvil III, Paul R.	$54,260	$168,500	$0	$0	$0	$0	$222,760
Mutch, John	$4,167	$43,500	$0	$0	$0	$0	$47,667
Pinchev, Alex	$62,839	$156,251	$0	$0	$0	$0	$219,090
Powers, Gregg J.	$24,375	$43,500	$0	$0	$0	$0	$67,875
Press, Clifford	$62,167	$168,500	$0	$0	$0	$0	$230,667
Rau, Raghavendra(5)	$78,305	$493,499	$0	$0	$0	$0	$571,804
Roberson, David E.	$23,125	$43,500	$0	$0	$0	$0	$66,625
Rothman, Marc E.	$79,899	$171,767	$0	$0	$0	$0	$251,665
Sanchez, Adalio T.	$56,777	$171,767	$0	$0	$0	$0	$228,544
Singer, Eric B.	$24,848	$93,747	$0	$0	$0	$0	$118,595

(1)	Amounts reflect compensation earned by each director during fiscal 2018. Fees earned or paid in cash include the following:

Name	Board Retainer	Committee Membership Retainer	Committee Chair Retainer	Chairman Retainer	Total Fees Paid in Cash
Auvil III, Paul R.	$30,299	$14,722		$9,239	$54,260
Mutch, John	$4,167				$4,167
Pinchev, Alex	$41,667	$12,449	$8,723		$62,839
Powers, Gregg J.	$12,500		$11,875		$24,375
Press, Clifford	$50,000	$2,833	$9,334		$62,167
Rau, Raghavendra	$40,897	$19,731		$17,677	$78,305
Roberson, David E.	$12,500		$10,625		$23,125
Rothman, Marc E.	$45,833	$7,804	$26,262		$79,899
Sanchez, Adalio T.	$36,274	$7,807	$12,696		$56,777
Singer, Eric B.	$19,837	$5,011			$24,848

(2)

The amounts reported were computed in accordance with ASC 718, excluding the effect of estimated forfeitures. See Note 7, Stock Incentive Plans and Stock-Based Compensation in the Company’s Annual Report on Form 10-K filed on August 6, 2019, regarding assumptions underlying the valuation of equity awards.

(3)	No stock options were granted to the non-employee directors in fiscal 2018.
(4)	Outstanding and unvested equity awards held by each of the non-employee directors as of March 31, 2018 were as follows:

Name	Restricted Stock Units Outstanding	Options Outstanding	Total Equity Awards Outstanding
Auvil III, Paul R.	0	0	0
Mutch, John	0	0	0
Pinchev, Alex	20,344	0	20,344
Powers, Gregg J.	0	0	0
Press, Clifford	24,435	0	24,435
Rau, Raghavendra	80,935	0	80,935
Roberson, David E.	0	0	0
Rothman, Marc E.	18,583	0	18,583
Sanchez, Adalio T.	18,583	0	18,583
Singer, Eric B.	16,681	0	16,681

(5)	The stock awards to Mr. Rau include 80,935 restricted stock units as compensation for his additional responsibilities as Executive Chair.

Leadership and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Company’s Leadership and Compensation Committee are Mr. Singer, Chair of the committee, Mr. Rothman and Mr. Fichthorn. No member of the Leadership and Compensation Committee is currently, nor has any been at any time since the formation of the Company, an officer or employee of the Company or any of its subsidiaries. Likewise, no member of the Leadership and Compensation Committee has entered into a transaction, or series of similar transactions, in which they will have a direct or indirect material interest adverse to the Company. No interlocking relationships exist between any member of the Board or Leadership and Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Section 16 officers, directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by the Company and on written representations from certain reporting persons, the Company believes that all required filings were timely made during the fiscal year ended March 31, 2018 and fiscal year ended March 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis (“CD&A”) describes the Company’s overall philosophy and criteria used to determine the executive compensation practices provided to the executive officers of the Company. Over the last two fiscal years, we experienced radical transformation to the executive leadership team including multiple changes at the chief executive and chief financial officer roles; however, the founding principles used to guide executive compensation decisions such as the overall philosophy, governance practices, and decision-making processes remained constant year over year. As illustrated in the following CD&A, the compensation disclosures are combined for our two most recent completed fiscal years, 2019 and 2018, for the principal executive officers, principal financial officers, and the three most highly-compensated executive officers for each fiscal year and includes combined descriptions of our executive compensation principles that have remained constant over the last two fiscal years.

Our named executive officers for fiscal 2019 are:

James J. Lerner	President & Chief Executive Officer
J. Michael Dodson	Chief Financial Officer, Former Interim Chief Executive Officer;
Patrick J. Dennis	Former President & Chief Executive Officer
Fuad Ahmad	Former Senior Vice President & Chief Financial Officer
Donald E. Martella Jr.	Senior Vice President Engineering
Shawn D. Hall	Senior Vice President & General Counsel
Lewis W. Moorehead	Chief Accounting Officer
William C. Britts	Former Senior Vice President WW Sales & Marketing

The stabilization of our leadership team continued from fiscal 2018 throughout fiscal 2019. We experienced the following changes to our leadership team during fiscal 2019:

•	May 25, 2018, Mr. Dennis, our President & Chief Executive Officer since January 16, 2018, separated from the Company.

•	May 30, 2018, Mr. Ahmad, our Senior Vice President & Chief Financial Officer separated from the Company.

•	May 31, 2018, Mr. Dodson, joined the Company as Interim Chief Executive Officer and Senior Vice President & Chief Financial Officer.

•	July 1, 2018, Mr. Lerner joined the Company as President and Chief Executive Officer.

Our named executive officers for fiscal 2018 were:

Patrick J. Dennis	President & Chief Executive Officer
Adalio T. Sanchez	Former Interim President & Chief Executive Officer
Jon W. Gacek	Former President & Chief Executive Officer
Fuad Ahmad	Senior Vice President & Chief Financial Officer
William C. Britts	Senior Vice President WW Sales and Marketing
Robert S. Clark	Senior Vice President Product Operations
Donald E. Martella Jr.	Senior Vice President Engineering

Our Company’s strategic transformation plan began in fiscal 2018, as we experienced changes to our leadership team that included turnover with some of our principal officers. The following time-line of events outlines the changes that occurred in fiscal 2018:

•	November 7, 2017, Mr. Gacek, our Former President & Chief Executive Officer, separated from the Company.

•	Mr. Sanchez, a current Board of Director, served as our Interim President & Chief Executive Officer from November 7, 2017, through January 16, 2018.

•	January 16, 2018, Mr. Dennis joined the Company as President & Chief Executive Officer.

•	May 11, 2018, Mr. Clark, our Senior Vice President, Product Operations, separated from the Company.

Executive Compensation Highlights for Fiscal 2019 and 2018

Our executive compensation program aims to (i) enhance stockholder value by designing appropriate leadership and compensation programs to enable the successful execution of the Company’s corporate strategy and objectives, (ii) facilitate market competitiveness by attracting and retaining the best talent and (iii) promote meritocracy by recognizing individual contributions. While we kept these founding principles applied to our executive compensation practices, many changes occurred to our business over our last two fiscal years. The following summarizes the business developments that impacted our compensation programs and the actions we took for our named executive officers for our two most recent and completed fiscal years beginning most recently with changes occurring fiscal 2019:

Fiscal 2019

•

Following an SEC investigation that was initiated during our fiscal 2018, the Company made transformational changes internally including an overhaul of executive leadership. Throughout fiscal 2019, the Company made significant efforts to stabilize operations and work with auditors during a long and thorough investigation. In order to complete this due diligence, the Company was unable to comply with completing its filings with the SEC, the Company was de-listed from the NYSE on January 15, 2019 and began trading on the OTC Pink operated by OTC Market Group Inc., under the symbol “QMCO”.

•

The Company was prohibited from trading or issuing equity grants including awarding grants to new hires. In order to recruit a new leadership team, the Company made promises with the intent to grant stock once the Company was current with the SEC filings. The Committee reviewed and approved every new hire’s promise with the intent to grant equity awards and continued to apply strong governance and market competitive practices to these decisions as in the past. In addition, the Committee continued to govern executive compensation practices during fiscal 2019 such as the annual policy, committee charter, peer group review, and stock administration guidelines.

•

For fiscal 2019, a slight change was recommended on the current severance plan not in connection with a Change of Control, and the Committee approved, that any Officers would be provided six (6) months base severance and six (6) months COBRA premium payments outside any agreement in place for Mr. Lerner.

•

The business objectives throughout fiscal 2019 included stabilizing the leadership team, completing internal and external audit requests, getting the Company back in compliance with our SEC filings, strengthening our cash and profitability position, increase our products and service offerings to our customers, and increase stockholder value. To accomplish these objectives, the Company kept operating expenses flat which includes suspending cash compensation programs such as the Quantum Incentive Program. No formal bonus program was established with defined and approved goals in fiscal 2019 and no cash bonuses were earned or paid.

•

Mr. Lerner and Mr. Dodson continued to execute on the Company’s transformational strategy that included establishing a new leadership team and executive management. To establish the new executive leadership team for fiscal 2019, Mr. Lerner and Mr. Dodson used a mix of tactics that includes promoting top talent from within the Company and recruiting top talent from outside the Company.

•

Mr. Dodson joined the Company as Senior Vice President, Chief Financial Officer on May 31, 2018, and served as our Interim Chief Executive Officer from the time of his hire until July 1, 2018, when Mr. Lerner joined as our President & Chief Executive Officer.

•

May 25, 2018, Mr. Dennis, our President and Chief Executive Officer separated from the Company followed by the separation of Fuad Ahmad, our Senior Vice President and Chief Financial Officer on May 30, 2019.

Fiscal 2018

•

Prior to fiscal 2018, the Company’s most recent practice for granting equity consisted of a mix between time-based restricted stock units and performance-based restricted stock units for our executive officers. This practice continued throughout fiscal 2018 with the exception of reintroducing non-qualified stock options upon the hire of Mr. Dennis. For the performance-based restricted stock grants and based on actual fiscal 2018 results, the Company did not satisfy the established Earnings Per Share (“EPS”) or Revenue goals and no performance shares were earned with the exception of Mr. Gacek, whose performance-based equity was satisfied at the target levels in accordance with his CoC agreement.

•

The Company did not satisfy the operating income plan for the year; therefore, the bonus pool was not funded and no bonuses were allocated in fiscal 2018, with the exception of Mr. Gacek, who was paid $1.2 million in accordance with his CoC agreement. Mr. Gacek’s payment was subject to Section 409A of the Internal Revenue Code of 1986, and actual payment was made six (6) months and one (1) day following the date of Mr. Gacek’s separation date. Mr. Sanchez also received a pro-rated bonus for his service as Interim President & Chief Executive Officer in the amount of $57,903 for satisfying his financial savings target as established by the Board.

•

The Company was unable to file the Form 10-Q by February 9, 2018, for the quarterly period that ended December 31, 2017, as a result from an investigation initiated by the Securities and Exchanges Commission (“SEC”) on January 11, 2018. The Company has not been able to grant stock to employees as of February 9, 2018, including any collection of funds for the Employee Stock Purchase Plan (“ESPP”). Any stock vesting following this date has been deferred until the Company is once again current with regular filings and in compliance with the SEC.

•

To align with market practices and upon the recommendation of both management and Compensia, the Board approved two additional changes impacting our executive compensation programs, (i) the Company’s severance plan was modified effective immediately to reduce the number of weeks paid to executives following an involuntary termination and (ii) the Company’s CoC policy, effective for fiscal 2019, was modified to reduce the number of positions eligible, align the compensation paid upon termination with market and peer group norms, and provide further clarification on what defines the first event under this policy.

•

As part of the Company’s transformational efforts to reduce costs, a temporary 15% pay reduction was implemented to all our executives and officers, including Mr. Dennis, during our fourth quarter and reinstated at the beginning of our new fiscal year.

•

Mr. Dennis joined the Company as our President & Chief Executive Officer on January 16, 2018. Upon his hire, the Company once again began using non-qualified stock options (in combination with time-based and performance-based full value shares) as an equity vehicle for attracting executive talent.

•

Our CEO transition took place on November 7, 2017, with the separation of Mr. Gacek whose departure occurred in connection with the Company’s Change of Control agreement. As a result, Mr. Sanchez temporarily resigned from his current position on the Board to serve as Interim President & Chief Executive Officer. As a result, Mr. Rau’s service as Executive Chair ended and he resumed to his prior position as Chairman of the Board.

•

Effective September 1, 2017, Mr. Rau, Chairman of the Board, temporarily resigned from his position on the Board to serve as an employee of the Company in the role of Executive Chairman. Mr. Rau’s responsibilities included a more active operational and strategic oversight of the Company on behalf of the Board, participation in investor meetings and engagement of key company stakeholders.

•

The Board engaged Alix Partners, an external consulting company, to evaluate the Company’s current structure and assist in developing a transformational plan that focused on cost reductions (including headcount), third party spend, restructuring, and make recommendations to stabilize operations.

•

The Board engaged the Company’s external Executive Compensation Consultant (“Compensia”), to address concerns about the existing peer group. Compensia reviewed and made recommendations to the current peer group that was approved by the Board on August 9, 2017. This revised peer group was used for any executive or board compensation decisions going forward for the remainder of our fiscal 2018.

•

Effective May 31, 2017, Mr. Pinchev was appointed to the Company’s Board of Directors per the terms of the Settlement Agreement and Mr. Roberson resigned from the Board in connection with the appointment of Mr. Pinchev.

•

Effective May 4, 2017, Mr. Rothman and Mr. Sanchez were appointed to the Company’s Board of Directors and pursuant to the terms of the Settlement Agreement between VIEX Capital Advisors, LLC and the Company dated as of March 2, 2017, Directors Mr. Mutch and Mr. Gacek resigned from the Board effective May 1, 2017. As a result of this change in composition to the Board of Directors, the first event under the Company’s Change of Control (“CoC”) policy was satisfied. Per the conditions of this policy and for those who have these agreements in place, any involuntary terminations occurring within 12 months of May 4, 2017, would satisfy the second event resulting in severance payments in connection with a CoC.

•	We continue to maintain responsible compensation programs guided by strong governance practices.

Governance Practices for Fiscal 2019 and 2018

We are committed to implementing compensation programs that are attractive to executive talent while maintaining effective governance practices that support our business strategies and serve our stockholders’ long-term interests. The Committee seeks the guidance of varying levels of management within Human Resources, Finance, and Legal as well as engages with external Legal counsel and other outside advisors to ensure proper governance protocols are in place and being executed. Our governance practices have remained consistent over our fiscal 2019 and 2018 years and include:

Independent Consultant	The Committee regularly engages with an Independent Executive Compensation Consultant that reports directly to the Committee.

Clawback Policy

In April 2015, the Committee approved, and the Company adopted a clawback policy for cash incentive/bonus compensation to executive officers if the Company is required to provide a material restatement of its financial statements for any of the prior three fiscal years due to fraud or misconduct by an executive officer. This policy entitles the Company to recover excess compensation paid to an Executive Officer as determined by the Board. This policy will be reviewed and modified, if necessary, once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Act.

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

Insider Trading Policy

Our insider trading policy prohibits any transactions involving a purchase or sale of the Company’s securities, including any offer to purchase or offer to sell, during any period commencing with the date that he or she possess inside information and ending at the beginning of the third full trading day following public disclosure of the information. All employees (including our executive officers) and members of the Board of Directors are subject to the Company’s insider trading policy.

No Single Trigger Change of Control	Our change of control policy maintains that a double trigger event must occur before an executive is entitled to specified compensation and benefits.

Annual Risk Assessment	Led by the efforts of our external Executive Compensation Consultant, the Committee annually reviews the Company’s Risk Assessment of our pay programs.

Pay Mix	We maintain pay programs that strike a balance between time-based and performance-based achievement.

Perquisites	We grant very few perquisites to our officers.

Executive Compensation Philosophy for Fiscal 2019 and 2018

Pay for Performance Compensation Philosophy and Objectives

The executive total compensation program is intended to encourage and reward the executives for significant contributions to the Company’s success and for the creation of stockholder value. The Company has established and maintains a competitive pay-for-performance executive total compensation program. The objectives of the Company’s total compensation program remained unchanged over fiscal years 2019 and 2018 and are aimed to:

•	provide a strong link between pay and performance on both an individual and Company level and encourage and reward executives for significant contributions to the Company’s success;

•	ensure that the interests of all executives are aligned with the success of the Company and the interests of the Company’s stockholders;

•	promote the achievement of the Company’s short-term and long-term strategic objectives;

•	provide compensation opportunities that will attract, motivate and retain the most qualified executive talent to accomplish these objectives;

•	provide executives with a total compensation package that strikes an appropriate balance between fixed and variable pay and between short-term and long-term incentives;

•	take into account relevant economic and market considerations;

•	and ensure that the total compensation levels of executives are externally competitive and internally consistent and fair.

Our executive total compensation program is designed to offer target cash and equity compensation opportunities at market-competitive levels and to reward superior Company and individual performance. Company performance, as measured by pre-established corporate performance metrics and share price, together with individual performance, as measured through the Company’s annual performance evaluation process, greatly affect annual and long-term compensation levels. Actual compensation is expected to be, and will be, below targeted market median levels if the Company and/or the executive officer does not achieve the designated Company and individual performance objectives. The Committee believes that this program aligns the interests of our executive officers with those of our stockholders in promoting the creation of long-term stockholder value.

Competitive Positioning

Market competitiveness is an important element of our executive compensation program. The Committee has established that market competitiveness for this purpose generally means the market median and has determined to generally target the market median with respect to each component of our executive compensation program. In assessing the market competitiveness of our executive compensation program, the individual elements, as well as the aggregate total compensation of each executive officer (which includes base salary, target annual incentive opportunity and annual equity awards), are compared to the corresponding market median for executive officers holding similar positions or who have similar levels of responsibility in technology companies of similar size. While our compensation philosophy is to generally target the market median for competitiveness purposes, the actual compensation paid to our executive officers may be above or below the competitive market based on individual and Company performance.

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

Peer Group

The Committee conducts an annual evaluation of the Peer Group for the purposes of identifying companies that are similar to ours in financial scope, size and industry that guide compensation decisions made for our executives. The peer group is reviewed and approved annually by the Committee typically in the third quarter of our current fiscal year. Once approved, this peer group is then used for our next fiscal year when we begin our executive compensation assessments and making recommendations to the Committee to address performance and any potential pay gaps.

For fiscal 2019, our peer group remained unchanged from the adjustments made in fiscal 2018 with the exception of one addition. The Committee approved the addition of Tintri, Inc., on April 30, 2018, but the peer was automatically removed following the Company’s announcement of Chapter 11 bankruptcy and therefore the fiscal 2019 peer group remained consistent with the previously amended group of Peer revised during fiscal 2018. For fiscal 2018, two peer groups were used to influence our executive compensation decisions throughout our performance year, however; the peers were not used simultaneously but rather one replaced the former peer group.

The first peer group (“Peer Group 1”) was established prior to the start of our fiscal 2018 as recommended by Compensia and the Committee approved as part of the annual peer group review and approval process. Peer Group 1 was the comparator group that was intended to support all compensation decisions made for our executives during fiscal 2018. This peer group was used for compensation decisions made for our executives at the beginning of our fiscal 2018, including those for our former President & Chief Executive Officer, Mr. Gacek. Peer Group 1 included the following companies:

Fiscal 2018 Peer Companies (Peer Group 1)
Avid Technology, Inc.	Electronics for Imaging, Inc.	Nimble Storage, Inc.
Barracuda Networks, Inc.	Extreme Networks, Inc.	ShoreTel, Inc.
Black Box Corporation	GlassBridge Enterprises, Inc.	Silicon Graphics International Corp.
Calix, Inc.	Harmonic, Inc.	Sonus Networks, Inc.
Cray, Inc.	Infinera Corporation
Datalink Corporation	Integrated Device Technology, Inc.

The second Peer Group (“Peer Group 2”) was established during our fiscal 2018, following the changes to our Board and Committee members. The new members of the Committee requested a reevaluation of the peer group to ensure the peer companies used were closely aligned with the Company’s new strategic direction. The following criteria were used:

•	Three Industry Sectors including: Technology hardware and storage companies, Communication Equipment and Software;

•	Companies that focused on data security and storage, hybrid software/appliance development, and network infrastructure software, hardware and services;

•	Comparability to the Company in terms of revenue (~0.5x - 3.0x) and market capitalization (~0.5x - 5.0x); and

•	Other factors, including, geography, revenue growth, profitability, valuation, number of employees and enterprise value.

Based on the above criteria, Compensia recommended and the Committee approved Peer Group 2 for compensation decisions being made throughout the remainder of fiscal 2018, superseding the former approved Peer Group 1. Compensation decisions including Director compensation and new executive hires including our President & Chief Executive Officer, Mr. Dennis, were based on the comparisons of the companies in Peer Group 2 which included:

Fiscal 2019 and 2018 Peer Companies (Peer Group 2)
A10 Networks, Inc.	Commvault Systems, Inc.	Hortonworks, Inc.
Avid Technology, Inc.	Comtech Telecommunications Corp.	Infinera Corporation
Barracuda Networks, Inc.	Cray, Inc.	Sonus Networks, Inc.
Black Box Corporation	Electronics for Imaging, Inc.	Varonis Systems, Inc.
Calix, Inc.	Extreme Networks, Inc.
Carbonite, Inc.	Harmonic Inc.

The three main objectives for selecting this peer group was to help address previous historical challenges including (i) identifying a group of peers that were a stronger fit in both revenue size and market cap (ii) identifying more peers expanding into the software technology industry and (iii) select peers that accounts for potential competitors where we compete with for talent.

At the time when Peer Group 2 was approved, the Company’s $505 million revenue and $269 million market capitalization was at the 49th percentile and the 22nd percentile, respectively. The following chart displays the Company’s position relative to Peer Group 2 with annual revenue and market capitalization shown based on the latest available public filings with the SEC at the time the Peer Group 2 was approved.

Executive Compensation Process and Decision-Making

Role of the Leadership and Compensation Committee and the Board of Directors - The Committee oversees and approves all compensation and benefit arrangements for our executive officers, other than for our CEO. In the case of the compensation of our CEO, the independent members of the Board of Directors, based on the recommendations of the Committee, review and approve his compensation. A substantial portion of the Committee’s work involves an annual review of our executive compensation program, including determining total compensation levels for our executive officers and evaluating Company and individual executive officer performance. The Committee considers a variety of factors when determining our executive compensation program and total compensation levels. These factors include the Company’s financial performance for the most recent fiscal year, the executive officers compensation in relation to the approved Peer Group, the recommendations from our CEO for all executive officers (other than for himself), the input from Compensia, and the results of competitive studies and analyses prepared by Compensia and Company management, the outcome of our annual say-on-pay vote, input we receive from stockholders and the individual performance of each executive. The Committee also considers shareholder dilution, burn rate, and other Company restrictions such as a limited share pool when examining executive officer compensation.

Role of the Executive Compensation Consultant - Through both fiscal 2019 and 2018, the Committee consulted with Compensia on a range of topics relating to executive compensation and engaged Compensia to review the results of executive compensation studies and analyses conducted by Company management. Compensia serves at the discretion of the Committee and provides services only to the Committee. Compensia regularly meets with the Committee both with and without management present. The Committee regularly reviews its advisers’ independence status against the specific independence factors contained in the rules of the Securities and Exchange Commission and the related New York Stock Exchange corporate governance listing standards and has determined that no relationship or conflict of interest exists that would preclude Compensia from independently advising the Committee.

Role of Management - The Committee reviews recommendations made by the CEO on various executive compensation matters, including executive compensation program design, annual corporate performance metrics, bonus funding target levels, and evaluations of corporate and executive officer performance. Other members of the Company’s management team provide the Committee with the market data as well as data and information relating to various executive compensation matters. In addition, our CEO makes individual compensation recommendations to the Committee for our executive officers (other than for himself). While the Committee considers all recommendations made by the CEO, ultimate authority for all compensation decisions regarding our executive officers (other than for our CEO), rests with the Committee and, in the case of our CEO, rests with the independent members of the Board of Directors. Certain members of the Company’s executive management team, including our CEO and CFO, attend Committee meetings and participate in the Committee’s discussions and deliberations. However, these individuals are not present when the Committee or the independent members of the Board of Directors discusses and determines their compensation. At each meeting, the Committee also may choose to meet in an executive session without members of management present and may meet without any members of management present at any time.

Role of the Peer Group - The Peer Group is reviewed and modified as needed on an annual basis. The purpose of the Peer Group is to establish a group of companies that are similar in size, industry, revenue, and market capitalization that serve as a benchmark for evaluating internal pay levels and comparing pay practices. The Committee examines the pay practices and programs of the Peer Group and how the total target compensation for our CEO and Officers compares to similar roles of these companies as market reference points. While it is the goal of the Committee to ensure our compensation practices are competitive and aligned with the Peer Group, the Committee must take into consideration other factors such as the financial position of the Company, budgetary guidelines, restrictions on the size of the equity pool, burn-rate and dilution, shareholder return, and the strategic goals of the Company. As such, the Committee relies on their own experience and judgment, recommendations from management, consultation from Compensia, as well as Peer Group benchmark data to make final decisions about the Company’s compensation practices.

Say on Pay - The Company held two Annual Meeting of Stockholders in 2017 with the first one on March 31, 2017; the Company’s 2016 Annual Meeting of Stockholders that was delayed until the last day of fiscal 2017. The second meeting was the Company’s official 2017 Annual Meeting of Stockholders held on August 23, 2017. At this meeting, approximately 88.4% of the vote cast on the non-binding advisory vote on our executive compensation program supported the compensation of our named executive officers.

Performance Evaluation Process

Our executive compensation program is guided by and reflects a “pay-for-performance” philosophy. While our normal practice for performance evaluation includes a formal review of our CEO and the Officers against pre-established and annual performance objectives, for fiscal 2019 and 2018, our goals were to establish and build a new leadership team that had performance-driven compensation packages.

Executive Compensation Review and Approval Process

In a typical fiscal year, the Committee evaluates in making recommendations of our CEO for our executive officers, including base salary adjustments, incentive awards and equity awards. In making these recommendations, our CEO would take into account the following factors:

•	The median target compensation levels from the market data for each element of total direct compensation (i.e., salary, short-term incentives and equity awards) for each of our executive officers;

•

The annual performance of each executive officer based on our CEO’s assessment of his or her contributions to our overall performance, including the ability of the executive officer to successfully lead his or her functional organization and to work effectively across the entire organization;

•	Internal compensation equity among our executive officers;

•	Our Company performance against the performance goals and objectives established by the Committee and the Board of Directors for the fiscal year; and

•	Our Company performance for the fiscal year against the Peer Group.

In making compensation recommendations to the Committee, our CEO considers each of the above factors and no single factor is determinative.

CEO Performance Evaluation

With respect to the performance evaluation and compensation for our CEO, the independent members of the Board of Directors conduct a review of our CEO’s performance against set objectives for the fiscal year that were previously reviewed and approved by the Committee and the independent members of the Board. The CEO generally provides a summary of results against objectives and the Committee is also provided with data regarding the Company’s performance as compared to the performance of the Peer Group. The Committee and the independent members of the Board of Directors then review the CEO’s performance results against his objectives and consider the CEO’s compensation in light of that performance evaluation. For fiscal 2019 and 2018, high attrition and turnover occurred on our leadership team including in the Chief Executive Officer role. The Committee in partnership with the Board worked to establish the appropriate total compensation targets for on-going and new hire Chief Executive Officers.

Compensation of the Chief Executive Officers for Fiscal 2019 and 2018

The Committee recognizes that special scrutiny is applied to the compensation of the Chief Executive Officer, as the most highly compensated of the named executive officers and the primary leader of the Company. For our two most recent completed fiscal years the Committee, in partnership with our Board of Directors, worked to stabilize our leadership team and drive a stronger alignment between our executive compensation practices and the Company’s performance.

Mr. Lerner, our current President & Chief Executive Officer joined the Company on July 1, 2018, at the start of the second quarter in fiscal 2019 and his total compensation opportunity was structured as follows (i) an annual base salary of $475,000, (ii) a bonus target equivalent to 100% of base salary starting for fiscal 2020 but is ineligible for a potential bonus payment in fiscal 2019, (iii) a promise of intent to grant equity the day the Company becomes current on the filings with the SEC in the form of 400,000 time-based restricted stock units vesting in equal installments over three years subject to Mr. Learner’s continued employment, (iv) a new hire grant in recognition for joining the Company with the promise of intent to grant 150,000 time-based restricted stock units that will vest in full on the first year anniversary date subject to Mr. Lerner’s continued employment, (v) a promise of intent to grant 400,000 performance-based restricted stock units vesting based on the achievement specified level of the 60-Day Average Share Price for the Company’s Common Stock between July 1, 2018, and June 30, 2022.

Mr. Dodson, our current Senior Vice President and & Chief Financial Officer joined the Company on May 31, 2018 and served as Interim Chief Executive Officer until Mr. Lerner joined the Company. Mr. Dodson’s total compensation opportunity was structured as follows: (i) an annual base salary of $400,000, (ii) a bonus target equivalent to 50% of base salary, (iii) a promise of intent to grant equity the day the Company becomes current on the filing with the SEC in the form of 125,000 time-based restricted stock units vesting in equal installments over three years subject to Mr. Dodson’s continued employment, (iv) a one-time grant in recognition of $50,000 worth of stock of his role as Interim Chief Executive Officer, (v) a promise of intent to grant 125,000 performance-based restricted stock units vesting based on the achievement specified level of the 60-Day Average Share Price for the Company’s Common Stock between June 1, 2018, and June 30, 2022.

Mr. Dennis served as our President & Chief Executive Officer from January 16, 2018, through the end of our fiscal 2018, and separated from the Company on May 25, 2018, at the start of our fiscal 2019. Mr. Dennis joined the Company during the fourth quarter of our fiscal 2018 and his target total compensation opportunity was structured as follows (i) an annual base salary of $475,000, (ii) a bonus target equivalent to 100% of his annual base salary beginning with the Company’s fiscal year ending March 31, 2019 (“FY 2019”), (iii) an opportunity to purchase 250,000 stock options of the Company’s Common Stock that vest in equal installments over four years subject to Mr. Dennis’ continued service with the Company, (iv) an equity grant covering 125,000 shares of time-based restricted stock units vesting in equal installments over three years subject to Mr. Dennis’ continued service with the Company, (v) an equity grant of 500,000 shares of performance-based restricted stock units vesting based on the achievement of specified levels of the average of the closing prices for the Company’s Common Stock as reported on the New York Stock Exchange during the highest of the four quarterly periods ended June 30, 2021 (the “Average Price”), and subject to Mr. Dennis’ continued service with the Company. Mr. Dennis was not eligible to participate in the Company’s Fiscal 2018 Short-term Incentive Plan. The Committee believes that the target total compensation structure established for Mr. Dennis accomplishes the following (i) is competitive with our peer group (ii) aligns with our pay-for-performance compensation philosophy and (iii) aligned with the interests of our stockholders.

Mr. Sanchez, one of our board members during fiscal 2019 and 2018, served as our Interim President & Chief Executive Officer from November 7, 2017, through January 16, 2018. In his role, Mr. Sanchez led the efforts in executing against goals that aligned with Company’s strategic transformational plan that included cost reductions (headcount and products), the reduction of 3rd party spend, and optimizing a plan to stabilize the business. Mr. Sanchez was actively involved with other members of the Board in the search for a permanent President & Chief Executive Officer. For his responsibilities as Interim President & Chief Executive Officer, Mr. Sanchez was compensated on a monthly basis and pro-rated for any partial months of service completed as follows (i) a base salary of $50,000 per month, (ii) a short-term cash incentive opportunity of $50,000 per month that may be earned for achievement of equally weighted performance goals relating to the Company’s EBITDA and cost reduction goals as of March 31, 2018, the last day of the Company’s fiscal year and (iii) 40,000 shares of time-based restricted stock units granted per month cliff vesting on November 30 2018. For fiscal 2018, in addition to his monthly salary, Mr. Sanchez satisfied one of two performance incentive goals and earned $57,903 in cash compensation. Specifically, Mr. Sanchez had 50% of his pro-rated bonus target on EBITDA with a goal of $28.6M and the other 50% weighted on organizational restructure cost savings of $9.8M. For both EBITDA and cost saving goals, no bonus is paid unless 100% of the financial goal has been met of which he satisfied the cost savings goal. No threshold or upside potential could be earned on the bonus payout. In addition, Mr. Sanchez was granted a total of 92,645 time-based restricted stock units for serving as Interim Chief Executive Officer. The Board believed the total compensation package set for Mr. Sanchez was competitive and appropriately rewarded him for serving in this role on short notice and for his achievement in satisfying aggressive goals.

Mr. Gacek served as our President & Chief Executive Officer until his separation from the Company on November 7, 2017. For fiscal 2018, Mr. Gacek’s total compensation opportunity was structured as follows (i) an annual base salary of $600,000, (ii) a bonus target equivalent to 100% of his annual base salary with a maximum payout at 200% of his target, (iii) an equity grant covering 51,975 time-based restricted stock units vesting in equal installments over three years subject to continued service with the Company, and (iv) an equity grant covering 63,525 shares of performance-based restricted stock units vesting over three years following the achievement of specified Company performance metrics. Mr. Gacek’s separation occurred in connection with the Company’s Change of Control Agreement dated December 3, 2015. Per this agreement, all of Mr. Gacek’s unvested and outstanding (i.e. unexpired) time-based and performance-based shares were accelerated including any awards granted in fiscal 2018. Including his fiscal 2018 grant, Mr. Gacek had a total of 210,191 shares outstanding (before taxes) subject to release six months and one day after his separation date in accordance with Section 409A of the Internal Revenue Code of 1986. In addition to his equity grant acceleration, Mr. Gacek was also paid a cash lump sum award in the amount of $1.2 million as stated on the Summary Compensation Table.

Elements of Compensation

Consistent with our compensation philosophy and objectives, the Company provides a mix of compensation elements that emphasizes annual cash incentives and long-term equity incentives. Our executive compensation program consists of base salary, an annual incentive opportunity, equity awards with both time and performance-based vesting, minimal perquisites and certain other benefits including health and welfare benefits, change of control, and severance protection.

Base Salary Overview - Base salaries are set competitively to attract and retain executive talent while compensating our named executive officers for their day-to-day responsibilities. The base salaries are typically reviewed annually in June and may be adjusted in accordance with individual performance, market alignment, Company performance, promotions or an increased level of responsibility. As in previous years, the Committee continues to generally position the base salaries of our Chief Executive Officer and other executive officers at market median based on the Peer Group data and other benchmark data from other compensation surveys.

Quantum’s Executive Officer Incentive Plan Overview - All our executive officers participate in the Company’s Executive Officer Incentive Plan (“the Incentive Plan”). The Incentive Plan is structured to support our strategic business plan and reflects the Company’s underlying business conditions. It is intended to provide competitive annual incentive compensation opportunities to our executive officers while supporting our pay-for-performance philosophy by directly linking annual cash incentive compensation levels to both corporate and individual performance. Each Executive Officer has a target annual incentive award opportunity that is expressed as a percentage of his or her base salary. Target annual incentive awards are reviewed, set, and approved annually as part of our executive compensation review. Annual incentive targets are compared to our Peer Group pay levels in combination with other market data and set approximately at the market median.

The Incentive Plan provides for the funding of an annual incentive pool based upon the achievement of one or more pre-established financial or operational performance objectives. If the minimum level of performance is achieved, the Incentive Plan’s pool is funded with a pre-determined amount. As company performance levels increase over the minimum level, the pool’s funding increases incrementally until the maximum performance threshold is attained. Payouts are calculated based on the actual results of the Company performance measured as of the last day of our fiscal year and the threshold, target, and maximum achieved. The Committee may, in its discretion, reduce or prohibit the actual payout of the annual incentive plan.

Equity Awards Program Overview - Historically, the cash compensation of our executive officers has been supplemented with equity awards under the Company’s long-term incentive plan that tie their overall compensation to the performance of the Company’s Common Stock over a period of time. Equity awards are granted to our executive officers to (i) provide at-risk equity compensation consistent with our pay-for-performance philosophy and (ii) align the interests of our executive officers with those of our stockholders by providing them with significant equity stakes in the Company. The Committee determines, on a discretionary basis, whether an equity award should be granted, the form of any equity award and the number of shares of the Company’s Common Stock subject to the equity award.

Establishment of Stock Pool for Annual Equity Awards

Each fiscal year, as part of the development and approval of the Company’s annual compensation program, management recommends, and the Committee evaluates and approves, a stock pool for the purpose of granting annual equity awards to our executive officers and other eligible employees. In establishing the size of this stock pool, the following factors are considered:

•	The market data regarding the size of competitive equity pools;

•	The market data regarding the competitive size and fair value of equity awards provided to similar executive officers and other employees;

•

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

•	The impact of the stock pool on the remaining shares of stock available for grant under the Company’s stockholder-approved long-term incentive plan.

Form of Annual Equity Awards

Prior to fiscal 2018, the use of stock options had been declining as part of our equity compensation program. Following the changes to our executive leaders and our Board members, the Committee believed the use of non-qualified stock options is an appropriate equity vehicle that served the following purposes (i) was attractive to new hires as a portion of their equity mix, (ii) is consistent with the equity practices of our Peer Group 2 that was established in the later part of our fiscal year, (iii) aligned our executive leaders with the strategic objectives of the company, (iv) aligned executive performance to the interests and values of our Shareholders. For fiscal 2018, the use of stock options was once again used as part of our equity compensation programs with the hire of Mr. Dennis. With recommendations from Management and our Executive Compensation Consultant, the Committee approves new hire and annual grants that consist of a strong mix of options, time-based restricted stock units and performance-based restricted stock units. The Committee continues to monitor the Company’s efforts to reduce the dilution, burn rate, overhang and financial accounting compensation expense resulting from the use of various equity awards. The Committee believes the strategic use of restricted stock units both in the forms of time-based and performance-based provides an additional incentive for our executives with some financial value regardless of stock price performance.

•

Time-Based RSUs: The Committee believes the use of time-based RSUs allows the Company to attract new executive talent, offer total compensation packages that are competitive, provide long-term retention interests to our current executive team, and align with our Shareholders’ values of maintaining a stable leadership team through retention.

•

Performance-Based RSUs: The industry-wide best practices among our peers and other technology companies has increased in the use of performance-based equity grants to strengthen the alignment between Executive compensation and Company performance. Starting in fiscal 2014, we used performance-based RSUs for our CEO and expanded this equity model to our senior leaders in fiscal 2015. The use of performance-based RSUs remains highly prevalent in fiscal 2018 among our vice presidents and executive officers.

•

Non-Qualified Stock Options: In fiscal 2018 and with the hire of our CEO, Mr. Dennis, the Committee believed that the use of stock options was not only attractive to new hires, the equity grants directly aligned the long-term compensation opportunity of our executives to the interests of our Shareholders. Mr. Dennis was the only executive during fiscal 2018 to receive an equity grant in the form of non-qualified stock options.

Vesting

Due to the low performance of the stock and in an effort to attract and retain executive talent, the Committee maintains three-year vesting schedules for both our time-based RSUs and performance-based RSUs but with the performance-based RSUs earned contingent upon the Company satisfying pre-established performance goals. Our non-qualified stock options, granted only to Mr. Dennis in fiscal 2018, vest on the anniversary date of the grant in equal installments over a four-year period and subject to continued employment.

Size/Value of Annual Equity Awards

In determining the size of the annual equity awards to be granted individually to our executive officers, the Committee does not establish specific target equity award levels for them. Instead, the Company develops annual equity award grant guidelines for the individual grants. The equity award grant guidelines are developed based on the number of shares of the Company’s Common Stock that are available for the granting of equity awards to our executive officers and incorporate a range that permits variation in the individual grants based on different levels of individual performance. Using these guidelines, the Committee reviews the recommendations by the CEO regarding the size of the equity award to be granted to each of our executive officers (other than with respect to his own award). The recommendations regarding the size of the equity award for each individual executive officer may vary within the established guidelines based on the following factors:

•	Individual performance of each executive officer for the prior fiscal year;

•	Company financial performance for the prior fiscal year;

•

The grant date fair value of equity awards granted to executive officers in similar positions in technology companies of similar size (the “grant date fair value” is equal to the number of restricted stock unit awards multiplied by the market price of the Company’s Common Stock on the date of grant);

•	Internal consistency and comparability in terms of the size of the equity awards among the executive officers; and

•	The number, type and current retentive value of the outstanding equity awards held individually by each of the executive officers.

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

Compensation for Fiscal 2019

Annual Base Salary Fiscal 2019

For the newly hired Officers in fiscal 2019, the Committee partnered with an external executive search firm and our compensation consultant, Compensia, to determine the appropriate market based annual salary amounts.

Named Executive Officer	Title	Fiscal 2018 Salary	Fiscal 2019 Salary
James J. Lerner(1)	President & Chief Executive Officer	—	$475,000
J. Michael Dodson(2)	Chief Financial Officer, Former Interim Chief Executive Officer	—	$400,000
Patrick J. Dennis(3)	Former President & Chief Executive Officer	$475,000	$475,000
Fuad Ahmad(4)	Former Senior Vice President & Chief Financial Officer	$375,000	$375,000
Donald E. Martella Jr.	Senior Vice President Engineering	$355,000	$355,000
Lewis W. Moorehead(5)	Chief Accounting Officer	—	$300,000
Shawn D. Hall	Senior Vice President & General Counsel	$337,608	$337,608
William C. Britts(6)	Former Senior Vice President WW Sales & Marketing	$370,004	$370,004

(1)	Mr. Lerner joined the Company as President & Chief Executive Officer on July 1, 2018 and was not a Named Executive Officer in fiscal 2018.
(2)

Mr. Dodson was hired as the Chief Financial Officer and Interim Chief Executive Officer as which he served from May 31, 2018, to July 1, 2018, when Mr. Lerner joined the Company. Mr. Dodson was not a named executive officer in fiscal 2018.

(3)	Mr. Dennis joined the company as President and Chief Executive Officer on January 16, 2018, and separated from the Company on May 25, 2018.
(4)	Mr. Ahmad separated from the Company on May 30, 2018.
(5)	Mr. Moorehead was not a named executive officer in fiscal 2018.
(6)	Mr. Britts separated from the Company on October 22, 2018.

Quantum Incentive Plan Fiscal 2019

While the objective of our short-term incentive plan is to reward senior leadership with cash incentives based on Company performance, fiscal 2019 continued to present challenges following increased expenses incurred as a result of the on-going SEC investigation and increased efforts on the transformational work to rationalize the Company’s cost structure. Because the Company was trying to stabilize and was not financially performing, no formal incentive program for fiscal 2019 was created or approved by the Committee to include set financial performance metrics.

Equity Awards Fiscal 2019

The Company’s inability to file the quarterly report ending December 31, 2017, due to a subpoena received by the SEC, resulted in Quantum’s inability to be compliant with our filings as of February 9, 2018, the end of our fiscal 2018. As a result of and per the guidance of our external legal advisors, WSGR, the Company could no longer grant or issue stock (“black out period”) until all filings were current and in compliance with the SEC. This blackout period of granting equity awards continued throughout our fiscal 2019 performance year.

In order to attract and recruit a new leadership team including a new President & Chief Executive Officer as well as a Chief Financial Officer, equity awards were approved to be made effective as of the first business day on which the Company becomes current with respect to its filings under the Exchange Act.

The Committee approved the following equity awards:

Executive Officer	Title	Restricted Stock Units	Performance-based Restricted Stock Units
James J. Lerner(1)	President & Chief Executive Officer	550,000	450,000
J. Michael Dodson(2)	Senior Vice President & Chief Financial Officer, Former Interim Chief Executive Officer	139,577	125,000
Patrick J. Dennis	Former President & Chief Executive Officer	—	—
Fuad Ahmad	Former Senior Vice President & Chief Financial Officer	—	—
Donald E. Martella Jr.	Senior Vice President Engineering	—	—
Lewis W. Moorehead(3)	Chief Accounting Officer	50,000	50,000
Shawn D. Hall	Senior Vice President & General Counsel	—	—
William C. Britts(4)	Former Senior Vice President WW Sales & Marketing	30,000	—

(1)

For Mr. Lerner, the Committee approved an award of 400,000 time-based restricted stock units supplemented with a separate award of 150,000 time-based restricted stock units. In addition, the Committee approved an award of 450,000 performance-based restricted stock units as part of his new hire employment offer letter.

(2)

For Mr. Dodson, the Committee approved an award of 125,000 time-based restricted stock units supplemented with a separate award of time-based restricted stock units with a value of $50,000 based on the closing price of May 30, 2018. In addition, the Committee approved an award of 125,000 performance-based restricted stock units as part of his new hire employment offer letter.

(3)	For Mr. Moorehead, the Committee approved an award of 50,000 time-based restricted stock units and 50,000 performance-based restricted stock units as part of his new hire employment offer letter.
(4)	For Mr. Britts, the Committee approved an award of 30,000 time-based restricted stock units.

Compensation for Fiscal 2018

Annual Base Salary Fiscal 2018

Named Executive Officer	Title	Fiscal 2017 Salary	Increase %	Fiscal 2018 Salary
Patrick J. Dennis(1)	President & Chief Executive Officer	—	—	$475,000
Adalio T. Sanchez(2)	Former Interim President & Chief Executive Officer	—	—	$600,000
Jon W. Gacek(3)	Former President & Chief Executive Officer	$600,000	—	$600,000
Fuad Ahmad(4)	Senior Vice President & Chief Financial Officer	$360,000	4.17%	$375,000
William C. Britts	Senior Vice President, WW Sales & Marketing	$370,004	—	$370,004
Robert S. Clark(5)	Senior Vice President, Product Operations	$400,000	—	$400,000
Donald E. Martella Jr.(6)	Senior Vice President, Engineering	$355,000	—	$355,000

(1)	Mr. Dennis joined the Company as President & Chief Executive Officer on January 16, 2018, and separated from the Company on May 25, 2018.
(2)

Mr. Sanchez served as Former Interim President & Chief Executive Officer from November 7, 2017, through January 16, 2018. He was compensated $50,000 base salary for each full month of service and on a prorated, basis for any partial months of service. The annualized salary is displayed in the table above had Mr. Sanchez served in the interim role for 12 months.

(3)	Mr. Gacek served as President & Chief Executive Officer until his separation on November 7, 2017.
(4)

Per Mr. Ahmad’s employment agreement with the Company, Mr. Ahmad’s annual salary was structured as follows: For the first year of employment, his salary was a percentage of the “Total Fee Basis” of $400,000 subject to a 15% placement fee paid to FLG Partners, LLC, a leading CFO consulting and board advisory firm where Mr. Ahmad has been a partner since 2013. The Company paid this fee on behalf of Mr. Ahmad directly to FLG Partners, LLC. This placement fee was reduced to 10% of the “Total Fee Basis” for his second year of employment and further reduced to 5% of the “Total Fee Basis” where it would remain for his third year of employment and any continuing years of service thereafter. For fiscal 2018, Mr. Ahmad’s received an annual salary increase of 4.17% increasing his salary to $375,000, however, the Company only paid 10% of the $400,000 “Total Fee Basis” per the agreement.

(5)	Mr. Clark separated from the Company on May 11, 2018.
(6)	Mr. Martella was not a named executive officer in fiscal 2017.

For fiscal 2018, the Committee agreed that Mr. Gacek’s base salary was aligned with the median base salary of the Company’s Peer Group 1 (which was the only peer group that had been established at the time of this review and decision) and therefore Mr. Gacek did not receive a base salary increase. Mr. Gacek separated from the Company on November 7, 2017, and Mr. Sanchez served as our Interim President & Chief Executive Officer following Mr. Gacek’s departure. Mr. Sanchez was paid a monthly base salary of $50,000 for any full months of service and paid on a pro-rated basis for any partial months of service. Mr. Dennis joined the Company on January 16, 2018, as our President & Chief Executive Officer. The Committee partnered with our external Executive Compensation Consultant, Compensia, to determine a median base salary that was competitive and aligned to the Company’s Peer Group 2 (established and approved throughout our fiscal 2018).

Prior to his departure and as part of the annual review process, Mr. Gacek reviewed the salaries for his staff and made salary increase recommendations to the Committee based on the following considerations: (i) base salaries for each of these named executive officers is approximately at the market median for comparable executive officer positions within the Peer Group (Peer Group 1 used), (ii) is reflective of the role and contribution of each officer within the Company, (iii) provides each officer with a competitive base salary that will assist the Company in retaining executive talent, and (iv) maintains internal equity for comparable executive positions. As a result of this annual evaluation, Mr. Gacek recommended, and the Committee approved a 4.17% increase for Mr. Ahmad.

In the fourth quarter of fiscal 2018, in an effort to reduce expenses, Management recommended and implemented a temporary 15% salary reduction to all Vice Presidents and above including Mr. Dennis. The reduction in salaries were effected for nearly the entire fourth quarter and the amounts were reinstated on April 1, 2018, the start of fiscal 2019.

Quantum Incentive Plan Fiscal 2018

Named Executive Officer	Title	Fiscal 2018 Target
Patrick J. Dennis(1)	President & Chief Executive Officer	0%
Adalio T. Sanchez(2)	Former Interim President & Chief Executive Officer	100%
Jon W. Gacek(3)	Former President & Chief Executive Officer	100%
Fuad Ahmad	Senior Vice President & Chief Financial Officer	50%
William C. Britts	Senior Vice President WW Sales & Marketing	50%
Robert S. Clark	Senior Vice President Product Operations	50%
Donald E. Martella Jr.	Senior Vice President Engineering	50%

(1)

Mr. Dennis started with the Company in Q4 fiscal 2018 on January 16, 2018. Per his offer letter, Mr. Dennis was not eligible to participate in the Fiscal 2018 bonus program but would have a bonus target equal to 100% his base salary for the fiscal 2019 performance year.

(2)

Mr. Sanchez, the Former Interim President & Chief Executive Officer, was offered a $50,000 bonus target for every month of service and pro-rated for every partial month he served. If calculated on an annual basis, this equates to 100% target of his annual salary.

(3)

Mr. Ahmad’s annual incentive target is 50% of his “Total Fee Basis” of $416,667 inclusive of a 4.17% salary increases in fiscal 2018 and subject to a 10% placement fee based on the prior “Total Basis Fee” of $400,000 paid to FLG Partners, LLC.

The Committee determined that the target annual incentive award opportunities for all of the named executive officers were generally aligned with the market median. Although each named executive officer has an annual incentive target opportunity, actual incentive awards for our executive officers under The Incentive Plan may be above or below the established target opportunities and may be eliminated entirely, depending on actual Company and individual performance. For the CEO, Officers and direct reports to the CEO, the maximum payout opportunity remains 200% of the target opportunity.

Performance Metrics and Targets of The Executive Officer Incentive Plan for Fiscal 2018

For fiscal 2018, the Committee approved the use of one financial performance metric including non-U.S. GAAP Operating Income. While the Incentive Plan has a single metric, the focus on operating income is a critical measure of success for the fiscal year and is balanced by a focus on revenue growth in the long-term incentive plan. The Committee continues to believe that non-U.S. GAAP operating income is an appropriate measure of our financial performance, as it reflects the level of growth resulting from the successful execution of our annual operating plan consistent with producing an appropriate return for our stockholders and satisfying our obligations to our debt holders. (For purposes of the Incentive Plan, “non-U.S. GAAP operating income” is defined as operating income reduced by acquisition expenses, amortization of intangibles, Crossroads patent litigation costs, goodwill impairment, outsourcing transition costs, proxy contest and related costs, restructuring charges, share-based compensation charges and Symform expenses, net.)

The Incentive Plan provides for the funding of a single pool for all employees based upon the over-achievement of pre-established non-U.S. GAAP operating income target performance levels. The target performance levels for fiscal 2018 were set at the beginning of the fiscal year in conjunction with the approval of our annual operating plan. The annual operating plan is considered and discussed extensively by our Board and senior management before it is approved by the Board. The annual operating plan non-U.S. GAAP operating income target for fiscal 2018 was $28.0 million.

Funding of Executive Officer Incentive Plan

For fiscal 2018, following management recommendations, the Committee agreed to fund the Incentive Plan based on the over-achievement of certain levels of non-U.S. GAAP operating income performance. The incentive pool would not be funded until the threshold performance for non-U.S. GAAP operating income of $37.2 million or 133% annual operating plan had been achieved. If satisfied, the pool would fund $4.5 million with actual incentives earned at 27.8% of target. Provided the threshold performance is satisfied and an incentive pool is funded, an additional $5.5 million would fund following non-U.S. GAAP operating income performance of $47.2 million resulting in actual incentives earned at 62.5% of target. From there, the incentive pool would fund up to an additional $6.5 million for non-U.S. GAAP operating income performance of $57.2 million with actual incentives earned at 100% of target. While all incentives are capped at 150% of target for bonus eligible employees and 200% for our CEO, Officers and the CEO’s direct reports, this requires significant overachievement of company performance. For fiscal 2018, performance achievement of 204% annual operating plan on non-U.S. GAAP operating income must be satisfied to achieve 100% bonus target.

It is the responsibility of our CEO to recommend incentive awards for our executive officers (other than himself or herself) under the Incentive Plan, based on the total level of incentive funding, the individual target annual incentive award opportunities and based on the assessment of each individual performance for the fiscal year. The Committee ultimately approves all incentive awards to our executive officers under the Executive Officer Incentive Plan and is not bound by the recommendations of our CEO. The independent members of the Board of Directors determine the incentive award, if any, payable to our CEO under the Executive Officer Incentive Plan from the funded incentive pool.

Following the completion of fiscal 2018, the Committee compared our actual non-U.S. GAAP operating income results to the annual target performance levels. Since our reported fiscal 2018 non-U.S. GAAP operating income did not exceed the minimum performance levels necessary to begin funding the incentive pool, the Committee concluded that an incentive pool would not be funded for fiscal 2018. As a result, no annual incentives were paid to our CEO, executives, or any other employees under the Incentive Plan.

Given the special events that occurred in fiscal 2018 with the changes in leadership, Mr. Gacek and Mr. Sanchez received cash incentives as disclosed on the Summary Compensation Table. Specifically, Mr. Gacek who separated from the Company on November 7, 2017, was paid $1.2 million in accordance with the terms of his Change of Control agreement. Mr. Gacek’s payment was subject to Section 409A of the Internal Revenue Code of 1986 and the actual payment was made six (6) months and one (1) day following the date of Mr. Gacek’s separation date.

For Mr. Sanchez, our Former Interim President & Chief Executive Officer from November 7, 2017, until January 16, 2018, the Board approved a $50,000 per month bonus target pro-rated for any partial months of service. The Board set and approved two equally weighted financial goals for Mr. Sanchez structured as follows (i) 50% of his bonus target on EBITDA based on the achievement of $28.6 million as of March 31, 2018, the Company’s last day of the fiscal year (ii) 50% of his bonus target on organizational restructure cost savings goal of $9.8 million. No bonus is earned for partial attainment of the set goals and there is no upside opportunity for over achievement of these goals. For fiscal 2018, our reported EBITDA did not meet or exceed the performance target necessary for funding. Mr. Sanchez did exceed the restructuring cost savings goal and therefore earned $57,903 of his $115,806 incentive target.

Sales Compensation Plan for Fiscal 2018

Mr. Britts also participates in the Company’s Sales Compensation Plan. The Sales Compensation Plan is a standard commission plan in which all of the Company’s commissioned employees participate and provides commission payments based upon sales of the Company’s products and the attainment of specified individual quotas. For fiscal 2018, Mr. Britts’ quota was $484.1 million based on the sale of the Company’s branded products and services. During fiscal 2018, Mr. Britts earned total commissions of $73,445 which was below his annual commission target of $200,000. Commission targets for Mr. Britts were based on weightings between various strategic product groups and other revenue.

Equity Awards Fiscal 2018

The Committee approved the following annual equity awards to the named executive officers in fiscal 2018 (with the number of performance-based restricted stock units shown at target levels) using the factors described above for purposes of determining the size of the individual equity awards.

Executive Officer	Title	Non-Qualified Stock Options	Restricted Stock Units	Performance-based Restricted Stock Units
Patrick J. Dennis(1)	President & Chief Executive Officer	250,000	125,000	500,000
Adalio T. Sanchez(2)	Former Interim President & Chief Executive Officer		92,645
Jon W. Gacek(3)	Former President & Chief Executive Officer		51,975	63,525
Fuad Ahmad(4)	Senior Vice President & Chief Financial Officer		45,000	30,000
William C. Britts	Senior Vice President, WW Sales & Marketing		25,000	30,000
Robert S. Clark	Senior Vice President, Product Operations		20,000	25,000
Donald E. Martella Jr.	Senior Vice President, Engineering		20,000	25,000

(1)

Mr. Dennis was granted 125,000 time-based restricted stock units and 500,000 performance-based restricted stock units as part of his new agreement. In addition, Mr. Dennis was awarded 250,000 non-qualified stock options.

(2)

Mr. Sanchez was granted 40,000 shares per month and pro-rated for any partial months of service during his time as Former Interim President & Chief Executive Officer from November 7, 2017, until January 16, 2018.

(3)

Mr. Gacek was granted 51,975 time-based restricted stock units and 63,525 performance-based restricted stock units as part of the Company’s annual grant cycle as approved by the Board. Mr. Gacek separated from the Company on November 7, 2017, under the Company’s Restated Change of Control Agreement dated December 3, 2015. Per this Agreement, Mr. Gacek’s fiscal 2018 grant was fully accelerated along with any unvested and outstanding (i.e. unexpired) shares. Mr. Gacek had a total of 210,191 shares outstanding including his fiscal 2018 grant. These shares were subject to release to Mr. Gacek six months and one day after his separation date following the terms of the Agreement and in accordance with Section 409A of the Internal Revenue Code of 1986.

(4)	Mr. Ahmad was awarded 20,000 time-based restricted stock units on December 1, 2017, in addition to his annual grant as recognition for his accomplishments on restructuring the Company’s debt.

Fiscal 2018 Equity Program Evaluation

When evaluating the equity program for fiscal 2018, the Committee took into consideration a number of factors when approving recommendations for the annual grant process including: the strategic direction for fiscal 2018, the size of the equity pool and the number of shares available in the 2012 Plan, impacts on burn rate and equity dilution, the appropriate pay mix on time-based awards vs. performance-based awards, and the value of the equity awards for our named executive officers in comparison to our Peer Group.

In the early part of our fiscal 2018, the Committee believed that to manage a competitive equity program that attracted, rewarded and retained executive talent while operating within the above factors, the Company should continue to offer a combination of time-based and performance-based RSUs. In the later part of our fiscal 2018 and following a steady decline in our stock price, the Committee believed that the use of non-qualified stock options was a preferred use equity tool to attract executive talent while strengthening the alignment between pay and performance. To that end, no changes were made to the time-based equity program from our prior fiscal year.

The performance-based RSUs for fiscal 2017 were aligned to one financial performance metric; an internal revenue target. Senior management and the Committee wanted to further the alignment between Company performance and the performance-based equity program for our executive officers. For fiscal 2018, the Committee approved the following performance-based RSU construct per the recommendations from senior management (i) an operating gate that no performance-based RSUs will be earned unless the actual fiscal 2018 Earnings Per Share (“EPS”) performance was greater than the actual fiscal 2017 EPS performance (ii) achievement of specific performance goals for an internal revenue metric. Once the EPS operating gate has been achieved, then 50% of the target performance-based RSUs are earned once the threshold revenue target has been satisfied. From there, additional performance-based RSUs are earned scaling linearly as the achievement of internal revenue performance increases until a maximum achievement of 150% of the target performance-based RSUs have been achieved. All of our executive officers were granted a 55/45 mix of performance-based and time-based equity awards with the same financial performance metrics except for Mr. Martella, who had an additional goal tied to a broad engineering project.

As our company performance and stock price continued to decline throughout our fiscal 2018, and with changes to our leadership team, the Committee felt it was important to consider the use of non-qualified stock options as seen with Mr. Dennis’ employment agreement.

Mr. Gacek

In determining the equity award for Mr. Gacek for fiscal 2018, the Committee reviewed the median grant date fair value of equity awards and mix of performance-based and non-performance-based based equity from the Company’s Peer Group (for comparison purposes, Peer Group 1 was used as this was the only Peer Group established at the time and prior to our Peer Group revisions during the fiscal year). The Committee decided that a 55/45 mix consisting of 63,525 performance-based RSUs and 51,975 time-based RSUs was appropriate and consistent with market. At the time the Committee reviewed and recommended the equity awards for Mr. Gacek and our other named executive officers, the stock price was $6.96 as of the last day of our fiscal 2017, after adjusting for a 1-for-8 reverse stock split on April 18, 2017, the start of our fiscal 2018. Using this stock price value as reference, the size of Mr. Gacek’s target equity grant was less than the 25th percentile of the Peer Group and the Committee believed the size of this grant was appropriate given the Company’s financial performance and constraints with the number of available shares in the equity pool.

The time-based RSUs and performance-based RSUs vest in equal installments over three years on the anniversary of the grant date of July 1, 2017, subject to continued employment and the achievement of the fiscal 2018 EPS and revenue performance goals. Because Mr. Gacek’s departure from the Company on November 7, 2017, occurred in accordance with his Change of Control agreement, the time-based and equity awards granted in fiscal 2018 were accelerated and the performance-based awards deemed satisfied. In combination with Mr. Gacek’s fiscal 2018 grant, any outstanding equity was also accelerated for a total of 210,191 shares outstanding (before taxes) subject to release six months and one day after his separation date in accordance with Section 409A of the Internal Revenue Code of 1986.

Mr. Sanchez

Following the departure of Mr. Gacek on November 7, 2017, Mr. Sanchez stepped down from his position on the Board to fill in as Interim President & Chief Executive Officer until a full-time replacement was found. With guidance from Compensia, the Board approved a monthly grant of 40,000 time-based restricted stock units for any full months of service completed and pro-rated for any partial months of service vesting on November 30, 2018, subject to continued service as employee or member of the Board. If for any reason Mr. Sanchez’s employment was terminated prior to the next annual meeting for any reason other than voluntary separation, the shares fully vest upon termination. For fiscal 2018, and for the duration of time as Interim President & Chief Executive Officer, Mr. Sanchez was granted a total of 92,645 time-based RSUs.

Mr. Dennis

In the search for a permanent Chief Executive Officer, the Committee partnered with Compensia for advisement on an executive new hire offer that was properly structured to attract top talent executives, was strongly aligned to Company performance, and targeted approximately the 50th percentile of our revised Fiscal 2018 Peer Group (Peer Group 2). As discussed in the Peer Group section of this analysis, Peer Group 2 was approved during fiscal 2018 replacing the prior Peer Group and was used for executive pay benchmarking comparisons beginning August 2017. Mr. Dennis joined the company on January 16, 2018, succeeding Mr. Sanchez as our President & Chief Executive Officer. For fiscal 2018 and per his offer letter agreement, Mr. Dennis’ equity compensation was structured as follows:

(1) Stock Options: Mr. Dennis was granted 250,000 non-qualified stock options vesting in equal installments over four years on the first, second, third, and fourth anniversary date of the grant and subject to Mr. Dennis’ continued services with the Company.

(2) Time-based RSUs: Mr. Dennis was granted 125,000 vesting in equal installments over three years on the first, second, and third anniversary date of the grant and subject to Mr. Dennis’ continued services with the Company.

(3) Performance-based RSUs: Mr. Dennis was granted a maximum of 500,000 shares of the Company’s Common Stock. The performance-based RSUs vest based on the achievement of specified levels of the average of the closing prices for the Company’s Common Stock as reported on the New York Stock Exchange during the highest of the four quarterly periods ending June 30, 2021 (the “Average Price”), and subject to Mr. Dennis’ continued service with the Company. Specifically, the performance criteria for the performance-based RSUs was established as follows:

(a) The Average Price be at least $8.00, otherwise no performance-based RSUs are earned.

(b) The maximum of 500,000 shares are earned if the Average Price is at least $13.00.

(c) If the Average Price is between $8.00 and $13.00, the number of shares earned will increase linearly from 0 shares to 500,000 shares with an increase of 100,000 shares for each $1.00 increase in the Average Price over $8.00.

(d) Shares that become eligible to vest based on the Average Price achievement vest upon the Committee’s certification of the Average Price achievement on June 30, 2021, subject to Mr. Dennis’ continued service with the Company.

(e) Upon the event of a Change of Control and per Mr. Dennis’ Change of Control Agreement, any performance-based RSUs that will become eligible to vest based on Average Price achievement will be determined based on the value or amount of the consideration payable to holders of Company’s Common Stock in connection with the Change of Control, provided that vesting will be subject to continued service with the Company (or its successor as applicable) through June 30, 2021, subject to any earlier vesting under the 2012 Plan, the award agreement governing the performance-based RSUs, or the Change of Control Agreement.

Mr. Dennis voluntarily separated from the Company on May 25, 2018, following the end of our fiscal 2018, forfeiting his fiscal 2018 equity grants.

Other Named Executive Officers

At the time the annual equity awards were being decided for our named executive officers, Mr. Gacek was our President and Chief Executive Officer. Mr. Gacek provided the Committee with target annual equity awards for the other named executive officers, which took into account (i) the leadership position of each named executive officer, (ii) the named executive officer’s level of individual performance, (iii) the role of each named executive officer and the scope of their responsibilities, (iv) the Company’s financial performance for the prior fiscal year, (v) the current equity holdings of each named executive officer, and (vi) restrictions on the size of the equity pool.

The Committee reviewed the recommendations from Mr. Gacek for the executive officers in combination with market data that compared the size of the internal equity awards to that of comparable positions in companies of similar size. While it is always the intention to keep the target value of internal equity comparable to market and Peer Group medians, the Committee took into consideration other factors including the current stock price performance, the financial performance of the Company for the prior year, and the number of shares remaining available for grant in the 2012 Plan. The guidelines for the annual equity mix target were 55% performance-based to 45% time-based for our named executive officers. All of the performance-based restricted stock units vest in equal installments over three-years on each anniversary of the grant date of July 1, 2017, subject to satisfying predetermined company financial goals.

The Company performance goals for all other executive officers were identical to that described for Mr. Gacek except for Mr. Martella who had an additional goal tied to a specific engineering project. For fiscal 2018, the officers were granted 50% of target performance-based RSUs upon the attainment of the meeting specific financial goals and can earn a maximum grant of 150% of their target performance-based RSUs for exceptional performance. Based on the Company’s financial results as of March 31, 2018, the financial metrics were not achieved and therefore no performance-based shares were earned with the exception of Mr. Gacek whose shares were accelerated per the conditions of his Change of Control Agreement.

Timing & Pricing of Equity Awards

Equity grants are made on an annual basis upon the review and approval of the Committee. Equity grants may occur outside the annual process for the following reasons: specific one-time events, new hire awards, recognizing and retaining key talent or for discretionary purposes. The Committee has instituted a policy that all equity awards will be approved either at a regularly scheduled Committee meeting, with the annual schedule of such meetings established prior to the beginning of the fiscal year, or by unanimous written consent on the first day of each month, or as close as reasonably possible to the first day of the month. The actual grant date for equity awards under this policy is the later to occur of the first day of the month or the day the last member of the Committee executes a written consent approving in writing the equity award grant.

As required by the Company’s long-term incentive plan, the exercise price for any stock option grants is set at not less than the closing market price of our Common Stock on the date of grant or, if the date of grant falls on a weekend or holiday, the closing price on the immediately preceding business day.

Perquisites and Other Benefits

Perquisites - We offer Company-paid financial counseling and tax preparation services to our executive officers and non-executive vice presidents. Our executive officers are entitled to receive up to $6,000 in their initial year of participation and an additional $3,500 per year thereafter to reimburse them for the cost of such services. The Committee considers this expense to be minimal and appropriate given the level of the executive officers’ responsibilities. Other than this perquisite and the non-qualified deferred compensation plan discussed below, we do not provide any other perquisites or personal benefits to our executive officers that are not available to all other full-time employees.

Employee Stock Purchase Plan - We offer all employees, including our executive officers, the ability to acquire shares of the Company’s Common Stock through a tax-qualified Employee Stock Purchase Plan (“ESPP”). This plan allows employees to purchase shares of the Company’s Common Stock at a 15% discount relative to the market price. The Committee believes that the ESPP is a cost-efficient method of encouraging employee stock ownership. For fiscal 2018, employee contributions for the ESPP were suspended shortly after the February 5, 2018, purchase following the pending Securities and Exchange Commission’s investigation limiting our ability to administer stock including collecting funds for the ESPP program.

Health and Welfare Benefits - We offer health, welfare, and other benefit programs to substantially all full-time employees. We share the cost of health and welfare benefits with our employees, the cost of which is dependent on the level of coverage an employee elects. The health and welfare benefits offered to our executive officers are identical to those offered to other full-time employees.

Qualified Retirement Benefits - All U.S.-based employees, including our executive officers, are eligible to participate in the Company’s tax-qualified 401(k) Savings Plan. Participants may defer cash compensation up to statutory IRS limits and may receive a discretionary matching Company contribution. The matching contribution for our executive officers is reported in a footnote to the Summary Compensation Table. Participants direct their own investments in the Company’s tax-qualified 401(k) Savings Plan, which does not include an opportunity to invest in shares of the Company’s Common Stock.

Non-Qualified Deferred Compensation Plan - We maintain a non-qualified deferred compensation plan which allows select employees, including our executive officers, to contribute a portion of their base salary and annual bonus payouts to an irrevocable trust for the purpose of deferring federal and state income taxes. Participants direct the deemed investment of their deferred accounts among a pre-selected group of investment funds, which does not include shares of the Company’s Common Stock. The deemed investment accounts mirror the investment options available under the Company’s 401(k) Savings Plan. Participants’ deferred accounts are credited with interest based on their deemed investment selections. Participants may change their investment elections on a daily basis, the same as they may under the Company’s 401(k) Savings Plan. We do not make employer or matching contributions to the deferred accounts under the non-qualified deferred compensation plan. We offer the non-qualified deferred compensation plan as a competitive practice to enable us to attract and retain top talent. During fiscal 2018, none of our executive officers participated in the non-qualified deferred compensation plan.

Change of Control Severance Policy, Employment Agreements and Severance Agreements

Change of Control Agreements

Our Change of Control (“CoC”) Agreements are designed to secure the best interests of the Company and our Stockholders by maintaining the continued dedication and objectivity of key Employees during the possibility, threat or occurrence of a Change of Control. The goal is to provide the Employee with the compensation arrangement and stock benefits upon an Involuntary Termination as defined within the CoC so that the Employee will have financial security and remain with the Company prior to a potential Change of Control.

Our CoC Agreements were last modified and became effective at the beginning of fiscal 2019. Details of these modification and current arrangements are described further in “Potential Payment Upon Termination or Change of Control.”

Employment Offer Letters

We have entered employment offer letters for all of our Chief Executive Officers and Chief Financial Officers including any individual serving as Interim for each of these roles. Our offer letters provides for certain severance benefits in the event of a qualifying termination of employment that is not associated with a change of control of the Company as described in “Potential Payments Upon Termination or Change of Control”. Each of our named executive officer’s employment is at will and the named executive officer may be terminated at any time and for any reason, with or without notice.

We entered into an offer letter with Mr. Britts at the time of his initial employment with Quantum. This offer letter provided for certain severance benefits in the event of a qualifying termination of employment that is not associated with a change of control of the Company, subject to Mr. Britts’ execution of a separation agreement and general release.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to the Company and to its executives. To maintain maximum flexibility in designing compensation programs, the Compensation Committee, while considering company tax deductibility as one of its factors in determining compensation, does not limit compensation to those levels or types of compensation that are intended to be deductible. For example, the Executive Officer Incentive Plan for fiscal 2018 was intended to comply with the exemption for performance-based compensation under Section 162(m) of the Internal Revenue Code (“Section 162(m)”). The Tax Cuts and Jobs Act repealed the exemption for performance-based compensation under Section 162(m) for tax years commencing after December 31, 2017. However, certain compensation is specifically exempt from the deduction limit under a transition rule to the extent that it is “performance-based” as defined in Section 162(m) and subject to a written binding contract under applicable law in effect as of November 2, 2017 that is not later modified in any material respect.

Section 409A of the Internal Revenue Code of 1986

Section 409A of the Internal Revenue Code of 1986 (“Section 409A”) imposes additional significant taxes in the event that an executive officer, director or other service provider receives deferred compensation that does not meet the requirements of Section 409A. Section 409A applies to traditional nonqualified deferred compensation plans, certain severance arrangements, and certain equity awards. As described above, we maintain a non-qualified deferred compensation plan, have entered into severance and change of control agreements with our executive officers and grant equity awards. However, to assist in the prevention of adverse tax consequences under Section 409A, we structure our equity awards in a manner intended to comply with or be exempt from the applicable requirements of Section 409A. With respect to our non-qualified deferred compensation plan and the severance and change of control agreements, we have determined that such agreements are in compliance with or are exempt from Section 409A.

Accounting Considerations

We follow the applicable accounting rules for our stock-based compensation. The applicable accounting rules require companies to calculate the grant date fair value of stock-based awards. This calculation is performed for accounting purposes and reported in the compensation tables, even though the equity award recipients may never realize any value from their awards. The applicable accounting rules also require companies to recognize the compensation cost of their stock-based awards in their income statements over the period that a recipient is required to render service in exchange for the equity award. Compensation cost for stock-based awards with performance conditions is recognized only when it is probable that the performance conditions will be achieved.

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

A balanced mix of compensation programs that focus our employees on achieving both short and long-term objectives, that include both performance-based and non-performance-based pay, and that provide a balanced mix of cash and equity compensation;

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

Incentives focused on the use of reportable and broad-based internal financial metrics (non-U.S. GAAP operating income and revenue);

Pay positioning targeted at the market median based on a reasonable competitive peer group and published surveys;

Multi-year service-based vesting requirements with respect to equity awards; and

Risk mitigators, including stock ownership guidelines for the CEO and Board of Directors and stock pledging policies are in place.

Based on the assessment conducted for fiscal 2018, we believe that our compensation programs are not likely to create excessive risks that might adversely affect the Company.

EXECUTIVE COMPENSATION

The following table lists the compensation for our named executive officers as of the end of fiscal 2019 for fiscal years 2019, 2018, and 2017.

Summary Compensation Table – Fiscal 2019

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)	Total
James J. Lerner President & Chief Executive Officer(5)	2019	$337,981	$0	$1,913,500	$0	$0	$0	$1,910	$2,253,391
J. Michael Dodson SVP Chief Financial Officer & Former Interim Chief Executive Officer(5)	2019	$318,462	$0	$730,148	$0	$0	$0	$44,363	$1,092,973
Patrick J. Dennis Former President & Chief Executive Officer(6)	2019	$88,606	$0	$0	$0	$0	$0	$5,720	$94,326
	2018	$70,793	$0	$2,885,000	$1,071,025	$0	$0	$0	$4,026,818
Fuad Ahmad Former Senior Vice President & Chief Financial Officer(6)	2019	$74,279	$0	$0	$0	$0	$0	$70,146	$144,425
	2018	$364,543	$0	$541,950	$0	$0	$0	$1,442	$907,935
	2017	$315,154	$0	$761,000	$0	$0	$0	$2,354	$1,078,508
Donald E. Martella Jr. Senior Vice President Engineering	2019	$352,952	$0	$0	$0	$0	$0	$0	$352,952
	2018	$347,832	$0	$351,450	$0	$0	$0	$4,644	$703,926
Lewis W. Moorehead Chief Accounting Officer(5)	2019	$121,154	$0	$193,833	$0	$0	$0	$0	$314,987
Shawn D. Hall Senior Vice President & General Counsel	2019	$318,780	$0	$0	$0	$0	$0	$2,352	$321,132
	2018	$329,445	$0	$351,450	$0	$0	$0	$2,686	$683,581
	2017	$332,608	$0	$280,260	$0	$0	$0	$9,039	$621,907
William C. Britts Former Senior Vice President, WW Sales and Mktg(6)	2019	$219,868	$0	$91,200	$0	$93,982	$0	$0	$405,050
	2018	$362,533	$0	$429,550	$0	$73,445	$0	$0	$865,528
	2017	$370,004	$0	$167,760	$0	$105,643	$0	$0	$643,407

(1)	The amounts reported in the Salary column represent the dollar value of the cash base salaries earned in fiscal 2019.
(2)

During fiscal 2019, equity awards were approved to be made effective as of the first business day on which the Company becomes current with respect to its filings under the Exchange Act. The amounts reported represent the aggregate grant date fair value, calculated in accordance with ASC Topic 718 for stock-based payment transactions and exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in the calculation of the value are disclosed under Note 7, Stock Incentive Plans and Stock-Based Compensation in the Company’s Annual Report on Form 10-K filed with the SEC on August 6, 2019.

(3)

For Mr. Britts, the total amount reported includes a total cash commission payment of $93,982 under the Fiscal 2018 Sales Compensation Plan. Mr. Britts separated from the Company on October 22, 2018, and this amount represents the commissions he earned against his prior fiscal year plan.

(4)	The amounts listed in All Other Compensation column of the Summary Compensation Table for fiscal 2019 consist of the following:

Name	401(k) Matching Contributions(a)	Severance Payments(b)	Financial Planning(c)	Vacation Paid upon Termination(d)	Other Comp(e)
James J. Lerner			$1,800
J. Michael Dodson					$44,364
Patrick J. Dennis				$5,721
Fuad Ahmad		$48,078		$22,068
Donald E. Martella Jr.
Lewis W. Moorehead
Shawn D. Hall			$2,352
William C. Britts

(a)	The Company did not make any 401(k) matching contributions in fiscal 2019.
(b)	Mr. Ahmad separated from the Company on May 30, 2018, and received a cash severance payment.
(c)	Payments include reimbursement for financial counseling and tax preparation services up to a maximum of $3,500 per year.
(d)	Payments include accrued vacation time paid out upon termination.
(e)	Other compensation includes reimbursements housing/travel/relo expenses for Mr. Dodson.
(5)

Messrs. Lerner, Dodson, and Moorehead were not Named Executive Officers prior to fiscal 2019. Mr. Moorehead, joined the Company on October 22, 2018, as Chief Accounting Officer and appointed to a Section 16 Officer effective January 29, 2019.

(6)	Messrs. Dennis, Ahmad, and Britts separated from the Company on May 25, 2018, May 30, 2018, and October 22, 2018, respectively and forfeited any unearned and unvested equity.

Grants of Plan-Based Awards for Fiscal Year 2019

The following table presents information on plan-based awards granted to our named executive officers during fiscal 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James J. Lerner	7/1/2018	—	—		—	—	—	—	400,000	—		$880,000
	7/1/2018	—	—		—	—	—	—	150,000	—	—	$330,000
	7/1/2018	—	—		—	—	450,000	—	—	—	—	$703,500
	—		$0
J. Michael Dodson	6/1/2018	—	—		—	—	—	—	14,577	—	—	$44,314
	6/1/2018	—	—		—	—	—	—	125,000	—	—	$380,000
	6/1/2018	—	—		—		125,000		—	—	—	$305,834
	—		$0
Patrick J. Dennis	—	—	—		—	—	—	—	—	—	—	—
	—	—	—		—	—	—	—	—	—	—	—
	—
Fuad Ahmad	—	—	—		—	—	—	—	—	—	—	—
	—	—	—		—	—	—	—	—	—	—	—
	—
Donald E. Martella Jr.	—	—	—		—	—	—	—	—	—	—	—
	—	—	—		—	—	—	—	—	—	—	—
	—		$0
Lewis W. Moorehead	11/1/2018	—	—		—	—	—	—	50,000	—	—	$114,000
	11/1/2018	—	—		—	—	50,000	—	—	—	—	$79,833
	—		$0		—
William C. Britts	6/1/2018	—	—		—	—	—	—	30,000	—	—	$91,200
	—	—	—		—					—	—
	—	—	$0		—	—	—	—	—	—	—
	—		200,000	(4)						—	—

(1)

The Fiscal 2019 Performance Share Units (PSUs) are earned based on the achievement of specified levels of the average closing prices of a Share during any sixty (60) day trading period on a National Exchange occurring between July 1, 2018 and June 30, 2022 for Mr. Lerner and June 1, 2018 and May 31, 2022 for Mr. Dodson and Mr. Moorehead.

(2)

Restricted Stock Units (RSUs) will vest (based on continued employment) in equal installments annually over three years on each anniversary of the award’s grant date, which for accounting purposes is determined to be the date the award was approved, although each award will be effective as of the first business day on which the Company becomes current with respect to its filings under the Exchange Act.

(3)

The amounts reported were computed in accordance with ASC 718, excluding the effect of estimated forfeitures. See Note 7, Stock Incentive Plans and Stock-Based Compensation in the Company’s Annual Report on Form 10-K filed on August 6, 2019, regarding assumptions underlying the valuation of equity awards.

(4)

Amount reflects sales commissions target payments pursuant to the Fiscal Year 2018 Sales Compensation Plan based on the sale of the Company’s branded products and branded services. The applicable quota for fiscal 2018 was $484.1 million. Mr. Britts earned $93,982 in commissions following his separation from the Company on October 22, 2018.

Outstanding Equity Awards at Fiscal Year End 2019

The following table provides information with respect to outstanding stock options and restricted stock unit awards held by our named executive officers as of March 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
James J. Lerner						150,000	(9)	$357,000
						400,000	(10)	$952,000
									450,000	(11)	$703,500
J. Michael Dodson						125,000	(6)	$297,500
						14,577	(7)	$34,693
									125,000	(8)	$305,834
Donald E. Martella Jr.						3,125	(1)	$7,438
						7,500	(2)	$17,850
						13,333	(5)	$31,733
						5,875	(3)	$13,983
Lewis W. Moorehead						50,000	(12)	$119,000
									50,000	(13)	$119,000
Shawn D. Hall						3,125	(1)	$7,438
						7,500	(2)	$17,850
						5,208	(4)	$12,395
						13,333	(5)	$31,733
						5,875	(3)	$13,983

(1)	Granted 7/1/15; vest annually over four years beginning 7/1/15, subject to continued employment.
(2)	Granted 7/1/16; vest annually over three years beginning 7/1/16, subject to continued employment.

(3)

Granted on 7/1/16; Shares earned on 3/31/17 as performance condition threshold was satisfied. Vest annually over three years beginning 7/1/16. Quantum’s reverse split on 4/18/17 removed the fractional unvested share to final tranche, subject to continued employment.

(4)	Granted 3/2/17; vest annually over three years beginning 3/2/17, subject to continued employment.
(5)	Granted 7/1/17; vest annually over three years beginning 7/1/17, subject to continued employment.
(6)

Approved on 6/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annually over three years beginning 6/1/18. Adjusted 6/1/19 vest to the date when the Company becomes current with its Exchange Act filings.

(7)

Approved on 6/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; cliff vest on 6/1/19. Adjusted to the date when the Company becomes current with its Exchange Act filings.

(8)

Approved on 6/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annually over three years beginning 6/1/18 subject to satisfying performance-based criteria (based on continued employment).

(9)

Approved on 7/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; cliff vest on 7/1/19. Adjusted to the date when the Company becomes current with its Exchange Act filings.

(10)

Approved on 7/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annually over three years beginning 7/1/18. Adjusted to vest to the date when the Company becomes current with its Exchange Act filings.

(11)

Approved on 7/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annually over three years beginning 7/1/18 subject to satisfying performance-based criteria (based on continued employment).

(12)	Approved on 11/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annual over three years beginning 11/1/18.
(13)

Approved on 11/1/18 and to be made effective when the Company becomes current with its Exchange Act filings; vest annually over three years beginning 11/1/18 subject to satisfying performance-based criteria (based on continued employment).

Option Exercises and Stock Vested in Fiscal 2019

The following table provides information on stock option exercises and restricted stock and restricted stock unit vesting for our named executive officers during fiscal 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James J. Lerner	—	—	—	—
J. Michael Dodson	—	—	—	—
Patrick J. Dennis	—	—	—	—
Fuad Ahmad	—	—	25,000	$91,000
Donald E. Martella Jr.	—	—	23,168	$50,970
Lewis W. Moorehead	—	—	—	—
Shawn D. Hall			28,376	$63,729
William C. Britts			26,710	$66,508

(1)	The amount reported is calculated by multiplying the number of shares that vested by the market price of the underlying shares of the Company’s Common Stock on the vesting date.

EXECUTIVE COMPENSATION

The following table lists the compensation for our named executive officers as of the end of fiscal 2018 for fiscal years 2018, 2017, and 2016.

Summary Compensation Table – Fiscal 2018

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)		Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Patrick J. Dennis President & Chief Executive Officer	2018	$70,793	$0	$2,885,000		$1,071,025	$0	$0	$0	$4,026,818
Adalio T. Sanchez Former Interim President & Chief Executive Officer	2018	$117,692	$0	$533,039		$0	$57,903	$0	$8,029	$716,663
Jon W. Gacek Former President & Chief Executive Officer(6)(10)	2018	$380,769	$0	$902,055	(7)	$0	$0	$0	$1,262,021	$2,544,845
	2017	$600,000	$0	$419,400		$0	$0	$0	$0	$1,019,400
	2016	$600,000	$0	$1,597,050		$0	$0	$0	$2,769	$2,199,819
Fuad Ahmad Senior Vice President & Chief Financial Officer(7)	2018	$364,543	$0	$541,950		$0	$0	$0	$1,442	$907,935
	2017	$315,154	$0	$761,000		$0	$0	$0	$2,354	$1,078,508
William C. Britts Senior Vice President, WW Sales and Mktg(10)	2018	$362,533	$0	$429,550		$0	$73,445	$0	$0	$865,528
	2017	$370,004	$0	$167,760		$0	$105,643	$0	$0	$643,407
	2016	$370,004	$0	$450,667		$0	$30,814	$0	$4,474	$855,959
Robert S. Clark Senior Vice President, Product Operations(8)(10)	2018	$391,923	$0	$351,450		$0	$0	$0	$6,531	$749,904
	2017	$400,000	$0	$167,760		$0	$0	$0	$3,105	$570,865
	2016	$391,923	$0	$450,667		$0	$0	$0	$6,262	$848,852
Donald E. Martella Jr.(9) Senior Vice President, Engineering	2018	$347,832	$0	$351,450		$0	$0	$0	$4,644	$703,926

(1)

The amounts reported in the Salary column represent the dollar value of the cash base salaries earned in fiscal 2018. For Mr. Sanchez, the amount reflects his base salary paid on a monthly (and pro-rated for partial months of service) as earned during his time as Former Interim President & Chief Executive Officer. As part of a global cost cutting effort and effective January 29, 2018, through April 2, 2018, the base salaries of all executives were reduced by 15% including Mr. Dennis.

(2)

The amounts reported represent the aggregate grant date fair value, calculated in accordance with ASC Topic 718 for share-based payment transactions and exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in the calculation of the value are disclosed under Note 7, Stock Incentive Plans and Share-Based Compensation in the Company’s Annual Report on Form 10-K filed with the SEC on August 6, 2019. For fiscal 2018, the performance-based restricted stock units were not earned as the company performance was not satisfied.

(3)

The amounts reported in this column represent performance-based cash incentive payments paid pursuant to Quantum’s Executive Officer Incentive Plan and may include amounts earned in a given fiscal year but not paid until the subsequent year. As Former Interim President & Chief Executive Officer, Mr. Sanchez was tasked with a Company cost savings initiative of which he satisfied following the end of fiscal 2018, and earned $57,903. For Mr. Britts, the total amount reported includes a total cash commission payment of $73,445 under the Fiscal 2018 Sales Compensation Plan.

(4)

There is no Change in Pension Value and no Non-Qualified Deferred Compensation Earnings reportable as the Company does not maintain a defined benefit or actuarial pension plan nor was there any compensation that was deferred.

(5)	The amounts listed in All Other Compensation column of the Summary Compensation Table for fiscal 2018 consist of the following:

Name	401(k) Matching Contributions(a)	Severance Payments(b)	Financial Planning(c)	Vacation Paid upon Termination(d)	Other Comp(e)
Patrick J. Dennis
Adalio T. Sanchez				$8,029
Jon W. Gacek	$692	$1,200,000	$3,500	$57,692	$136
Fuad Ahmad	$1,442
William C. Britts
Robert S. Clark	$3,231		$3,300
Donald E. Martella Jr.	$2,867		$1,180		$597

(a)	401(k) matching contributions were made for only the first quarter in fiscal 2018
(b)

Upon separation from the Company, Mr. Gacek’s received a cash severance payment per the conditions of his Change of Control Agreement. Actual payment of funds were deferred six months and one day from the date of separation in accordance with Section 409A of the Internal Revenue Code of 1986.

(c)	Payments include reimbursement for financial counseling and tax preparation services up to a maximum of $3,500 per year.
(d)	Payments include accrued vacation time paid out upon termination.
(e)	Other compensation includes reimbursements for patents for Mr. Gacek and fitness program reimbursements for Mr. Martella.
(6)

Mr. Gacek separated from the Company on November 7, 2017, under the conditions of his Change Of Control agreement. The shares reflected in this column are the awards granted in association with the annual fiscal 2018 equity awards, however per the conditions of his agreement, any unvested and outstanding (i.e. unexpired) shares accelerate in vesting including his performance shares including the fiscal 2018 grant. Mr. Gacek had a total of 210,191 shares outstanding before taxes subject to release six months and one day after his separation date in accordance with Section 409A of the Internal Revenue Code of 1986.

(7)

Per Mr. Ahmad’s employment agreement with the Company, Mr. Ahmad’s annual salary was structured as follows: For the first year of employment, his salary was a percentage of the “Total Fee Basis” of $400,000 subject to a 15% placement fee paid directly to FLG Partners, LLC, a leading CFO consulting and board advisory firm where Mr. Ahmad has been a partner since 2013. This placement fee was reduced to 10% of the “Total Fee Basis” for his second year of employment and further reduced to 5% of the “Total Fee Basis” where it would remain for his third year of employment and any continuing years of service thereafter. For fiscal 2018, Mr. Ahmad’s received an annual salary increase of 4.17% increasing his salary to $375,000 and the “Total Fee Basis” to $416,667 subject to the reduced 10% placement fee paid to FLG as this was Mr. Ahmad’s second year of employment with the Company. Mr. Ahmad separated from the Company on May 25, 2018.

(8)	Mr. Clark separated from the Company on May 11, 2018.
(9)	Mr. Martella was not a named executive officer in fiscal Year 2017.
(10)

Messrs. Gacek, Britts, and Clark had equity compensation reported for fiscal 2016 that did not include the performance-based equity grants. This table has been modified to include the performance-based equity grants calculated using the closing stock price on the date of the grant.

Grants of Plan-Based Awards for Fiscal Year 2018

The following table presents information on plan-based awards granted to our named executive officers during fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Patrick J. Dennis	2/1/2018	—	—		—	—	—	—	0	250,000	$4.2841	$1,071,025
	2/1/2018	—	—		—	—	—	—	125,000	—	—	$775,000
	2/1/2018	—	—		—	0	500,000	500,000	—	—	—	$2,110,000
	—		$0
Adalio T. Sanchez	2/1/2018	—	—		—	—	—	—	20,645	—	—	$127,999
	1/1/2018	—	—		—	—	—	—	40,000	—	—	$225,200
	12/1/2017	—	—		—	—	—	—	32,000	—	—	$179,840
	—		$115,806		$115,806
Jon W. Gacek	7/1/2017	—	—		—	—	—	—	51,975	—	—	$405,925
	7/1/2017	—	—		—	31,763	63,525	95,288	—	—	—	$496,130
	—	—	$600,000		$1,200,000	—	—	—	—	—	—	$—
Fuad Ahmad	12/1/2017	—	—		—	—	—	—	20,000	—	—	$112,400
	7/1/2017	—	—		—	0	0	0	25,000	—	—	$195,250
	7/1/2017	—	—		—	15,000	30,000	45,000	0	—	—	$234,300
	—	—	$208,340		$416,680	—	—	—	—	—	—	$—
William C. Britts	7/1/2017	—	—		—	—	—	—	25,000	0	—	$195,250
	7/1/2017	—	—		—	15,000	30,000	45,000	0	—	—	$234,300
	—	—	$185,002		$370,004	0	0	0	—	—	—	$—
	—	—	$200,000	(6)	$—	—	—	—	—	—	—	$—
Robert S. Clark	7/1/2017	—	—		—	0	0	0	20,000	—	—	$156,200
	7/1/2017	—	—		—	12,500	25,000	37,500	0	—	—	$195,250
	—	—	$200,000		$400,000	—	—	—	—	—	—	$—
Donald E. Martella Jr.	7/1/2017	—	—		—	0	0	0	20,000	—	—	$156,200
	7/1/2017	—	—		—	12,500	25,000	37,500	0	—	—	$195,250
	—	—	$177,500		$355,000	—	—	—	—	—	—	$—

(1)

The amounts reported reflect the target payments under the Company’s Executive Officer Incentive Plan. For fiscal 2018, these awards are subject to an annual payout cap of 200% of the executive officer’s annual bonus payment target for only our CEO, the Officers, and his direct reports. The Company’s Executive Officer Incentive Plan provides that no executive officer’s actual award under the plan may, for any period of three consecutive fiscal years, exceed $15 million. Because Mr. Dennis was hired in the fourth quarter of our fiscal 2018, he was not eligible to participate in the Company’s Executive Officer Incentive Plan but is eligible for the performance year ending March 31, 2019. Mr. Sanchez had a pro-rated bonus target of $115,806 based on the number of months he served as Former Interim Chief Executive Officer. Mr. Sanchez’s satisfied 50% of his performance goals including a cost savings initiative and earned a total bonus in the amount of $57,903.

(2)

Performance Share Units (PSUs) are earned only if the Company exceeds certain revenue targets as of March 31, 2018. For fiscal 2018, the Company had an operating gate that the Fiscal 2018 EPS must be greater than Fiscal 2017 EPS before any PSU would be earned. From there, significant performance on a specific product revenue must be achieved for the PSUs to be granted at threshold, target or maximum levels resulting in 50%, 100% or 150% awards respectively. Threshold performance was not satisfied and no PSUs were earned for fiscal 2018, with the exception to Mr. Gacek whose fiscal 2018 PSU grant was accelerated under the conditions of his change of control agreement. For Mr. Dennis, the performance-based RSUs vest based on the achievement of specified levels of the average of the closing prices for the Company’s Common Stock during the highest of the four quarterly periods ending June 30, 2021 (the “Average Price”), and subject to Mr. Dennis’ continued service with the Company.

(3)

Restricted Stock Units (RSUs) will vest (based on continued employment) in equal installments annually over three years on each anniversary of the award’s grant date. Mr. Sanchez was granted 40,000 shares for every month he served as Former Interim Chief Executive Officer with share pro-rated for any partial months of service. Mr. Sanchez received grants of Restricted Stock Units (RSUs) on 12/1/17, 1/1/18 and 2/1/18 as compensation for his role as Interim President & Chief Executive Officer and cliff vest (based on his offer letter) on 11/30/18. Mr. Ahmad was granted 20,000 shares for his assistance on the FY18 financial restructuring efforts on 12/1/17 that cliff vest on 12/1/18.

(4)

Stock Options will vest (based on continued employment) over four years as follows: one-fourth (1/4) of the Shares underlying the Option will be scheduled to vest on each of the one (1), two (2), three (3) and four (4) year anniversaries of the Option’s date of grant. The options remain exercisable for seven years from the date of grant, unless terminated earlier in accordance with their respective terms. In the event of termination of employment, the exercise period is one year if termination of employment is due to retirement, death, or disability and ninety days for any other termination of service.

(5)

The amounts reported were computed in accordance with ASC 718, excluding the effect of estimated forfeitures. See Note 7, Stock Incentive Plans and Stock-Based Compensation in the Company’s Annual Report on Form 10-K filed on August 6, 2019, regarding assumptions underlying the valuation of equity awards.

(6)

Amount reflects sales commissions target payments pursuant to the Fiscal Year 2018 Sales Compensation Plan based on the sale of the Company’s branded products and branded services. The applicable quota for fiscal 2018 was $484.1 million.

Outstanding Equity Awards at Fiscal Year End 2018

The following table provides information with respect to outstanding stock options and restricted stock unit awards held by our named executive officers as of March 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Patrick J. Dennis Adalio T. Sanchez	0	250,000	(11)		$6.20	2/1/2025	125,000	(12)	$455,000	500,000	(13)	$2,110,000
							32,000	(8)	$116,480
							40,000	(9)	$145,600
							20,645	(10)	$75,148
Fuad Ahmad							75,000	(5)	$273,000
							20,833	(4)	$75,832
							25,000	(6)	$91,000
							20,000	(7)	$72,800
							21,366	(3)	$77,772
William C. Britts							10,000	(1)	$36,400
							15,000	(2)	$54,600
							25,000	(6)	$91,000
							11,752	(3)	$42,777
Robert S. Clark							10,000	(1)	$36,400
							15,000	(2)	$54,600
							20,000	(6)	$72,800
							11,752	(3)	$42,777
Donald E. Martella Jr.							6,250	(1)	$22,750
							15,000	(2)	$54,600
							20,000	(6)	$72,800
							11,752	(3)	$42,777

(1)	Granted 7/1/15; vest annually over four years beginning 7/1/15, subject to continued employment.
(2)	Granted 7/1/16; vest annually over three years beginning 7/1/16, subject to continued employment.
(3)	Granted on 7/1/16; Shares earned on 3/31/17 as performance condition threshold was satisfied. Vest annually over three years beginning 7/1/16, subject to continued employment.
(4)	Granted 3/2/17; vest annually over three years beginning 3/1/17, subject to continued employment.
(5)	Granted 5/1/16; vest annually over four years beginning 5/1/16, subject to continued employment.
(6)	Granted 7/1/17; vest annually over three years beginning 7/1/17, subject to continued employment.
(7)	Granted 12/1/2017; cliff vest over one year from the grant date.
(8)	Granted 12/1/2017; cliff vest over on November 30, 2018.
(9)	Granted 1/1/2018; cliff vest over on November 30, 2018.
(10)	Granted 2/1/2018; cliff vest over on November 30, 2018.
(11)	Granted 2/1/18; vest annually over four years beginning 2/1/18, subject to continued employment.
(12)	Granted 2/1/18; vest annually over three years beginning 2/1/18, subject to continued employment.
(13)	Granted 2/1/18; earned based on the achievement of highest average stock price of the last four quarterly periods ending June 30, 2021, subject to continued employment.

Note: The table above uses a price of $3.64 per share, the market price of the Company’s Common Stock as of March 31, 2018 to calculate the market value of shares or units that have not vested.

Option Exercises and Stock Vested in Fiscal 2018

The following table provides information on stock option exercises and restricted stock and restricted stock unit vesting for our named executive officers during fiscal 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Patrick J. Dennis	—	—	0	$0
Adalio T. Sanchez	—	—	0	$0
Jon W. Gacek(2)	—	—	298,351	$1,586,045
Fuad Ahmad	—	—	46,101	$297,131
William C. Britts	—	—	30,918	$241,470
Robert S. Clark	—	—	30,918	$241,470
Donald E. Martella Jr.			24,749	$193,290

(1)	The amount reported is calculated by multiplying the number of shares that vested by the market price of the underlying shares of the Company’s Common Stock on the vesting date.
(2)

Mr. Gacek’s had a total of 88,160 units that vested on July 1, 2017, in addition to 210,191 units that accelerated in connection with his termination. The 210,191 units were subject to Section 409A of the Internal Revenue Code of 1986 and the settlement of 205,251 units was deferred 6 months and 1 day following the day of termination.

Non-Qualified Deferred Compensation

The Company’s Non-Qualified Deferred Compensation Plan is discussed under the section entitled “Compensation Discussion and Analysis—Perquisites and Other Benefits—Non-Qualified Deferred Compensation Plan.”

Name	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Interest or Other Earnings Accrued in Last Fiscal Year	Aggregate Withdrawals/ Distributions During Last Fiscal Year	Aggregate Balance of Executive’s Account at Last Fiscal Year End
Jon W. Gacek(1)	$876,422		$129,308		$747,114

(1)

The amounts for Mr. Gacek represent fully vested deferred stock units. Mr. Gacek terminated with the Company on November 7, 2017, and per the conditions of his Change of Control agreement, all outstanding stock units including performance shares were considered satisfied and fully accelerated on November 14, 2017. Mr. Gacek had 205,251 shares that accelerated on this date and the value of these stock units on the day of acceleration was based on the stock price $4.27 per share on the date of acceleration. These shares were subject to Section 409A of the Internal Revenue Code of 1986 and deferred 6 months and 1 day following the day of termination. The value of the shares on the last day of fiscal 2018 was based on the stock price of $3.64 per share on the last day of fiscal 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

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

The potential benefits that would be provided to Mr. Gacek, as President and CEO, per his most recent agreement prior to his separation in the event of both a change of control of the Company and a qualifying termination of employment included:

a lump sum payment equal to 200% of his then established base compensation;

a lump sum payment equal to 200% of his target annual bonus;

payment of COBRA premiums for twelve (12) months; and

vesting of any unvested stock-based compensation award then held by him.

Effective May 4, 2017, a majority change to the Company’s Board of Directors satisfied the first event to the Change of Control Agreements. Any involuntary terminations following this event and within 12 months of this date satisfy the second event to the Change of Control Agreements and subject to potential payment in connection with a CoC. Mr. Gacek separated from the Company on November 7, 2017, satisfying the conditions of his Change of Control Agreement. Upon separation and in exchange for a full release of claims in favor of Quantum, Mr. Gacek received severance payments and benefits that consisted of $1,200,000 (which is equivalent to 200% of his annual salary), accelerated vesting of any outstanding equity awards, and Company-paid COBRA health benefits for a period of 12 months.

The potential benefits that would be provided to our other executive officers in the event of both a change of control of the Company and a qualifying termination of employment during fiscal 2018 would be:

a lump sum payment equal to 150% of the executive officer’s then established base compensation;

a lump sum payment equal to 150% of the executive officer’s target annual bonus;

payment of COBRA premiums for twelve (12) months; and

vesting of any unvested equity-based compensation award then held by the executive officer.

Mr. Britts’ offer letter provides for the lump sum payment of severance benefits of 52 weeks of base salary in the event of a qualifying termination of employment that is not associated with a change of control of the Company, subject to his execution of a separation agreement and general release.

During our fiscal 2018 and prior to the expiration of the Company’s current Change of Control Agreements, the Committee took the opportunity to review the market practices of these agreements and how that compared to our current existing conditions. In partnership with internal and external legal counsel, Compensia, and Company management, we found that conditions in our current agreements exceeded market trends in several areas including the multiples used to calculate the total cash paid to executives following an involuntary termination in connection with CoC, the definitions of what triggers a CoC, and the percentage voting power any “person” has as a “beneficial owner” of the Company’s outstanding voting securities to satisfy the first event in a Change of Control. In January 2018, the Committee reviewed and approved the conditions to the existing CoC as it pertains to involuntary termination in connection with a CoC. These conditions are effective on May 5, 2018, one year and one day following the expiration of the May 4, 2017, Change of Control Event and include the following:

Involuntary Terminations in Connection with a Change of Control Effective May 5, 2018
Total Cash	CEO 1.5x Salary + 1.5x Target Bonus	Officers 1.0x Salary + 1.0x Target Bonus

Equity

Any outstanding stock-based compensation that the employee holds as of the termination date and not subject to performance criteria shall automatically become vested. Any stock-based compensation subject to performance criteria based on the company’s stock price, whether absolute or relative, shall be deemed to be earned based on the actual stock price performance through the close of the CoC transaction. Any stock-based compensation subject to performance criteria not based on the company’s stock price shall be deemed satisfied at target levels.

COBRA

If elected by the employee, the Company will proceed to reimburse the employee for premiums paid for coverage for up to 12 months for Executives and 18 months for the CEO after the date of the involuntary separation or until the which the employee or eligible dependents are no longer eligible to receive continuation coverage pursuant to COBRA.

Board Composition	Effective May 5, 2018, a change in Board composition is no longer a trigger for CoC.

Voting Power

Any “person” that becomes the “beneficial owner”, directly or indirectly, of securities of the Corporation representing more than fifty percent (50%) of the total voting power represented by the Corporation’s then outstanding voting securities.

Mr. Dennis joined the Company on January 16, 2018, the same time the revisions to the Change of Control were under consideration and being approved. Per the timing of Mr. Dennis’ hire, the conditions of his Change of Control Agreement included the following:

•	a lump sum payment equal to one hundred fifty percent (150%) of the Employee’s Base Compensation;

•	a lump sum payment equal to one hundred fifty percent (150%) of the Employee’s Incentive Pay as in effect immediately prior to the Involuntary Termination;

•	payment of COBRA premiums for twelve (18) months; and

•	vesting of any unvested stock-based compensation award then held by the executive officer.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL FOR FISCAL 2019

Per the changes to our Change of Control agreement effective May 5, 2018 and set forth per the conditions described above for fiscal 2018, the following tables provides information concerning the estimated payments and benefits as they existed on the last day of fiscal 2019 (March 31, 2019) and fiscal 2018 (March 31, 2018) for our named executive officers. On January 29, 2019, Management recommended, and the Committee approved a change to the involuntary termination calculation not associated with a Change of Control. To align with more market competitive practices, the Committee agreed to pay six (6) months of salary and six (6) months of premium COBRA benefits to Officers outside the agreement in place for our President & Chief Executive Officer.

The Company was de-listed from the NYSE on January 15, 2019, and effective January 16, 2019, the Company began trading stock on OTC Pink operated by OTC Markets Group Inc. under the ticker (QMCO). The outstanding equity to accelerate in vesting upon an involuntary termination under a Change of Control is assumed based on the stock price value on OTC Pink ($2.38) on the last day of fiscal 2019.

Fiscal 2019

		Potential Payments Upon:
Name(3)	Type of Benefit	Involuntary Termination within 12 Months After a Change of Control	Involuntary Termination Not Associated with a Change of Control
James J. Lerner	Cash Severance Payments	$1,425,000	$475,000
	Vesting Acceleration(1)	$2,012,500	$908,333
	Continued Coverage of Employee Benefits(2)	$45,368	$30,245
	Total Termination Benefits:	$3,482,868	$1,176,078
J. Michael Dodson	Cash Severance Payments	$600,000	$200,000
	Vesting Acceleration(1)	$638,027	$0
	Continued Coverage of Employee Benefits(2)	$21,535	$10,768
	Total Termination Benefits:	$1,259,562	$210,768
Donald E. Martella Jr.	Cash Severance Payments	$532,500	$177,500
	Vesting Acceleration(1)	$71,003	$0
	Continued Coverage of Employee Benefits(2)	$29,991	$14,995
	Total Termination Benefits:	$633,493	$192,495
Lewis W. Moorehead	Cash Severance Payments	$450,000	$150,000
	Vesting Acceleration(1)	$212,816	$0
	Continued Coverage of Employee Benefits(2)	$27,645	$13,822
	Total Termination Benefits:	$690,461	$163,822
Shawn D. Hall	Cash Severance Payments	$506,412	$168,804
	Vesting Acceleration(1)	$83,398	$0
	Continued Coverage of Employee Benefits(2)	$30,245	$15,123
	Total Termination Benefits:	$620,055	$183,927

(1)

Reflects the aggregate market value of outstanding and unvested stock option grants and restricted stock unit awards. For unvested restricted stock unit awards, the aggregate market value is computed by multiplying (i) $2.38, by (ii) the number of unvested restricted stock unit awards outstanding at March 31, 2019 was the closing share price on OTC Pink. In the event of vesting acceleration or other modifications of stock-based awards, we account for such modifications in accordance with ASC 718.

(2)

Assumes continued coverage of employee benefits at the fiscal 2019 COBRA premium rate for health, dental, and vision coverage. For Mr. Lerner, the benefit coverage for an involuntary termination within 12 months after a Change of Control is calculated for 18 months per his agreement and 12 months for all other calculation purposes. in addition, in the event that Mr. Lerner is involuntarily separated with the first year of his employment, he is eligible for twelve (12) months of accelerated vesting for any outstanding RSUs and PSUs (which shall vest regardless of performance criteria attainment); provided that, if the Involuntary Termination occurs prior to the Grant Date, then in lieu of the accelerated vesting contemplated above, the Company will provide Mr. Lerner with a cash payment equal to the number of shares that would have vested multiplied by the closing price of a Share on the date of the Involuntary Termination.

(3)	Messrs. Ahmad, Britts, and Dennis separated from the Company prior to the end of fiscal 2019 and did not receive any severance benefits.

Fiscal 2018

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above and under the agreements as they existed on the last day of fiscal 2018 for our named executive officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2018 (March 31, 2018), outstanding equity awards were not assumed or substituted for in connection with a change of control of the Company, and the price per share of the Company’s Common Stock is the closing price on the NYSE as of that date ($3.64). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits differs with respect to such triggering event. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be substantially different.

		Potential Payments Upon:
Name	Type of Benefit	Involuntary Termination within 12 Months After a Change of Control	Involuntary Termination Not Associated with a Change of Control
Patrick J. Dennis	Cash Severance Payments	$1,425,000	$475,000
	Vesting Acceleration(1)	$2,885,000	$0
	Continued Coverage of Employee Benefits(2)	$23,037	$15,358
	Total Termination Benefits:	$4,333,037	$490,358
Adalio T. Sanchez	Cash Severance Payments	$0	$0
	Vesting Acceleration(1)	$337,228	$0
	Continued Coverage of Employee Benefits(2)	$0	$0
	Total Termination Benefits:	$337,228	$0
Jon W. Gacek	Total Termination Benefits:(3)	$2,112,314	$0
Fuad Ahmad	Cash Severance Payments	$898,456	$0
	Vesting Acceleration(1)	$590,404	$0
	Continued Coverage of Employee Benefits(2)	$24,181	$0
	Total Termination Benefits:	$1,513,042	$0
William C. Britts	Cash Severance Payments	$832,509	$370,004
	Vesting Acceleration(1)	$224,777	$0
	Continued Coverage of Employee Benefits(2)	$27,041	$0
	Total Termination Benefits:	$1,084,328	$370,004
Robert S. Clark	Cash Severance Payments	$900,000	$0
	Vesting Acceleration(1)	$206,577	$0
	Continued Coverage of Employee Benefits(2)	$15,303	$0
	Total Termination Benefits:	$1,121,880	$0
Donald E. Martella Jr.	Cash Severance Payments	$798,750	$0
	Vesting Acceleration(1)	$192,927	$0
	Continued Coverage of Employee Benefits(2)	$27,071	$0
	Total Termination Benefits:	$1,018,749	$0

(1)

Reflects the aggregate market value of outstanding and unvested stock option grants and restricted stock unit awards. For unvested stock options, the aggregate market value is computed by multiplying (i) the difference between $20.72 and the exercise price of the option, by (ii) the number of shares of the Company’s Common Stock underlying the unvested stock options at March 31, 2017 as adjusted for the reverse stock split that was effective on April 18, 2017. For unvested restricted stock unit awards, the aggregate market value is computed by multiplying (i) $6.96, by (ii) the number of unvested restricted stock unit awards outstanding at March 31, 2017 as adjusted for the reverse stock split that was effective on April 18, 2017. In the event of vesting acceleration or other modifications of stock-based awards, we account for such modifications in accordance with ASC 718.

(2)

Assumes continued coverage of employee benefits at the fiscal 2018 COBRA premium rate for health, dental, and vision coverage. For Mr. Dennis, the benefit coverage for an involuntary termination within 12 months after a Change of Control is calculated for 18 months per his agreement and 12 months for all other calculation purposes.

(3)

Mr. Gacek separated from the Company under the Change of Control conditions per the agreement set forth prior to the effective May 5, 2018 changes. Mr. Gacek was paid $1,200,000 in total cash, $14,798 in total COBRA premium payments. In addition, Mr. Gacek had 210,191 unvested restricted stock units outstanding that accelerated on November 14, 2017 following his separation with a value of $897,516. Settlement of 205,251 stock units was deferred six (6) months and one (1) day following his separation per the conditions of Section 409A of the Internal Revenue Code of 1986.

CEO PAY RATIO

Presented below are the ratios of annual total compensation of our CEO to the annual total compensation of our median employee for fiscal 2019 and fiscal 2018. These ratios are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. SEC rules for identifying the median employee allow companies to apply various methodologies and assumptions and, as a result, the pay ratios reported by us may not be comparable to the pay ratios reported by other companies.

Fiscal 2019 CEO Pay Ratio

In fiscal 2019, Mr. Lerner joined the Company as our President and Chief Executive Officer on July 1, 2018, the second quarter of our fiscal year, after Mr. Dodson concluded his service as Interim Chief Executive Officer. For purposes of calculating the pay ratio consistent with SEC rules, we used the annualized total compensation of Mr. Lerner, our CEO as of March 31, 2019. The fiscal 2019 annualized total compensation for Mr. Lerner was $2,390,410 while the fiscal 2019 annual total compensation for our median employee was $122,373, and the ratio of these amounts is 19.5 to 1.

As permitted by SEC rules, and based on the Company’s belief there have not been any significant changes to either our workforce or the fiscal 2018 median employee’s circumstances that would result in a significant change to the pay ratio, we used the same median employee for our fiscal 2019 calculation.

Fiscal 2018 CEO Pay Ratio

Because of our transformational efforts in fiscal 2018, we had multiple Chief Executive Officers during the year. For purposes of calculating the pay ratio consistent with SEC rules, we used the annualized total compensation of Mr. Dennis, our CEO as of March 31, 2018, the last day of our fiscal year. The fiscal 2018 annualized total compensation for Mr. Dennis was $4,431,025 while the fiscal 2018 annual total compensation for our median employee was $122,508, and the ratio of these amounts is 36 to 1.

As permitted by SEC rules, to identify our median employee, we used wages and compensation reported in box 1 of the Form W-2 for 2017, as reported to the Internal Revenue Service, for U.S. based employees and equivalent earnings similar to the Form W-2 that were locally reported for our non-U.S. based employees. For our 7 new hires that started between January 1, 2018, and March 31, 2018, and did not have a Form W-2 in 2017, we used annualized target cash compensation from our Human Capital Management (HCM) system. We selected the median employee from among our entire population of active employees (excluding our CEO) as of March 31, 2018, including full-time, part-time, temporary, and non-U.S. employees. As of this date, there were 913 employees globally with 70% based in the U.S. and Canada, 22% based in EMEA, and 8% based in APAC.

REPORT OF THE LEADERSHIP AND COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS1

We, the Leadership and Compensation Committee of the Board of Directors, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) within this Annual Report on Form 10-K with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors that the CD&A be included as part of this Annual Report on Form 10-K.

Submitted by the Leadership and Compensation Committee of the Board of Directors:

MEMBERS OF THE LEADERSHIP AND COMPENSATION COMMITTEE

Eric Singer, Chair John Fichthorn Marc Rothman

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the following table sets forth as of July 31, 2019, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Company’s current directors, (iii) each of the named executive officers for fiscal 2018 and fiscal 2019, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the business address for the beneficial owners listed below is 224 Airport Parkway, Suite 550, San Jose, CA 95110. The following share data has been adjusted to reflect the 1-for-8 reverse stock split effective April 18, 2017.

Name and Address	Number of Shares Beneficially Owned(1)		Approximate Percentage of Class(2)
5% or Greater Stockholders:
B. Riley Financial, Inc. 21255 Burbank Blvd., Suite 400 Woodlands Hills, CA 91367	6,091,363	(3)	16.8%
The TCW Group, Inc. 865 South Figueroa Street Los Angeles, CA 90017	4,327,179	(4)	10.7%
Pacific Investment Management Company LLC 650 Newport Center Drive Newport Beach, CA 92660	4,309,464	(5)	10.6%
VIEX Capital Advisors, LLC 825 Third Avenue 33rd Floor New York, NY 10022	3,691,464	(6)	10.2%
BTC Holdings Fund I, LLC 430 Park Avenue, Suite 1202 New York, NY 10022	2,801,152	(7)	7.2%
Directors and Named Executive Officers:
James L. Lerner, President and CEO	283,334	(8)	*
J. Michael Dodson, Chief Financial Officer	56,244	(9)	*
Donald Martella Jr., Sr. Vice President of Engineering	101,164		*
Lewis Moorehead, Chief Accounting Officer	—		*
Shawn D. Hall*	84,985	(10)	*
William C. Britts*	161,987	(11)	*
Fuad Ahmad*	—	(12)	*
Patrick J. Dennis*	—	(13)	*
Robert S. Clark*	1,233	(14)	*
Jon Gacek*	—	(15)	*
Adalio Sanchez*	84,072	(16)	*
John Fichthorn, Director	2,529,928	(17)	7.0%
Clifford Press, Director	48,107		*
Raghavendra Rau, Director	87,185		*
Marc Rothman, Director	22,648		*
Eric Singer, Director	3,708,145	(18)	10.3%
All current directors and executive officers as a group (10 persons)(19)	6,836,755	(20)	18.7%

*	Terminated service with Quantum Corporation

(*)	Less than 1%.
(1)

Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company’s knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)

Applicable percentage ownership is based on 36,176,823 shares of Common Stock outstanding as of July 31, 2019. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after July 31, 2019 and shares of Common Stock that are deliverable upon settlement of restricted stock units that vest within 60 days after July 31, 2019, are considered beneficially owned by the holder, but such shares are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Shares of Common Stock subject to warrants currently exercisable or exercisable within 60 days after July 31, 2019 are considered beneficially owned by the holder, but such shares are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)

Information is based on Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission on January 28, 2019 by B. Riley Financial, Inc. and its affiliates. B. Riley Financial, Inc. (“BRF”) beneficially owns and has shared voting and dispositive power with respect to 6,091,363 shares. B. Riley FBR, Inc. (“BRFBR”) beneficially owns and has shared voting and dispositive power with respect to 3,627,662 shares. B. Riley Capital Management, Inc. (“BRCM”) beneficially owns and has shared voting and dispositive power with respect to 2,463,701 shares. BRC Partners Management GP, LLC (“BRPGP”) beneficially owns and has shared voting and dispositive power with respect to 1,493,801 shares. BRC Partners Opportunity Fund, L.P. (“BRPLP”) beneficially owns and has shared voting and dispositive power with respect to 1,493,801 shares. BR Dialectic Capital Management, LLC (“BR Dialectic”) beneficially owns and has shared voting and dispositive power with respect to 969,900 shares. Dialectic Antithesis Partners, L.P. (“Dialectic”) beneficially owns and has shared voting and dispositive power with respect to 969,900 shares. BRPGP is the general partner of BRPLP. BRCM is an investment advisor to BRPLP. As a result, each of BRPGP and BRCM may be deemed to own the 1,493,801 shares owned directly by BRPLP. BR Dialectic is the general partner of Dialectic. BRCM is the parent company of BR Dialectic. As a result, each of BR Dialectic and BRCM may be deemed to beneficially own the 969,900 shares owned directly by Dialectic. BRD, as the parent company of BRFBR and BRCM may be deemed to beneficially own the 6,091,363 shares owned in the aggregate by BRCM and BRFBR. The foregoing should not be construed as an admission by BRF and any of its affiliates as to beneficial ownership of any shares owned by BRF or any other affiliate of BRF, as applicable. Each of the BRF affiliates contained in this note disclaims beneficial ownership of the shares that are not directly owned by such entity, except to the extent of their pecuniary interest therein. John Fichthorn was appointed to Quantum’s board of directors on April 4, 2019. Mr. Fichthorn is the head of Alternative Investments for B. Riley Capital Management, L.L.C., which is a wholly owned subsidiary of BRF.

(4)

Information is based on Schedule 13G filed with the Securities and Exchange Commission on December 10, 2018 by The TCW Group, Inc., on behalf of the TCW Business Unit. The reported shares consist of 478,813 shares of common stock held by The TCW Group, Inc., together with warrants to purchase 3,848,366 shares of common stock which are currently exercisable. Such warrants are subject to cashless exercise provisions; and therefore, the actual number of shares received upon exercise of the warrants may be less than the full amount disclosed hereunder if The TCW Group, Inc. elects to utilize such cashless exercise mechanics. The TCW Group, Inc. (“TCW”) reports beneficial ownership of these shares on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. business unit (the “TCW Business Unit”). The TCW Business Unit is primarily engaged in the provision of investment management services, and is managed separately and operated independently. TCW disclaims beneficial ownership interest in the reported shares, except to the extent of its direct pecuniary interest therein. Investment funds affiliated with The Carlyle Group, L.P. (“The Carlyle Group”) hold a minority indirect interest ownership interest in TCW that technically constitutes an indirect controlling interest. The principal business of The Carlyle Group is acting as a private investment firm with affiliated entities that include certain distinct specialized business units that are independently operated, including the TCW Business Unit. Entities affiliated with The Carlyle Group may be deemed to share beneficial ownership of the Quantum shares reported as beneficial owned by TCW. The Carlyle Group disclaims beneficial ownership of the shares beneficially owned by TCW.

(5)

Information is based on Schedule 13G filed with the Securities and Exchange Commission on January 10, 2019 by Pacific Investment Management Company LLC (“PIMCO”). The reported shares consist of warrants to purchase 4,309,464 shares of common stock which are currently exercisable. Such warrants are subject to cashless exercise provisions; and therefore, the actual number of shares received upon exercise of the warrants may be less than the full amount disclosed hereunder if PIMCO elects to utilize such cashless exercise mechanics. The reported shares are held by investment advisory clients or discretionary accounts of which PIMCO is the investment adviser. OC II FIE V LP, a private fund of which PIMCO is the investment adviser, holds these reported securities in its investment advisory account managed by PIMCO and has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the reported securities.

(6)

Information is based on Schedule 13D (Amendment No. 10) filed with the Securities and Exchange Commission on November 13, 2017 by VIEX Capital Advisors, LLC (“VIEX Capital”) and its affiliates. VIEX Opportunities Fund, LP – Series One (“VIEX Series One”) beneficially owns and has shared voting and dispositive power with respect to 925,983 shares. VIEX Opportunities Fund, LP – Series Two (VIEX Series Two”) beneficially owns and has shared voting and dispositive power with respect to 176,648 shares. Each of VIEX Special Opportunities Fund III, LP (“VSO III”) beneficially owns and has shared voting and dispositive power with respect to 2,588,833 shares. VIEX Special Opportunities GP III LLC, as the general partner of VSO III, may be deemed to beneficially own and have shared voting and dispositive power with respect to 2,588,833 shares. VIEX GP, LLC (“VIEX GP”), as the general partner of VIEX Series One and VIEX Series Two, may be deemed to beneficially own and has shared voting and dispositive power with respect to 1,102,631 shares. VIEX Capital, as the investment manager of VIEX Series One and VIEX Series Two, and Eric Singer, as the managing member of VIEX GP and VIEX Capital, may be deemed to beneficially own and have shared voting and dispositive power with respect to 3,691,464 shares, which constitutes the shares owned by VIEX Series One, VIEX Series Two and VSO III. VIEX Capital, Eric Singer and each of their affiliates disclaim the beneficial ownership of the reported shares except to the extent of their pecuniary interest therein. Eric Signer was appointed to Quantum’s Board of Directors on November 9, 2017.

(7)

The reported shares consist of warrants to purchase 2,801,152 shares of common stock which are currently exercisable and held by BTC Holdings Fund I, LLC (“BTC”). Such warrants are subject to cashless exercise provisions; and therefore, the actual number of shares received upon exercise of the warrants may be less than the full amount disclosed hereunder if BTC elects to utilize such cashless exercise mechanics.

(8)

Consists of 283,334 shares of common stock that are deliverable in settlement of vested restricted stock units within sixty (60) days of July 31, 2019, subject to satisfaction of vesting requirements and applicable regulations.

(9)

Consists of 56,244 shares of common stock that are deliverable in settlement of vested restricted stock units within sixty (60) days of July 31, 2019, subject to satisfaction of vesting requirements and applicable regulations.

(10)	Mr. Hall terminated from Quantum on June 17, 2019. Therefore, Quantum is unable to disclose a current address.
(11)	Mr. Britts terminated from Quantum on October 22, 2018. Therefore, Quantum is unable to disclose a current address or confirm Mr. Britt’s beneficial ownership.
(12)	Mr. Ahmad terminated from Quantum on May 30, 2018. Therefore, Quantum is unable to disclose a current address or confirm Mr. Ahmad’s beneficial ownership.
(13)	Mr. Dennis terminated from Quantum on May 25, 2018. Therefore, Quantum is unable to disclose a current address or confirm Mr. Dennis’ beneficial ownership.
(14)	Mr. Clark terminated from Quantum on May 11, 2018. Therefore, Quantum is unable to disclose a current address or confirm Mr. Clark’s beneficial ownership.
(15)	Mr. Gacek terminated from Quantum on November 7, 2017. Therefore, Quantum is unable to disclose a current address.
(16)	Mr. Sanchez served as interim CEO during fiscal 2018 and completed his service as a Quantum Director on April 11, 2019.

(17)

Consists of 66,227 shares held directly by Mr. Fichthorn, 1,493,801 shares beneficially owned by BRC Partners Opportunity Fund, L.P. (“BRPLP”) and 969,900 shares beneficially owned by Dialectic Antithesis Partners, L.P. (“Dialectic”). Mr. Fichthorn was appointed to Quantum’s board of directors on April 4, 2019. BR Dialectic Capital Management, LLC is the investment manager of Dialectic and, as such, shares voting and dispositive power over the securities held by Dialectic. B. Riley Capital Management, LLC is the investment manager of BRPLP and, as such, shares voting and dispositive power over the securities held by BRPLP. Mr. Fichthorn is a portfolio manager for BR Dialectic Capital Management, LLC and B. Riley Capital Management, LLC; and therefore, shares voting and dispositive power over the reported securities, but Mr. Fichthorn disclaims beneficial ownership of any of Quantum’s securities in which he does not have a pecuniary interest or that he does not directly own. BR Dialectic Capital Management, LLC and B. Riley Capital Management, LLC are wholly owned subsidiaries of B. Riley Financial, Inc.

(18)

Mr. Singer was appointed to Quantum’s board of directors on November 9, 2017. Mr. Singer is the managing member of VIEX GP, LLC and VIEX Capital Advisors, LLC. Please refer to footnote (7) above, the contents of which are incorporated here. In addition, Mr. Singer holds 16,681 shares of common stock issued to him as a result of the vesting of restricted stock units granted to him as a Quantum director.

(19)

Includes (i) the following current directors: John Fichthorn, Clifford Press, Raghavendra Rau, Marc Rothman and Eric Singer and (ii) the following current executive officers: James L. Lerner, James M. Dodson, Donald Martella Jr., Lewis Moorehead and Elizabeth King. Ms. King joined Quantum as its Chief Revenue Officer on April 1, 2019.

(20)

Represents 6,497,177 shares of Common Stock, 339,578 restricted stock units that are vested at July 31, 2019, or within sixty (60) days thereafter, subject to satisfaction of vesting requirements and applicable regulations.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity plans as of March 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information as of March 31, 2019 relating to compensation plans under which we may issue shares of our common stock.

	Number of shares to be issued upon exercise of outstanding options and settlement of outstanding restricted stock units		Weighted-average exercise price of outstanding options		Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by stockholders(1)	2,042,721	(2)	$5.04	(2)	2,770,689	(3)
Equity compensation plans not approved by stockholders	—		—		—

Total	2,042,721	(2)	$5.04	(2)	2,770,689	(3)

(1)	This category consists of our 2012 Long-Term Incentive Plan, and our Employee Stock Purchase Plan.
(2)

Consists of (i) 1,207 shares issuable upon exercise of outstanding options, (ii) 1,271,309 shares issuable upon settlement of restricted stock units that are not subject to performance conditions, and (iii) 770,205 shares issuable upon settlement of performance-based restricted stock units, which represents the maximum payment under the performance-based restricted stock units. The weighted-average exercise price in column (b) does not take these restricted stock units and performance-based restricted stock units into account.

(3)

Consists of 2,273,778 shares of common stock that remain available for issuance under our 2012 plan, 300,000 shares that remain available for issuance under our EKIN plan and 496,615 shares that remain available for issuance under our ESPP.

The table below presents information as of March 31, 2018 relating to compensation plans under which we may issue shares of our common stock.

	Number of shares to be issued upon exercise of outstanding options and settlement of outstanding restricted stock units		Weighted-average exercise price of outstanding options		Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by stockholders(1)	2,804,623	(2)	$6.19	(2)	3,100,784	(3)
Equity compensation plans not approved by stockholders	—		—		—

Total	2,804,623	(2)	$6.19	(2)	3,100,784	(3)

(1)	This category consists of our 2012 Long-Term Incentive Plan, and our Employee Stock Purchase Plan.
(2)

Consists of (i) 251,503 shares issuable upon exercise of outstanding options, (ii) 1,838,543 shares issuable upon settlement of restricted stock units that are not subject to performance conditions, and (iii) 714,577 shares issuable upon settlement of performance-based restricted stock units, which represents the maximum payment under the performance-based restricted stock units. The weighted-average exercise price in column (b) does not take these restricted stock units and performance-based restricted stock units into account.

(3)

Consists of 2,304,169 shares of common stock that remain available for issuance under our 2012 plan, 300,000 shares that remain available for issuance under our EKIN plan and 496,615 shares that remain available for issuance under our ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions, since the beginning of our fiscal year 2018, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Employment Arrangements and Indemnification Agreements

We have entered into employment and consulting arrangements with certain of our current and former executive officers. See Item 11 – Executive Compensation above in this Form 10-K.

We have also entered into indemnification agreements with certain of our current and former directors and officers. The indemnification agreements and our restated certificate of incorporation and bylaws currently in effect require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Equity Award Grants to Executive Officers and Directors

We have granted stock options, RSUs and/or PSUs to our executive officers and our non-employee directors. See Item 11 – Executive Compensation and Item 10 – Director, Executive Officers of the Registrant and Corporate Governance – Director Compensation above in this Form 10-K.

Other Transactions

Other than as described above under this section titled “Related Party Transactions,” since April 1, 2017, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

The audit committee of our board of directors has the primary responsibility for reviewing and approving transactions with related parties. Our audit committee charter provides that the audit committee may review and approve in advance any related party transactions.

We have adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. Our audit committee has determined that certain transactions shall be deemed to be pre-approved by the audit committee, even if the aggregate amount involved will exceed $120,000, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

In addition, the Company’s Code of Business Conduct and Ethics – the High Road (the “Code”) requires that the Company’s employees, officers and directors avoid conducting Company business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role unless disclosed to the Company’s ethics committee (the “Ethics Committee”) and approved in advance by the Ethics Committee or the Audit Committee, as applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table provides details on the fees billed by Armanino for the fiscal years ended March 31, 2017, 2018 and 2019, inclusive of out-of-pocket expenses.

	For the year ended March 31,
Nature of Services	2019	2018	2017
Audit Fees	$1,232	$1,334	$1,334
Audit-related Fees	—	—	—
Tax Fees	—	—	—
Other Fees	—	—	—

Total Fees	$1,232	$1,334	$1,334

Fees Paid to Prior Independent Registered Public Accounting Firm

The following table provides details on the fees billed by the Company’s previous independent registered public accounting firm, PwC, for the fiscal years ended March 31, 2017, 2018 and 2019, inclusive of out-of-pocket expenses.

	For the year ended March 31,
Nature of Services	2019	2018	2017
Audit Fees	$—	$2,769	$1,254
Audit-related Fees	—	—	7
Tax Fees	—	—	210
Other Fees	—	1,557	—

Total Fees	$—	$4,327	$1,471

Audit Fees. Audit fees of Armanino and PwC includes the aggregate fees incurred for the audits of Quantum’s annual consolidated financial statements and the review of the quarterly consolidated financial statements included in Quantum’s Quarterly Reports on form 10-Q.

Audit-related Fees. Audit-related fees paid to PwC for the fiscal year ended March 31, 2017 are for accounting consultations, internal control reviews and other non-statutory services related to accounting. No audit-related fees were paid for the fiscal years ended March 31, 2018 and 2019.

Tax Fees. PwC tax fees are for tax compliance and tax consulting. The tax compliance services principally include preparation and review of various tax returns.

Other Fees: other fees paid to PwC relate to costs associated with the SEC investigation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements: The Consolidated Financial Statements of Quantum Corporation are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts.

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of period	Net additions (release) charged to expense	Recoveries (deductions)	Balance at end of period
Reserves for deferred Tax Asset Valuation Allowance:
For the fiscal year ended March 31, 2019	$130,048	$10,311	$—	$140,539
For the fiscal year ended March 31, 2018	154,296	(24,248)	—	130,048
For the fiscal year ended March 31, 2017	157,040	(2,744)	—	154,296

All other financial statement schedules are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(b) Exhibits:

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

3.1	Amended and Restated Certificate Of Incorporation Of Quantum.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-Laws Of Quantum, As Amended.	8-K	001-13449	3.1	December 5, 2008

3.3	Certificate Of Designation Of Rights, Preferences and Privileges Of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

3.4	Certification Of Amendment To The Bylaws Of Quantum Corporation, As Adopted On January 20, 2010.	8-K	001-13449	3.1	January 26, 2010

3.5	Certification Of Amendment To The Bylaws Of Quantum Corporation, As Adopted On February 3, 2016.	8-K	001-13449	3.1	February 8, 2016

3.6	Certificate Of Amendment To The Amended Articles Of Incorporation Of Quantum Corporation.	10-Q	001-13449	3.1	November 9, 2017

4.1	Indenture For 4.50% Convertible Senior Subordinated Notes Due 2017, between the Company and U.S. Bank National Association, As Trustee, dated October 31, 2012, including the Form of 4.50% Convertible Senior Subordinated Note Due 2017.	8-K	001-13449	4.1	October 31, 2012

4.2	Registration Rights Agreement, dated December 27, 2018 between the Company, OC II FIE V LP and BTC Holdings Fund I, LLC.	8-K	001-13449	4.3	Dec. 28, 2018

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

10.1	Form Of Indemnification Agreement between the Company and The Named Executive Officers and Directors.*	8-K	001-13449	10.4	April 4, 2007

10.2	Form Of Amended and Restated Change Of Control Agreement between the Company and Each Of Registrant’s Executive Officers.*	10-Q	001-13449	10.2	November 6, 2015

10.3	Form Of Amended and Restated Director Change Of Control Agreement between the Company and the Directors (other than the Executive Chairman and the CEO).*	8-K	001-13449	10.2	May 10, 2011

10.4	Quantum Corporation 2012 Long-Term Incentive Plan As Amended.*	8-K	001-13449	10.1	August 31, 2015

10.5	Form Of Restricted Stock Unit Agreement (U.S. Employees), Under The Quantum Corporation 2012 Long-Term Incentive Plan.*	10-Q/A	001-13449	10.2	February 15, 2013

10.6	Form Of Restricted Stock Unit Agreement (Non-U.S. Employees), Under The Quantum Corporation 2012 Long-Term Incentive Plan.*	10-Q/A	001-13449	10.3	February 15, 2013

10.7	Form Of Restricted Stock Unit Agreement (Directors), Under The Quantum Corporation 2012 Long-Term Incentive Plan.*	10-Q/A	001-13449	10.4	February 15, 2013

10.8	Quantum Corporation Employee Stock Purchase Plan, As Amended.*	10-K	001-13449	10.9	June 12, 2015

10.9	Quantum Corporation Executive Officer Incentive Plan.*	10-K	001-13449	10.10	June 12, 2015

10.10	Employment Offer Letter, Dated March 31, 2011, between the Company and Jon W. Gacek.*	8-K	001-13449	10.1	April 5, 2011

10.11	Amendment To Employment Offer Letter between the Company and Jon W. Gacek.*	10-Q	001-13449	10.1	February 8, 2013

10.12	Employment Offer Letter, Dated August 31, 2006, between the Company and William C. Britts.*	8-K	001-13449	10.1	September 7, 2006

10.13	Amendment To Employment Offer Letter between the Company and William C. Britts.*	10-Q	001-13449	10.6	November 7, 2008

10.14	Amendment To Employment Offer Letter between the Company and William C. Britts.*	10-Q	001-13449	10.3	February 5, 2010

10.15	Offer Letter, Dated May 2, 2011, between the Company and David E. Roberson.*	8-K	001-13449	10.1	May 10, 2011

10.16	Offer Letter, Dated August 20, 2007, between the Company and Paul Auvil.*	8-K	001-13449	10.1	August 29, 2007

10.17	Offer Letter, Dated August 7, 2013, between the Company and Gregg J. Powers.*	10-Q	001-13449	10.4	November 12, 2013

10.18	Offer Letter, Dated March 29, 2016, between the Company and Clifford Press.*	8-K	001-13449	10.1	April 5, 2016

10.19	Offer Letter, Dated April 14, 2016 between the Company and Fuad Ahmad.*	8-K	001-13449	10.1	April 18, 2016

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

10.20	Confidential Placement Agreement, Date April 15, 2016 between the Company and FLG Partners.	8-K	001-13449	10.2	April 18, 2016

10.21	Form Of Agreement To Advance Legal Fees between the Company and Certain Of Its Executive Officers.*	10-K	001-13449	10.25	June 12, 2015

10.22	Credit Agreement, Dated March 29, 2012, by and among the Company, Wells Fargo Capital Finance, LLC, As Administrative Agent, and The Lenders Party Thereto.	10-K	001-13449	10.22	June 14, 2012

10.23	Security Agreement, Dated March 29, 2012, among the Company and Wells Fargo Capital Finance, LLC.	8-K	001-13449	10.2	April 2, 2012

10.24	First Amendment To Credit Agreement, Dated June 28, 2012, among the Company, The Lenders Identified Therein, and Wells Fargo Capital Finance, LLC, As The Administrative Agent For The Lenders.	8-K	001-13449	10.1	June 28, 2012

10.25	Fourth Amendment To Credit Agreement and First Amendment To Security Agreement, Dated January 31, 2013, among the Company, The Lenders Identified Therein, and Wells Fargo Capital Finance, LLC, As The Administrative Agent For The Lenders.	8-K	001-13449	10.1	February 6, 2013

10.26	Consent and Fifth Amendment To Credit Agreement, Dated February 6, 2014, by and among Wells Fargo Capital Finance, LLC, As Administrative Agent, The Lenders That Are Parties Thereto, and Quantum Corporation.	8-K	001-13449	10.1	April 29, 2014

10.27	Sixth Amendment To Credit Agreement and Second Amendment To Security Agreement, Dated April 24, 2014, by and among Wells Fargo Capital Finance, LLC, As Administrative Agent, The Lenders That Are Parties Thereto, and Quantum Corporation.	8-K	001-13449	10.2	April 29, 2014

10.28	Seventh Amendment To Credit Agreement, Dated August 7, 2015, by and among Wells Fargo Capital Finance, LLC, As Administrative Agent, The Lenders That Are Parties Thereto, and Quantum Corporation.	8-K	001-13449	10.1	August 13, 2015

10.29	Eighth Amendment To Credit Agreement, Dated November 13, 2015, by and among Wells Fargo Capital Finance, LLC, As Administrative Agent, The Lenders That Are Parties Thereto, and Quantum Corporation.‡	10-K	001-13449	10.31	June 3, 2016

10.30	Ninth Amendment To Credit Agreement, Dated April 15, 2016, by and among Wells Fargo Capital Finance, LLC, As Administrative Agent, The Lenders That Are Parties Thereto, and Quantum Corporation.	8-K	001-13449	10.1	April 18, 2016

10.31	Term Loan Credit and Security Agreement, Dated October 21, 2016, among Quantum Corporation, TCW Asset Management Company LLC, As Agent, and The Lender Parties Thereto.	8-K	001-13449	10.1	October 21, 2016

10.32	Revolving Credit and Security Agreement, Dated October 21, 2016, among Quantum Corporation, PNC Bank, National Association, As Agent, and The Lender Party Thereto.	8-K	001-13449	10.2	October 21, 2016

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

10.33	Lease Agreement, Dated February 6, 2006, between the Company and CS/Federal Drive AB LLC (For Building A).	8-K	001-13449	10.2	February 10, 2006

10.34	Lease Agreement, Dated February 6, 2006, between the Company and Cs/Federal Drive AB LLC (For Building B).	8-K	001-13449	10.3	February 10, 2006

10.35	Agreement, Dated As Of September 23, 2016, by and among the Company, VIEX Capital Advisors, LLC, and certain of its Affiliates.	8-K	001-13449	10.1	September 26, 2016

10.36	Agreement, Dated As Of December 2, 2016, by and among the Company and VIEX Capital Advisors, LLC and its Affiliates.	8-K	001-13449	10.1	December 5, 2016

10.37	Settlement Agreement, Dated As Of March 2, 2017, by and among the Company and VIEX Capital Advisors LLC and certain of its Affiliates.	8-K	001-13449	10.1	March 3, 2017

10.38	Director Resignation and CEO Waiver Letter From Jon W. Gacek, Dated As Of March 2, 2017.*	8-K	001-13449	10.2	March 3, 2017

10.39	Offer Letter, Dated May 1, 2017, between the Company and Adalio Sanchez.*	8-K	001-13449	10.2	May 4, 2017

10.40	Offer Letter, Dated May 1, 2017, between the Company and Marc Rothman.*	8-K	001-13449	10.1	May 4, 2017

10.41	Offer Letter, Dated May 21, 2017, between the Company and Alex Pinchev.*	8-K	001-13449	10.1	June 1, 2017

10.42	Quantum Corporation 2012 Long-Term Incentive Plan, Amended and Restated As Of August 23, 2017.*	8-K	001-13449	10.1	August 24, 2017

10.43	Quantum Corporation Executive Officer Incentive Plan, Restated As Of August 23, 2017.*	8-K	001-13449	10.2	August 24, 2017

10.44	Offer Letter with Raghu Rau, Dated August 31, 2017.*	8-K	001-13449	10.1	September 5, 2017

10.45	Second Amendment To Term Loan Credit and Security Agreement, Dated November 6, 2017, by and among the Company, TCW Asset Management Company LLC, As Agent, and The Lender Parties Thereto.	8-K	001-13449	10.1	November 9, 2017

10.46	Second Amendment To Revolving Loan Credit and Security Agreement, Dated November 6, 2017, by and among the Company, PNC Bank, National Association, As Agent, and The Lender Parties Thereto.	8-K	001-13449	10.2	November 9, 2017

10.47	Offer Letter between the Company and Eric Singer, Effective As Of November 9, 2017.*	8-K	001-13449	10.1	November 13, 2017

10.48	Offer Letter between the Company and Adalio Sanchez, Dated November 7, 2017.*	8-K	001-13449	10.2	November 13, 2017

10.49	Release Of Claims between the Company and Jon Gacek, Dated November 7, 2017.*	8-K	001-13449	10.3	November 13, 2017

10.50	Resignation Letter Of Paul R. Auvil III, Resigning From The Board Of Directors, Dated November 8, 2017.*	8-K	001-13449	99.1	November 13, 2017

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

10.51	Offer Letter between the Company and Patrick Dennis, Dated January 16, 2018.*	8-K	001-13449	10.1	January 22, 2018

10.52	Change Of Control Agreement between the Company and Patrick Dennis, Dated January 16, 2018.*	8-K	001-13449	10.2	January 22, 2018

10.53	Third Amendment To Revolving Credit and Security Agreement, Dated As Of February 14, 2018, between the Company and PNC Bank, National Association, As Agent.	8-K	001-13449	10.1	February 20, 2018

10.54	Third Amendment To Term Loan Credit and Security Agreement, Dated February 14, 2018, between the Company and TCW Asset Management Company LLC, As Agent.	8-K	001-13449	10.2	February 20, 2018

10.55	Warrant To Purchase Stock, Dated December 14, 2017, between the Company and TCW Direct Lending, LLC.	8-K	001-13449	10.3	February 20, 2018

10.56	Warrant To Purchase Stock, Dated December 14, 2017, between the Company and West Virginia Direct Lending LLC.	8-K	001-13449	10.4	February 20, 2018

10.57	Warrant To Purchase Stock, Dated December 14, 2017, between the Company and TCW Skyline Lending, L.P.	8-K	001-13449	10.5	February 20, 2018

10.58	Amendment No. 1 To Warrant To Purchase Stock, Dated December 14, 2017, between the Company and TCW Direct Lending, LLC.	8-K	001-13449	10.6	February 20, 2018

10.59	Amendment No. 1 To Warrant To Purchase Stock, Dated December 14, 2017, between the Company and West Virginia Direct Lending LLC.	8-K	001-13449	10.7	February 20, 2018

10.60	Amendment No. 1 To Warrant To Purchase Stock, Dated December 14, 2017, between the Company and TCW Skyline Lending, L.P.	8-K	001-13449	10.8	February 20, 2018

10.61	Warrant To Purchase Stock, Dated February 14, 2018, between the Company and TCW Direct Lending, LLC.	8-K	001-13449	10.9	February 20, 2018

10.62	Warrant To Purchase Stock, Dated February 14, 2018, between the Company and West Virginia Direct Lending LLC.	8-K	001-13449	10.10	February 20, 2018

10.63	Warrant To Purchase Stock, Dated February 14, 2018, between the Company and TCW Skyline Lending, L.P.	8-K	001-13449	10.11	February 20, 2018

10.64	Offer Letter between the Company and J. Michael Dodson, Dated May 29, 2018.*	8-K	001-13449	10.1	May 30, 2018

10.65	Change Of Control Agreement between the Company and J. Michael Dodson, Dated May 29, 2018.*	8-K	001-13449	10.2	May 30, 2018

10.66	Offer Letter between the Company and James J. Lerner, Dated June 22, 2018.*	8-K	001-13449	10.1	June 27, 2018

10.67	Change Of Control Agreement between the Company and James J. Lerner, Dated June 22, 2018.*	8-K	001-13449	10.2	June 27, 2018

10.68	Joinder and Fourth Amendment To Term Loan Credit and Security Agreement Dated August 23, 2018.‡

10.69	Form of Warrant to Purchase Stock dated September 7, 2018 issued to TCW Direct Lending, LLC and its affiliates.‡

Exhibit NUMBER		Incorporated by Reference
	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT(S)	FILING DATE

10.70	Form of Warrant to Purchase Stock dated September 30, 2018 issued to TCW Direct Lending, LLC and its affiliates.‡

10.71	Form of Warrant to Purchase Stock dated October 31, 2018 issued to TCW Direct Lending, LLC and its affiliates.‡

10.72	Form of Warrant to Purchase Stock dated November 30, 2018 issued to TCW Direct Lending, LLC and its affiliates.‡

10.73	Warrant Repurchase Agreement dated January 16, 2019 between the Company and TCW Direct Lending, LLC and certain of its affiliates.‡

10.74	Fourth Amendment and Joinder To Revolving Credit and Security Agreement Dated August 23, 2018.‡

10.75	Offer Letter between the Company and Lewis W. Moorehead, Dated October 3, 2018.‡

10.76	Offer Letter between the Company and John Fichthorn, Dated April 4, 2019.‡

10.77	Term Loan Credit and Security Agreement, dated December 27, 2018, between the Company, Quantum LTO, the lenders party thereto, and U.S. Bank, National Association.	8-K	001-13449	10.1	Dec. 28, 2018

10.78	Amended and Restated Revolving Credit and Security Agreement, dated December 27, 2018, between the Company, Quantum LTO, the lenders party thereto, and PNC Bank, National Association.#	8-K	001-13449	10.2	Dec. 28, 2018

10.79	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP.	8-K	001-13449	4.1	Dec. 28, 2018

10.80	Warrant to Purchase Common Stock dated December 27, 2018 issued to BTC Holdings Fund I, LLC.	8-K	001-13349	4.2	Dec. 28, 2018

10.81	Stipulation and Agreement Of Settlement Entered Into April 11, 2019.	8-K	001-13449	99.2	May 31, 2019

16.1	Pricewaterhousecoopers LLP Letter Dated January 25, 2019 Acknowledging the Company’s Change In Accounting Firm.	8-K	001-13449	16.1	January 25, 2019

21.1	Quantum Subsidiaries.‡

23.1	Consent Of Independent Registered Public Accounting Firm, Armanino LLP.‡

24.1	Power Of Attorney ‡ (See Signature Page).

31.1	Certification Of The Chief Executive Officer Pursuant To Section 302(A) Of The Sarbanes-Oxley Act Of 2002.‡

31.2	Certification Of The Chief Financial Officer Pursuant To Section 302(A) Of The Sarbanes-Oxley Act Of 2002.‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates Management Contract Or Compensatory Plan, Contract Or Arrangement.
‡	Filed Herewith.
†	Furnished Herewith.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	August 6, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Lerner and J. Michael Dodson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities on August 6, 2019.

Signature	Title

/s/ JAMES J. LERNER James J. Lerner	President and Chief Executive Officer (Principal Executive Officer)

/s/ J. MICHAEL DODSON J. Michael Dodson	Chief Financial Officer (Principal Financial Officer)

/a/ LEWIS MOOREHEAD Lewis Moorehead	Chief Accounting Officer (Principal Accounting Officer)

/s/ CLIFFORD PRESS Clifford Press	Director

/s/ ERIC B. SINGER Eric B. Singer	Director

/s/ RAGHAVENDRA RAU Raghavendra Rau	Director

/s/ MARC E. ROTHMAN Marc E. Rothman	Director

/s/ JOHN A. FICHTHORN John A. Fichthorn	Director