Form 10-Q
period 2019-06-30
QUANTUM CORP /DE/
filed 2019-08-06
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to    _______

Commission File Number 1-13449

QUANTUM CORPORATION

Delaware	94-2665054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 550, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

(408) 944-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QMCO	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by checkmark whether the registrant has submitted electronically and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on August 1, 2019, there were 36,176,823 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$10,806	$10,790
Accounts receivable, net of allowance for doubtful accounts of $291 and $68 as of June 30, 2019 and March 31, 2019, respectively	67,329	86,828
Manufacturing inventories	24,436	18,440
Service part inventories	19,163	19,070
Other current assets	18,305	18,095
Restricted cash	1,042	1,065

Total current assets	141,081	154,288
Property and equipment, net	8,003	8,437
Operating lease right-of-use assets	11,928	—
Restricted cash, long-term	5,000	5,000
Other long term assets	6,092	5,146

Total assets	$172,104	$172,871

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$39,986	$37,395
Deferred revenue, current	81,206	90,407
Accrued restructuring charges, current	2,405	2,876
Long-term debt current portion	1,650	1,650
Accrued compensation	13,279	17,117
Other accrued liabilities	29,674	29,025

Total current liabilities	168,200	178,470
Deferred revenue, long-term	38,771	36,733
Long-term debt, net of current portion	146,122	145,621
Operating lease liabilities	9,928	—
Other long-term liabilities	11,599	11,827

Total liabilities	374,620	372,651

Stockholders’ deficit
Preferred stock, 20,000 shares authorized; no shares issued or outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized; 36,046 and 36,040 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	360	360
Additional paid in capital	500,211	499,224
Accumulated deficit	(701,761)	(697,954)
Accumulated other comprehensive loss	(1,326)	(1,410)

Total stockholders’ deficit	(202,516)	(199,780)

Total liabilities and stockholders’ deficit	$172,104	$172,871

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,
Revenue	2019	2018
Product Revenue	$65,796	$66,869
Service Revenue	33,381	33,564
Royalty revenue	6,454	7,079

Total Revenue	105,631	107,512
Product cost of revenue	47,200	45,438
Service cost of revenue	12,593	15,735

Total cost of revenue	59,793	61,173

Gross profit	45,838	46,339
Operating expenses:
Research and development	8,383	8,261
Sales and marketing	15,856	19,125
General and administrative	18,588	19,391
Restructuring charges	263	3,907

Total operating expenses	43,090	50,684

Income (loss) from operations	2,748	(4,345)
Other expenses and losses, net:
Interest expense, net	6,306	3,935
Other (income) expense, net	(89)	(220)

Net loss before income taxes	(3,469)	(8,060)
Income tax expense (benefit)	338	(575)

Net loss	$(3,807)	$(7,485)

Loss per share-basic and diluted	$(0.11)	$(0.21)

Weighted-average shares outstanding–basic and diluted	36,045	35,444

Net loss	$(3,807)	$(7,485)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	84	880

Total comprehensive loss	$(3,723)	$(6,605)

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(3,807)	$(7,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,021	1,131
Amortization of debt issuance costs	1,004	171
Provision for product and service inventories	1,572	3,871
Stock-based compensation expense	987	427
Non-cash interest expense	5	632
Bad debt expense	214	(895)
Deferred income taxes, net	(49)	(376)
Unrealized foreign exchange (gain) loss	130	(238)
Change in fair value of liability classified warrants	—	(108)
Changes in assets and liabilities:
Accounts receivable	19,360	15,017
Manufacturing inventories	(7,141)	3,170
Service parts inventories	(639)	(860)
Accounts payable	2,593	(11,048)
Accrued restructuring charges	(471)	(706)
Accrued compensation	(3,838)	(4,277)
Deferred revenue	(7,648)	(4,433)
Other assets and liabilities	(2,390)	8,561

Net cash provided by operating activities	903	2,554

Cash flows from investing activities:
Purchases of property and equipment	(444)	(695)
Cash distributions from investments	—	322

Net cash used in investing activities	(444)	(373)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	—	77,806
Repayments on long-term debt	(413)	(80,674)
Payment of tax withholding due upon vesting of restricted stock	—	(6)

Net cash used in financing activities	(413)	(2,874)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	(67)

Net decrease in cash, cash equivalents and restricted cash	(7)	(760)
Cash, cash equivalents and restricted cash at the beginning of period	16,855	17,207

Cash, cash equivalents and restricted cash at the end of period	$16,848	$16,447

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$155	$2
Transfer of inventory to property and equipment	$118	$72

Cash Paid For:
Interest	$5,129	$4,399
Income taxes, net of refunds	$126	$(58)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

Cash and cash equivalents	$10,806	$10,227
Restricted cash, current	1,042	1,220
Restricted cash, long-term	5,000	5,000

Total cash, cash equivalents and restricted cash at the end of period	$16,848	$16,447

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances at March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net loss				(3,807)		(3,807)
Foreign currency translation adjustments					84	84
Shares issued under employee stock purchase plan	6					—
Share-based compensation expense			987			987

Balances at June 30, 2019	36,046	$360	$500,211	$(701,761)	$(1,326)	$(202,516)

	Three months ended June 30, 2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances at March 31, 2018	35,443	$354	$481,610	$(655,157)	$(277)	$(173,470)
Net loss				(7,485)		(7,485)
Foreign currency translation adjustments					(880)	(880)
Shares issued under employee stock incentive plans, net		2	(2)			—
Shares surrendered in lieu of withholding taxes for stock incentive plans			(7)			(7)
Share-based compensation expense			427			427

Balances at June 30, 2018	35,443	$356	$482,028	$(662,642)	$(1,157)	$(181,415)

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), founded in 1980 and reincorporated in Delaware in 1987, is an industry leader in storing and managing video and video-like data delivering the industry’s top streaming performance for video and rich media applications, along with low cost, high density massive-scale data protection and archive systems. The Company helps customers capture, create and share digital data and preserve and protect it for decades. The Company’s end-to-end, software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drive, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019 and the results of operations, cash flows, and changes in stockholder’s deficit for the three months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

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

The Company uses the three-tier hierarchy established by U.S. GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value to determine the fair value of its financial instruments. This hierarchy indicates to what extent the inputs used in the Company’s calculations are observable in the market. The different levels of the hierarchy are defined as follows:

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

See Note 9: Fair Value of Financial Instruments for additional information.

New Accounting Pronouncements Adopted in Fiscal 2020

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-20 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

In June 2018, the FASB issued ASU No. 2018-07, Share-based Payments to Non-Employees (“ASU 2018-07”), to simplify the accounting for share- based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. For public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not impact the Company’s condensed consolidated financial statements and related disclosures.

Accounting Pronouncements Pending Adoption

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. For all entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The adoption of this ASU will not have an effect on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal that fiscal year. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

NOTE 3: BALANCE SHEET INFORMATION

Certain significant amounts included in the Company’s condensed consolidated balances sheet consist of the following (in thousands):

	As of June 30, 2019	As of March 31, 2019
Manufacturing inventories:
Finished goods
Manufactured finished goods	$11,138	$8,160
Distributor inventory	2,314	3,345
Total finished goods	13,452	11,505
Work in progress	1,013	107
Raw materials	9,971	6,828

Total manufacturing inventories	$24,436	$18,440

Service inventories:
Finished goods	$14,144	$13,437
Component parts	5,019	5,633

Total service inventories	$19,163	$19,070

Other current assets:
Insurance receivable	$8,950	$8,950
Prepayments	4,688	3,856
Other current assets	4,667	5,289

Total other current assets	$18,305	$18,095

Property and equipment, net:
Machinery and equipment	$30,653	$30,306
Furniture and fixtures	2,020	2,073
Leasehold improvements	7,052	6,990

	39,725	39,369
Less: accumulated depreciation	(31,722)	(30,932)

Total property and equipment, net	$8,003	$8,437

Other accrued liabilities:
Accrued expenses	$6,500	$8,925
Accrued settlement	10,452	10,452
Accrued warranty	4,172	3,456
Operating lease liabilities	3,026	—
Asset retirement obligation	1,935	1,936
Other accrued liabilities	3,589	4,256

Total other accrued liabilities	$29,674	$29,025

NOTE 4: LONG-TERM DEBT

The Company’s long-term debt consisted of the following (in thousands):

	As of June 30, 2019	As of March 31, 2019
Senior Secured Term Loan	$164,175	$164,588
Less: current portion	(1,650)	(1,650)
Less: unamortized debt issuance costs (1)	(16,403)	(17,317)

Long-term debt, net	$146,122	$145,621

(1)

The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

On October 21, 2016 (the “Closing Date”), the Company entered into a term loan and security agreement (the “TCW Term Loan”) with TCW Asset Management Company LLC (“TCW”) and a revolving credit and security agreement (the “PNC Credit Facility”) with PNC Bank, National Association (“PNC”). On December 27, 2018 (the “Closing Date”), the Company entered into a senior secured term loan of $150.0 million with U.S. Bank, National Association (“U.S. Bank”), drawn on the Closing Date, and a senior secured delayed draw term loan of $15.0 million (collectively, the “Senior Secured Term Loan”) which was drawn in January 2019. In connection with the Senior Secured Term Loan, the Company amended its existing PNC Credit Facility (the “Amended PNC Credit Facility”) providing for borrowings up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement. Borrowings under the Senior Secured Term Loan and Amended PNC Credit Facility (collectively, the “December 2018 Credit Agreements”) mature on December 27, 2023.

A portion of the proceeds from the Senior Secured Term Loan was used to repay all outstanding borrowings under the TCW Term Loan.

As of June 30, 2019, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.3% and 8.5%, respectively. As of June 30, 2019, the Company had no amounts outstanding on the Amended PNC Credit Facility and had borrowing availability of $24.2 million.

As of June 30, 2019, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of June 30, 2019.

NOTE 5: LEASES

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”) effective April 1, 2019 using the optional transition method in ASU 2018-11, Targeted Improvements. Therefore, the reported results for the three months ended June 30, 2019 reflect the application of Topic 842 while the reported results for the three months ended June 30, 2018 and as of March 31, 2019 were not adjusted and continue to be reported under Accounting Standard Codification (“ASC”) 840, Leases, the accounting guidance in effect for the prior period.

Under Topic 842, the Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease terms are used to determine lease classification as an operating or finance lease and is used to calculate straight-line lease expense for operating leases. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. As the Company’s leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date for its leases. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization and term to align with the terms of the lease. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.

The Company has operating leases for facilities, vehicles, computers, and other office equipment with various expiration dates. The leases have remaining terms of 1 to 11 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. The Company did not use hindsight when determining lease term, therefore, the Company carried forward the lease term as determined prior to the adoption of Topic 842. For new leases with renewal or termination options, such option periods will be included in the determination of the Company’s ROU assets and lease liabilities if the Company is reasonably certain to exercise the option. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred.

The components of lease cost were as follows (in thousands):

Three Months Ended June 30, 2019
Operating lease cost	$1,272
Variable lease cost	66
Short-term lease cost	2

Total lease cost	$1,340

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,304
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13

Supplemental balance sheet information related to the Company’s operating leases was as follows (in thousands):

As of June 30, 2019
Operating leases:
Operating lease right-of-use assets	$11,928

Operating lease liabilities, current	$3,026
Noncurrent operating lease liabilities	9,928

Total operating lease liabilities	$12,954

As of June 30, 2019, the weighted-average remaining lease-term was 4.96 years and the weighted-average discount rate was 14.06%.

The maturities of lease liabilities under non-cancellable lease terms in excess of one year were as follows as of June 30, 2019 (in thousands):

Operating Leases
Nine months ended March 31, 2020	$3,342
For the fiscal year ended March 31,
2021	3,934
2022	3,186
2023	2,193
2024	1,952
Thereafter	3,719

Total minimum lease payments	18,326

Less: Imputed interest	(5,372)

Present value of lease liabilities	$12,954

Lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $0.2 million for the remainder of fiscal 2020 and $0.2 million in each of the next two years.

As of June 30, 2019, we have additional operating leases that have not yet commenced totaling $0.2 million. These operating leases include agreements for a vehicle and extensions of existing office space leases and will commence during the second quarter with lease terms of 2 to 3 years.

NOTE 6: REVENUE

Nature of Products and Services

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three months ended June 30, 2019
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$10,013	$4,080	$1,452	$15,545
Secondary storage systems	23,697	9,655	3,437	36,789
Device and media	8,671	3,533	1,258	13,462
Service	21,571	9,223	2,587	33,381
Royalty	*	*	*	6,454

Total Revenue				$105,631

	Three months ended June 30, 2018
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$9,179	$5,315	$1,460	$15,954
Secondary storage systems	19,011	11,008	3,023	33,042
Device and media	10,283	5,954	1,636	17,873
Service	21,689	9,274	2,601	33,564
Royalty	*	*	*	7,079

Total Revenue				$107,512

*	Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2019 (in thousands):

June 30, 2019
Contract liabilities (deferred revenue)	$119,977
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$28,527

Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and contractually agreed upon amounts, yet to be invoiced, that will be recognized as revenue in future periods. Remaining performance obligations are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and foreign exchange adjustments. The Company applied the practical expedient in accordance within ASC 606, Revenue from Contracts with Customers (“ASC 606”), to exclude amounts for variable consideration constituting a sale- or usage-based royalty promised in exchange for a license of intellectual property from remaining performance obligations.

Remaining performance obligation consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2019	$110,561	$47,151	$157,712

The Company expects to recognize approximately 70% of the remaining performance obligations within the next 12 months. The majority of the Company’s noncurrent remaining performance obligations is expected to be recognized in the next 13 to 60 months.

NOTE 7: RESTRUCTURING CHARGES

There were no new restructuring plans initiated during the three months ended June 30, 2019. As of June 30, 2019, the Company had three locations with a restructuring accrual.

In the three months ended June 30, 2018, management approved a plan to eliminate 65 positions in the U.S. and internationally. The purpose of this plan was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $3.4 million were incurred under this restructuring plan.

The following table summarizes the activity included in restructuring charges for the period ended June 30, 2019 and 2018 (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	33	33
Adjustments to prior estimates	—	230	230
Cash payments	—	(734)	(734)

Balance as of June 30, 2019	$—	$2,405	$2,405

Balance as of March 31, 2018	$1,430	$4,389	$5,819
Restructuring costs	3,353	554	3,907
Adjustments to prior estimates	—	—	—
Cash payments	(4,272)	(396)	(4,668)

Balance as of June 30, 2018	$511	$4,547	$5,058

		Facilities	Total
Estimated timing of future payments
Fiscal 2020		$2,405	$2,405
Fiscal 2021 to 2024		—	—

		$2,405	$2,405

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 8: STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Description of Stock Incentive Plans

2012 Long-Term Incentive Plan

The Company has a stockholder-approved 2012 Long-Term Incentive Plan (the “Plan”) which has 4.6 million shares authorized for issuance of new shares at June 30, 2019. There were 4.3 million shares available for grant exclusive of 2.1 million shares reserved for issuance related to approved grants that will become effective when the Company becomes current with SEC reporting requirements or the Company becomes current with SEC reporting requirements and is re-listed on a national stock exchange. There were 2.4 million stock options, performance shares and restricted shares that were outstanding under the Plan as of June 30, 2019.

Stock options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value of Quantum’s common stock on the date of grant. The majority of performance share units, restricted stock units and stock options granted to employees vest over three to four years. Stock option, performance share and restricted stock grants to nonemployee directors typically vest over one year. Stock options performance share units and restricted stock units granted under the Plan are subject to forfeiture if employment terminates. The Company accounts for all forfeitures of share-based awards when they occur.

In February 2018, the Company enacted a deferral of release of all vested restricted stock units and performance share units granted prior to February 2018. The Company did not recognize compensation cost in connection with certain awards for which the grant date was achieved. The deferral of release impacted only pre-February 2018 restricted stock units and performance share units and was intended to prevent the release of unregistered shares to grantees. During the deferral period, a grantee retained the legal right to the awards they had vested in, but the Company deferred the release of the underlying shares until it could become current with its Securities and Exchange Commission (“SEC”) reporting requirements. The Company ended the deferral of release in February 2019. The deferral of release and its removal were both modifications to the Awards; however, the impact of the modifications were not material and no incremental compensation expense was recorded. All employees with outstanding stock-based awards were impacted by the modifications.

Other Stock Incentive Plans

In addition to the Plan, the Company have other stock incentive plans which are inactive for future share grant purposes, including plans assumed in acquisitions, under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to employees, consultants, officers and affiliates were authorized (“Other Plans”).

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

Employee Stock Purchase Plan

Quantum has an employee stock purchase plan (the “Purchase Plan”) that allows participating employees to purchase shares of the Company’s common stock at a discount to fair market value. Employees may purchase the Company’s common stock at a price that is no less than the lower of 85% of the fair market value at the grant date or exercise date. The maximum number of shares that may be issued under the Purchase Plan is 8.9 million shares. The Purchase Plan is available to all employees subject to certain eligibility requirements. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The Purchase Plan allows a maximum amount of 0.3 million shares to be purchased in any six-month to one year offering period. Employees did not purchase any shares of common stock under the Purchase Plan during the three-month periods ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation Expense

The following tables summarize stock-based compensation expense (in thousands):

	Three months ended June 30,
	2019	2018
Stock-based compensation expense:
Cost of revenue	$101	$75
Research and development	138	86
Sales and marketing	297	(148)
General and administrative	451	414

Total stock-based compensation expense	$987	$427

	Three months ended June 30,
	2019	2018
Stock-based compensation by type of award:
Restricted stock	$711	$557
Performance share units	276	(197)
Stock purchase plan	—	107
Stock options	—	(40)

Total stock-based compensation expense	$987	$427

As of June 30, 2019, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $2.2 million and is expected to be recognized over a weighted-average period of approximately 0.98 years.

Stock Options

The Company did not grant any stock options during the three months ended June 30, 2019 and 2018, respectively. There were no stock options exercised during the three-month periods ended June 30, 2019 and 2018. As of June 30, 2019, 1,207 stock options, with a weighted average exercise price of $5.04 per share, a weighted average remaining contractual life of 1.32 years and an aggregate intrinsic value of $0, remained outstanding.

Performance Share Units

The Company granted 175,000 and 125,000 performance share units with market conditions (market “PSUs”) during the three-month periods ended June 30, 2019 and 2018, respectively. The number of PSUs issued is dependent on Quantum’s common stock achieving certain 60-day average closing stock price targets as of specified dates and the Company becoming current with SEC reporting requirements or the Company becoming current with SEC reporting requirements and being relisted on a national stock exchange. PSUs issued vest one to three years after the issuance date based on the stock price targets achieved. The estimated fair value of these PSUs is determined at the issuance date using a Monte Carlo simulation model.

The Company did not grant any performance share units with financial performance conditions (“performance PSUs”) during the three-month periods ended June 30, 2019 and 2018, respectively. Performance PSUs become eligible for vesting based on Quantum achieving certain financial performance targets through the end of the fiscal year when the performance PSUs were granted. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for performance PSUs is recognized when it is probable that the performance conditions will be achieved.

A summary of activity relating to Quantum’s PSUs is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested as of March 31, 2019	770	$1.78
Granted	175	$1.71
Forfeited	(10)	$3.36

Nonvested as of June 30, 2019	935	$1.75

Restricted Stock Units

The Company granted 210,000 and 169,577 service-based restricted stock units (“RSUs”) during the three-month periods ended June 30, 2019 and 2018, respectively, which generally vest ratably over a three-year service period. Certain RSUs are subject to the Company becoming current with SEC reporting requirements or the Company becoming current with SEC reporting requirements and being relisted on a national stock exchange, which were both evaluated as a performance condition. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period. The fair value of RSUs vested during the three-month periods ended June 30, 2019 and 2018 was $0.0 million and $0.9 million, respectively.

A summary of activity relating to Quantum’s RSUs is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested as of March 31, 2019	1,311	$3.61
Granted	210	$2.45
Vested	(6)	$8.76
Forfeited	(30)	$7.24

Nonvested as of June 30, 2019	1,485	$3.35

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the three months ended June 30, 2019 and 2018. We have no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Warrants and Warrant Liability

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

During fiscal year 2018, the Company began issuing common stock warrants in connection with the TCW term loan agreement. The warrants were initially accounted for as a liability and recorded at estimated fair value on a recurring basis due to exercise price reset provisions contained with the warrant agreements. As such, the Company estimated the fair value of the warrants at the end of each reporting period using a Black-Scholes valuation model. At the end of each reporting period, the Company recorded the changes in the estimated fair value during the period in other expense (income) in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2019, the exercise price for these warrants reset and became fixed, at which time they were considered to be indexed to the Company’s own stock and would meet the scope requirements for equity classification. The fair value of the warrants upon the exercise price reset was reclassified to stockholders’ deficit. The Company classified the warrants liability subject to recurring fair value measurement as Level 3 prior to the reclassification to stockholders’ deficit. A portion of these warrants were based on significant inputs that were not observable in the market. As the outstanding warrants were reclassified to stockholders’ deficit in the fourth quarter of fiscal year 2019, there was no warrant liability as of June 30, 2019 and March 31, 2019.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the three months ended June 30, 2018 (in thousands):

Warrant liability
Balance, March 31, 2018	$272
Changes in fair value	(108)

Balance, June 30, 2018	$164

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of June 30, 2019 and March 31, 2019. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the financial liabilities were primarily comprised of the following as of June 30, 2019 and March 31, 2019 (in thousands):

	As of
	June 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt: (1)
Term loan agreement	$164,175	$156,918	$164,588	$160,259

Total long-term debt	$164,175	$156,918	$164,588	$160,259

(1)	Fair value based on outstanding borrowings and market interest rates (level 2)

NOTE 10: INCOME TAXES

The effective tax rate for the three months ended June 30, 2019 and 2018 was (9.7)% and 7.1%, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes and differed from the federal statutory rate of 21% in both periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2019, including interest and penalties, the Company had $117.5 million of unrecognized tax benefits, $99.3 million of which, if recognized, would favorably affect the effective tax rate. As of June 30, 2019, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.0 million. The Company’s practice is to recognize interest and penalties related to income tax matters in the income tax provision in the Condensed Consolidated Statements of Operations. As of June 30, 2019, $111.7 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets and $5.8 million (including interest and penalties) was recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company does not believe it is likely that the unrecognized tax benefits would materially change in the next 12 months.

NOTE 11: NET LOSS PER SHARE

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share, as adjusted for the Reverse Stock Split, (in thousands, except per share data):

	Three Months Ended
	June 30, 2019	June 30, 2018
Numerator:
Net Loss	$(3,807)	$(7,485)
Denominator:
Weighted-average shares
Basic and diluted	36,045	35,444
Basic and diluted net loss per share	$(0.11)	$(0.21)

The dilutive impact related to common shares from stock incentive plans and outstanding warrants is determined by applying the treasury stock method of determining value to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to common shares from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.

As of June 30, 2019 and 2018, respectively, 4,927,692 and 1,914,757 shares related to restricted stock units and warrants were excluded from the calculation of diluted net loss per share as these shares were anti-dilutive.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2019, the Company had issued non-cancelable commitments for $23.3 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings

On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board and relating to the Realtime patents. That stay remains pending. The Company believes the probability that this lawsuit will have a material adverse effect on its business, operating results or financial condition is remote.

In February 2018, two putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with its financial statements for its fiscal year 2017. On September 25, 2018, the Court granted permission to plaintiffs in the action to file an Amended Consolidated Complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, the Company agreed to pay $8.2 million to plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount will be paid by the Company’s directors and officers liability insurance carriers. The settlement liability has been included in other current liabilities and the receivable from the insurance carriers has been included in other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2019. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court granted preliminary approval on July 26, 2019. A hearing on final approval of the settlement has been scheduled for November 14, 2019.

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

In February 2018, the Company received a document subpoena from the SEC requesting information pertaining to the Company’s financial statements for the period April 1, 2017 through the date of the subpoena. The Company responded to that subpoena. In August 2018, the Company received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. The Company understands that the SEC’s investigation relates to the facts and circumstances described in the Explanatory Paragraph and Note 2: Restatement, included in this Annual Report on Form 10-K. The Company has produced a substantial volume of documents to the SEC and is cooperating with the SEC staff. The investigation is ongoing.

Other Matters

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Quantum Corporation. MD&A is provided as a supplement to and should be read in conjunction with our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, in particular, the Risk Factors set forth in Part I, Item 1A of that Annual Report and our financial statements (Part I, Item 1 of this Form 10-Q).

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including our goals for fiscal 2020 and our strategies for achieving those goals; (2) our expectations and beliefs regarding the storage market and the other markets in which we compete; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure and; (5) our expectations regarding the outcome of any litigation or investigations in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement except as required by law.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leading expert in storage, archive and data protection, providing solutions for capturing, sharing, managing and preserving digital assets over the entire data lifecycle. We believe our combination of expertise, innovation and platform independence enables us to solve scale-out storage and data protection challenges more easily, cost-effectively and securely than competitive offerings. We earn our revenue from the sale of products, systems and services through an array of channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various original equipment manufacturers (“OEM”) customers. Our tiered storage solutions include StorNext software, StorNext appliances (which include StorNext disk storage and StorNext-related tape storage) and Lattus extended online storage systems. These products are designed to help customers manage large unstructured data sets in an information workflow, encompassing high-performance ingest, real-time collaboration, scalable processing, intelligent protection and high value monetization. Our data protection solutions include DXi deduplication backup systems and Scalar automated tape libraries that optimize backup and recovery, simplify management and lower cost. Our vmPRO virtual server backup and disaster recovery offerings protect virtual environments while minimizing the impact on servers and storage. In addition, we offer software for cloud backup and disaster recovery of physical and virtual servers. We have a full range of services and the global scale and scope to support our worldwide customer base.

Our goals for fiscal 2020 are driving profitable revenue growth and long-term shareholder value by capitalizing on new market opportunities, leveraging the strength of our technology, products and installed base across tiered storage and data protection, continuing to expand our solutions portfolio and building new and enhanced channel and technology partnerships. We continue to focus our core products on building our market presence beyond media and entertainment and expanding our presence in video surveillance, technical workflow and unstructured data archive use cases. Outside of our core storage business, our strategy is to continue leveraging our technology leadership, our extensive customer base and our channel and technology partnerships to generate profits and cash from our operations.

We had total revenue of $105.6 million for the three months ended June 30, 2019, a $1.9 million decrease from the three months ended June 30, 2018. The decrease was primarily due to a decrease in our product revenue of $1.1 million, or 2%, and a decrease in royalty revenue of $0.6 million, or 9% as compared to the three months ended June 30, 2018. Our gross margin for the three months ended June 30, 2019 was 43.4%, an increase of 30 basis points from the three months ended June 30, 2018 due to a shift in revenue mix and higher service gross margins. We saw a revenue mix more weighted towards our higher margin service revenue, and service gross margin percentage for three months ended June 30, 2019 was 62.3%, an increase of 920 basis points from the three months ended June 30, 2018. This increase is attributed to relatively flat service revenue with a decrease in spending of $3.1 million, or 20% compared to the three months ended June 30, 2018.

Operating expenses decreased $7.6 million, or 15%, from the three months ended June 30, 2018 primarily due to decreased sales and marketing costs as we continue to optimize resources around strategic areas of our business. In addition, we had a decrease in restructuring charges primarily due to higher severance charges incurred in the three months ended June 30, 2018.

We generated $0.9 million in cash from operations in the three months ended June 30, 2019 compared to $2.6 million of cash generated from operations in the three months ended June 30, 2018. The decrease mainly reflects changes in operating working capital between periods partially offset by a $3.7 million reduction in net loss.

NON- U.S. GAAP FINANCIAL MEASURES

To provide investors with additional information regarding our financial results, we have presented Adjusted EBITDA and Adjusted Net Income (Loss), non-U.S. GAAP financial measures defined below.

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in our most recently filed Annual Report on Form 10-K and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before, restructuring charges, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in the Annual Report on Form 10-K and other non-recurring expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).

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

•

Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation; (5) potential ongoing costs related to the financial restatement and related activities; or (6) potential future strategic and financial restructuring expenses;

•

Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) potential ongoing costs related to the financial restatement and related activities; or (3) potential future strategic and financial restructuring expenses; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics, loss, and our U.S. GAAP financial results. The following is a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to net loss, the most directly comparable financial measure calculated in accordance with U.S. GAAP, for each of the periods indicated:

Adjusted EBITDA	For the three months ended June 30,
(Dollars in thousands)	2019	2018
U.S. GAAP Net Loss	$(3,807)	$(7,485)
Interest expense, net	6,306	3,935
Provision for income taxes	338	(575)
Depreciation and amortization expense	1,021	1,130
Stock-based compensation expense	987	427
Restructuring charges	263	3,907
Cost related to financial restatement and related activities	7,990	5,122
Other non-recurring expenses	—	749

Adjusted EBITDA	$13,098	$7,210

Adjusted Net Income (Loss)	For the three months ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018
U.S. GAAP Net Loss	$(3,807)	$(7,485)
Restructuring charges	263	3,907
Cost related to financial restatement and related activities	7,990	5,122
Other non-recurring expenses	—	749

Adjusted Net Income	$4,446	$2,293

Adjusted Net Income per share:
Basic	$0.12	$0.06
Diluted	$0.11	$0.06
Weighted average shares outstanding:
Basic	36,045	35,444
Diluted	40,973	36,638

RESULTS OF OPERATIONS

Revenue	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Product Revenue	$65,796	62%	$66,869	62%	$(1,073)	(2%)
Service Revenue	33,381	32%	33,564	31%	(183)	(—%)
Royalty Revenue	6,454	6%	7,079	7%	(625)	(9%)

Total Revenue	$105,631	100%	$107,512	100%	$(1,881)	(2%)

We had total revenue of $105.6 million in the three months ended June 30, 2019, a $1.9 million or 2% decrease from the three months ended June 30, 2018, primarily due to decreased product and royalty revenue.

Product revenue decreased $1.1 million, or 2% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Sales of our secondary storage systems increased $3.7 million, or 11%, which was offset by declines in our revenue from primary storage systems and, devices and media. Service revenue was relatively flat, decreasing less than 1% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Royalty revenue decreased $0.6 million, or 9%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to lower overall market volume and a mix weighted towards older generation LTO technology.

Product Revenue

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Primary storage systems	$15,545	15%	$15,954	15%	$(409)	(3%)
Secondary storage systems	36,789	35%	33,042	31%	3,747	11%
Devices and media	13,462	13%	17,873	17%	(4,411)	(25%)

Total product revenue	$65,796	63%	$66,869	63%	$(1,073)	(2%)

Product revenue decreased $1.1 million, or 2% in the three months ended June 30, 2019 from the three months ended June 30, 2018. Sales of our secondary storage systems increased $3.7 million, or 11%, which was offset by declines in our revenue from primary storage systems of $0.4 million, or 3%, and devices and media of $4.4 million, or 25%. The year over year increase in revenue from secondary storage systems was primarily due to growth in our hyperscaler customers. The year over year decrease in primary storage systems was driven by declines in our US domestic business. The year over year decrease in devices and media was primarily due to lower media revenues driven by lower market volume and a mix weighted towards older generation LTO technology. These media market conditions were primarily due to supply constraints as a result of legal disputes between the two principal suppliers of LTO tape.

Service Revenue

We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.

Service revenue was relatively flat, decreasing less than 1% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.

Royalty Revenue

We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.6 million, or 9% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to lower overall market volume and mix weighted towards older generation LTO technology. During the three months ended June 30, 2019, supply constraints on the latest generation LTO technology, which carry a higher royalty rate, impacted overall royalty revenue. These media market conditions were primarily due to supply constraints as a result of legal disputes between the two principal suppliers of LTO tape.

Gross Profit

	Three Months Ended
(Dollars in thousands)	June 30, 2019	Gross margin	June 30, 2018	Gross Margin	Change	Basis point change
Product gross profit	$18,596	28%	$21,431	32%	$(2,835)	(379)
Service gross profit	20,788	62%	17,829	53%	2,959	916
Royalty gross profit	6,454	100%	7,079	100%	(625)	—

Gross profit	$45,838	43%	$46,339	43%	$(501)	29

Despite a decrease in the high margin royalty revenue in the three months ended June 30, 2019, gross margin remained relatively flat year over year at 43%. Declines in product gross margin of four percentage points were offset by increases in service gross margin of nine percentage points.

Product Gross Margin

Product gross margin declined four points from 32% in the three months ended June 30, 2018 compared to 28% in the three months ended June 30, 2019. By product, the gross margin increased for back up storage systems and high-performance shared storage systems, and decreased for tape storage systems and devices and media.

Service Gross Margin

The year over year improvement in the service gross margin of nine points from 53% in the three months ended June 30, 2018 to 62% in the three months ended June 30, 2019 is primarily due to a decrease in the service spending of $3.1 million or 20% in the three months ended June 30, 2019. This decrease in spending was primarily due to a decrease in the related average service headcount of 19%.

Royalty Gross Margin

Royalties do not have significant related cost of sales and therefore are considered to have a 100% gross margin percentage. Therefore, royalty gross profit vary directly with royalty revenue.

Research and development expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Research and development expenses	$8,383	8%	$8,261	8%	$122	1%

Research and development expense remained relatively flat from the three months ended June 30, 2018 to the three months ended June 30, 2019 increasing 1% year over year. This small increase was the result of increased external testing for new products.

Sales and Marketing Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Sales and marketing expenses	$15,856	15%	$19,125	18%	$(3,269)	(17%)

Sales and marketing expense decreased $3.3 million or 17% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was driven by our continuing efforts to optimize resources around strategic areas of our business. There was a decrease in compensation and benefits of $1.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 largely related to a lower average year over year sales and marketing headcount of 36%. Marketing program spending was also reduced in the three months ended June 30, 2019 by $1.0 million compared to the three months ended June 30, 2018.

General and administrative expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
General and administrative expenses	$18,588	18%	$19,391	18%	$(803)	(4%)

General and administrative expense decreased $0.8 million or 4% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to a decrease of $2.0 million in software and equipment expenses due to a finance system implementation in the prior year. This is partially offset by a $1.2 million increase in professional fees associated with the financial restatement activities and related civil ligation defense costs.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Restructuring charges	$263	0%	$3,907	4%	$(3,644)	(93%)

Restructuring charges decreased by $3.6 million or 93% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to the higher level of headcount reductions that occurred during 2018 which resulted in charges of $3.4 million. Also, in fiscal 2019 the Company determined to exit the remaining space at one of the manufacturing facilities, resulting in additional charges of $0.2 million as compared to the three months ended June 30, 2019.

For additional information on our restructuring plans and disclosure of restructuring charges refer to Note 7: Restructuring Charges to the condensed consolidated financial statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.

Other (Income) expense, net

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Other (income) expense, net	$(89)	0%	$(220)	0%	$(131)	(60%)

Other (income) expense, net decreased by $0.1 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to a $0.2 million reduction in foreign exchange gain offset by a gain of $0.1 million on the disposal of an investment as compared to the three months ended June 30, 2018.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of revenue	June 30, 2018	% of revenue	Change	% Change
Interest expense, net	$6,306	6%	$3,935	4%	$2,371	60%

Interest expense increased by $2.4 million or 60% from the three months ended June 30, 2018 to the three months ended June 30, 2019. This increase was primarily due to a higher interest rate and principal balance from the three months ended June 30, 2018.

Interest expense includes the amortization of debt issuance costs. For further information, refer to Note 4: Long-Term Debt to the consolidated financial statements.

Income tax expense (benefit)

	Three Months Ended
(Dollars in thousands)	June 30, 2019	% of pre-tax loss	June 30, 2018	% of pre-tax loss	Change	% Change
Income tax expense (benefit)	$338	10%	$(575)	7%	$913	(159%)

Income tax expense (benefit) for the three months ended June 30, 2019 and 2018 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the U.S., the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Liquidity and Capital Resources

We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our Amended PNC Credit Facility (as defined below).

We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We may need or decide to seek additional funding through equity or debt financings, but cannot guarantee that additional funds would be available on terms acceptable to us, if at all.

We had cash and cash equivalents of $10.8 million as of June 30, 2019, compared to $10.8 million as of March 31, 2019. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below) and $1.0 million and $1.1 million of short term restricted cash, respectively.

Our outstanding long-term debt amounted to $146.1 million as of June 30, 2019, net of $16.4 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt, and $145.6 million as of March 31, 2019, net of $17.3 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt. We also have a revolving credit facility with PNC, which was undrawn and had an available amount of $24.2 million as of June 30, 2019 (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

We are highly leveraged and subject to various debt covenants under our Credit Agreements (as defined below), including financial maintenance covenants that require progressive improvements in metrics related to our financial condition and results of operations. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Fiscal Quarter Ended June 30,
(Dollars in thousands)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$903	$2,554	$(1,651)
Investing activities	(444)	(373)	(71)
Financing activities	(413)	(2,874)	2,461
Effect of exchange rate changes	(53)	(67)	14

Net increase (decrease) in cash and cash equivalents and restricted cash	$(7)	$(760)	$753

Cash Provided by Operating Activities

Net cash provided by operating activities was $0.9 million in fiscal quarter ended June 30, 2019, a decrease of $1.7 million from $2.6 million in the comparative 2018 fiscal quarter, mainly reflecting changes in operating working capital between periods, which was partially offset by a $3.7 million improvement in income from operations.

Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million in the fiscal quarter ended June 30, 2019 and $0.4 million in the fiscal quarter ended June 30, 2018, reflecting capital expenditures in both periods. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Used in Financing Activities

Net cash used in financing activities was $0.4 million in the fiscal quarter ended June 30, 2019. Net cash used by financing activities was $2.9 million in the fiscal quarter ended June 30, 2018. In both periods, the results were driven by repayments of long-term debt in excess of borrowings.

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

The key terms of the Credit Agreements and material financial covenants are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Our nominal outstanding principal amount under the Senior Secured Term Loan was $164.2 million as of June 30, 2019. The interest rate applicable to our borrowings under the Senior Secured Term Loan as of June 30, 2019 was 12.3%. The Amended PNC Credit Facility had a borrowing base of $24.2 million as of June 30, 2019, all of which was available at that date.

We believe we were in compliance with all covenants under the Credit Agreements as of the date of filing of this Quarterly Report on Form 10-Q.

Covenant EBITDA

Covenant EBITDA is identical to “EBITDA” as defined under the Credit Agreements and we are required to report it to our lenders pursuant to the covenants contained in the Credit Agreements. Covenant EBITDA is a key component of compliance metrics under certain covenants in the Credit Agreement, as described above. Consequently, we consider Covenant EBITDA to be an important measure of our financial condition. Covenant EBITDA reflects further adjustments to Adjusted EBITDA as discussed below.

Covenant EBITDA is calculated under the Credit Agreements as our GAAP net income (loss) for a given fiscal period, adjusted for certain items, including without limitation: taxes and tax credits, interest expense, depreciation and amortization, certain non-cash compensation and other charges, certain refinancing-related costs (up to certain aggregate limits), certain severance and facility closure costs (up to certain aggregate limits), transaction-related costs and purchase accounting and other adjustments with respect to acquisitions permitted under the Credit Agreements and, certain expenses in connection with the financial restatement activities (up to certain aggregate limits) that will be added back to Covenant EBITDA.

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

We are also subject to ordinary course litigation and potential costs related to our financial statement restatement activities and related legal costs.

Off Balance Sheet Arrangements

We entered into a registration rights agreement with the holders of the warrants issued to the lenders under the Term Loan Credit Agreement, as described under “—Contractual Obligations” below. The agreement calls for us to prepare and file a registration statement with the SEC and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in no event later than October 31, 2019 (the “Registration Penalty Date”). If we are unable to file cause a registration statement to be declared effective by the Registration Penalty Date, we would be required to pay each warrant holder an amount of cash equal to (i) $300,000 multiplied by (ii) such holder’s pro rata share of all outstanding warrants on the day of a Registration Penalty Date and on every thirtieth day thereafter until such filing failure is cured. In the event we fail to make the delay payments in a timely manner, such outstanding payments shall bear interest at 5.0% until paid in full. We expect to meet all registration requirements and determined that such a payment was not probable at the time the agreement was entered into, nor was such a payment probable as of June 30, 2019 or as of the date of filing of this Quarterly Report on Form 10-Q.

Except for this registration rights contingency and the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. As a result of our adoption of ASC Topic 842 as of April 1, 2019, certain operating lease obligations that were previously not reflected on our balance sheet have been reflected on the balance sheet at their fair values. See Note 5: Leases, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

In addition, in connection with our entry into the Senior Secured Term Loan, we issued warrants to purchase approximately 7.1 million shares of our common stock, at an exercise price of $1.33 per share, to the lenders under the Term Loan Credit Agreement (the “Senior Secured Term Loan Warrants”). The exercise price and the number of shares underlying the Senior Secured Term Loan Warrants are subject to adjustment in the event of specified events, including dilutive issuances common stock of common stock linked equity instruments at a price lower than the exercise price of the warrants, a subdivision, combination or reclassification of our common stock, or specified dividend payments. The Senior Secured Term Loan Warrants are exercisable until December 27, 2028. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise. The warrants liability is recorded at fair value in shareholders’ deficit.

Critical Accounting Policies, Estimates and Assumptions

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For information on our significant accounting policies, including the policies discussed below, see Note 2: Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

We adopted ASC Topic 842, Leases, effective on April 1, 2019. As a result, we recorded lease liabilities of $13.0 million and related right of use assets of $11.9 million on our balance sheet as of June 30, 2019. See Note 5: Leases, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For other recently issued and adopted accounting pronouncements, see Note 3: Summary of Significant Accounting Policies, to our consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of June 30, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. We had concluded that our internal control over financial reporting and disclosure controls and procedures was not effective as of March 31, 2019, as described in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019.

(b)

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2019, there have been no material changes to the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 6, 2019. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)
Date: August 6, 2019