Form 10-Q
period 2018-09-30
QUANTUM CORP /DE/
filed 2019-08-23
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of the close of business on September 28, 2018 was 35,551,570 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

Explanatory Note

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains our restated condensed consolidated financial statements for the three- and six-months ended September 30, 2018. The financial results contained in this Quarterly Report on Form 10-Q were presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Form 10-K”) and filed with the Securities and Exchange Commission on August 6, 2019. The Form 10-K is described in more detail below. We are separately filing this Form 10-Q in order to become eligible to utilize registration statements on Form S-8, including those Form S-8s that we have previously filed. The information contained in this Form 10-Q has not changed from the information that we provided in the Form 10-K.

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

We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to June 30, 2018. The consolidated financial statements and related financial information contained in any of our Annual Reports on Form 10-K filed during the period commencing with the fourth quarter of fiscal 2015 and prior to our most recently filed Annual Report on Form 10-K should no longer be relied upon. Additionally, the condensed consolidated financial statements and related financial information contained in any of our Quarterly Reports on Form 10-Q filed during the period commencing with the fourth quarter of fiscal 2015 and for periods prior to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 should no longer be relied upon. Included in this Quarterly Report on Form 10-Q is our restated condensed consolidated financial statements for the three and six months ended September 30, 2018. We included restated consolidated financial statements for the fiscal year ended March 31, 2017 in our most recently filed Annual Report on Form 10-K.

Note 2: Restatement to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments.

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,704	$10,865
Accounts receivable	76,304	96,350
Manufacturing inventories	21,084	34,428
Service parts inventories	18,642	21,889
Other current assets	11,291	13,565
Restricted cash	6,124	1,342

Total current assets	139,149	178,439
Property and equipment, net	8,925	9,698
Restricted cash, long-term	—	5,000
Other long-term assets	6,120	9,502

Total assets	$154,194	$202,639

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$45,021	$62,646
Deferred revenue, current	89,020	96,866
Accrued restructuring charges, current	4,437	3,166
Long-term debt current portion	127,514	7,500
Accrued compensation	15,559	19,460
Other accrued liabilities	29,150	17,638

Total current liabilities	310,701	207,276
Deferred revenue, long-term	34,577	38,587
Accrued restructuring charges, long-term	—	2,653
Long-term debt, net of current portion	—	115,986
Other long-term liabilities	10,564	11,604

Total liabilities	355,842	376,106

Stockholders’ deficit
Preferred stock	—	—
Common stock	356	354
Additional paid-in capital	483,496	481,610
Accumulated deficit	(684,257)	(655,157)
Accumulated other comprehensive loss	(1,243)	(274)

Total stockholders’ deficit	(201,648)	(173,467)

Total liabilities and stockholders’ deficit	$154,194	$202,639

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2018	2017 (As Restated)	2018	2017 (As Restated)
Revenue
Product revenue	$118,491	$137,079	$51,622	$67,596
Service revenue	66,916	70,027	33,352	34,910
Royalty revenue	12,017	19,275	4,938	9,280

Total revenue	197,424	226,381	89,912	111,786
Product cost of revenue	86,757	102,282	41,319	51,602
Service cost of revenue	28,801	29,942	13,066	14,865

Total cost of revenue	115,558	132,224	54,385	66,467

Gross profit	81,866	94,157	35,527	45,319
Operating expenses:
Research and development	16,123	20,795	7,862	10,190
Sales and marketing	35,807	52,902	16,682	25,824
General and administrative	33,461	23,930	14,072	11,506
Restructuring charges	4,201	1,701	294	70

Total operating expenses	89,592	99,328	38,910	47,590

Loss from operations	(7,726)	(5,171)	(3,383)	(2,271)
Other (income) expense, net:
Interest expense, net	8,571	5,217	4,636	2,638
Loss on debt extinguishment	12,425	39	12,425	39
Other (income) expense, net	(24)	(175)	196	(77)

Net loss before income taxes	(28,698)	(10,252)	(20,640)	(4,871)
Income tax expense (benefit)	402	(1,034)	977	228

Net loss	$(29,100)	$(9,218)	$(21,617)	$(5,099)

Loss per share - basic and diluted	$(0.82)	$(0.27)	$(0.61)	$(0.15)

Weighted-average shares outstanding – basic and diluted	35,473	34,338	35,502	34,580

Net loss	$(29,100)	$(9,218)	$(21,617)	$(5,099)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(969)	786	(86)	436

Total comprehensive loss	$(30,069)	$(8,432)	$(21,703)	$(4,663)

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017 (As Restated)
Cash flows from operating activities:
Net loss	$(29,100)	$(9,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,181	2,610
Amortization of debt issuance costs	842	855
Provision for product and service inventories	5,859	4,163
Stock-based compensation expense	1,718	3,013
Non-cash interest expense, net	1,103	—
Non-cash loss on debt extinguishment	12,425	39
Pension expense	511	733
Bad debt expense	(383)	292
Deferred income taxes, net	603	(319)
Loss on asset disposal	3	2
Unrealized foreign exchange (gain) loss	(286)	1,019
Change in fair value of liability classified warrants	164	—
(Gain) loss on investment	(43)	72
Changes in assets and liabilities:
Accounts receivable	19,434	3,065
Manufacturing inventories	11,677	(1,199)
Service parts inventories	(1,122)	(2,384)
Accounts payable	(17,520)	7,375
Accrued restructuring charges	(1,382)	(297)
Accrued compensation	(4,415)	(2,267)
Deferred revenue	(11,426)	(5,947)
Other assets and liabilities	11,827	(2,913)

Net cash provided by (used in) operating activities	2,670	(1,306)

Cash flows from investing activities:
Purchases of property and equipment	(1,331)	(1,151)
Proceeds from the sale of assets	—	275
Cash distributions from investments	41	278

Net cash used in investing activities	(1,290)	(598)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	164,968	165,270
Repayments on long-term debt	(171,584)	(155,766)
Repayment of convertible subordinated debt	—	(6,030)
Payment of tax withholding due upon vesting of restricted stock	—	(1,777)
Proceeds from issuance of common stock, net	(6)	1,012

Net cash provided by (used in) financing activities	(6,622)	2,709

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	329

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,379)	1,134
Cash, cash equivalents and restricted cash at the beginning of period	17,207	35,912

Cash, cash equivalents and restricted cash at the end of period	$11,828	$37,046

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$104	$287
Transfer of inventory to property and equipment	$176	$919
Cash Paid For:
Interest	$9,938	$4,515
Income taxes, net of refunds	$4,458	$914

The following table provides a reconciliation of the captions in the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

Cash and cash equivalents	$5,704	$13,983
Restricted cash, current	6,124	3,063
Restricted cash, long-term	—	20,000

Total cash, cash equivalents and restricted cash at the end of period	$11,828	$37,046

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	Six Months Ended September 30, 2017
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances at March 31, 2017 as restated	34,063	$340	$473,851	$(611,811)	$(1,676)	$(139,296)
Net loss				(9,218)		(9,218)
Foreign currency translation adjustments					786	786
Shares issued under employee stock incentive plans, net	600	7	(771)			(764)
Stock-based compensation expense			3,013			3,013

Balances at September 30, 2017 as restated	34,663	$347	$476,093	$(621,029)	$(890)	$(145,479)

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balances at March 31, 2018	35,443	$354	$481,610	$(655,157)	$(274)	$(173,467)
Net loss				(29,100)		(29,100)
Foreign currency translation adjustments					(969)	(969)
Shares issued under employee incentive plans, net	38	1	(7)			(6)
Stock-based compensation expense			1,718			1,718
Warrants issued related to long-term debt	75	1	175			176

Balances at September 30, 2018	35,556	$356	$483,496	$(684,257)	$(1,243)	$(201,648)

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), founded in 1980 and reincorporated in Delaware in 1987, is a proven industry leader in storing and managing video and video-like data delivering, the industry’s top streaming performance for video and rich media applications, along with the lowest cost, highest density massive-scale data protection and archive systems. The Company helps customers capture, create and share digital data and preserve and protect it for decades. The Company’s end-to-end, software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

This Note discloses the nature of the Restatement adjustments and shows the impact of the restatement on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities and financing activities, and the cumulative effects of these adjustments on the consolidated balance sheets, statements of operations and comprehensive loss, statement of stockholders’ deficit and statements of cash flows for the six months ended September 30, 2017.

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

The Special Committee investigation is now complete, although our outside legal counsel, together with the assistance of the independent legal counsel to the Special Committee and independent accounting advisors, continue to provide support as requested in connection with the SEC investigation discussed in more detail in Item 3—Legal Proceedings contained in the Annual Report for fiscal 2019 on Form 10-K.

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

(j)

Performance Based Stock Units – The Company previously accrued stock-based compensation expense on performance-based stock units (“PSUs”) assuming the shares would be earned. The Company determined the likelihood of meeting the requirement conditions at the time was remote and therefore should not have recognized stock-based compensation expense for the related PSUs.

(k)	Debt – The Company incorrectly accounted for multiple amendments to the term loan and revolving credit agreements resulting in errors in the treatment of debt extinguishment and issuance costs.

(l)	General Presentation – Certain activities in the statement of cash flows and consolidated balance sheets have been reclassified to conform with current fiscal year’s presentation.

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

(q)

Tax Accounting – The Company recalculated its income tax expense on an annual and quarterly basis to account for certain errors in the previous calculations of its federal income tax receivable, federal long-term income tax payable, and state income tax payable. Restatements impacting book income and various asset and liability accounts had no net effect on deferred taxes or tax expense due to the Company’s position of losses and a full valuation allowance.

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

Consolidated financial statement adjustments tables

The following tables present the restatement adjustments to previously issued consolidated financial statements, including the previously reported consolidated balance sheet as of September 30, 2017, and the consolidated statement of operations and comprehensive loss, stockholders’ deficit and statement of cash flows for the six months ended September 30, 2017. The correction of misstatements affecting fiscal years prior to the six months ended September 30, 2017 are reflected as a cumulative adjustment to the April 1, 2017 stockholders’ deficit on the consolidated balance sheet and consolidated statement of stockholders’ deficit.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$9,504	$4,479	k	$13,983
Accounts receivable,	105,771	(6,545)	a	99,226
Manufacturing inventories	29,119	5,593	a	34,712
Service part inventories	19,915	—		19,915
Other current assets	8,795	786	g, q	9,581
Restricted cash	1,969	1,094	f	3,063

Total current assets	175,073	5,407		180,480
Property and equipment, less accumulated depreciation	10,745	(325)	r	10,420
Restricted cash, long-term	20,000	—		20,000
Other long-term assets	5,332	1,418	h, m, p, r	6,750

Total assets	$211,150	$6,500		$217,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$48,488	—		$48,488
Accrued warranty	2,950	(2,950)	l	—
Deferred revenue, current	77,090	11,415	a, b	88,505
Accrued restructuring charges, current	1,743	627	i	2,370
Convertible subordinated debt, current	57,034	—		57,034
Accrued compensation	23,180	(925)	e, f	22,255
Other accrued liabilities	12,927	3,634	a, d, l, n, q, r	16,561

Total current liabilities	223,412	11,801		235,213
Deferred revenue, long-term	35,906	868	b	36,774
Accrued restructuring charges, long-term	423	3,192	i	3,615
Long-term debt, net of current portion	70,631	5,860	h, m	76,491
Other long-term liabilities	5,112	5,924	n, p, q	11,036

Total liabilities	335,484	27,645		363,129
Commitment and contingencies (Note 12)
Stockholders’ deficit
Preferred stock	—	—		—
Common stock	347	—		347
Additional paid-in capital	476,409	(316)	j	476,093
Accumulated deficit	(604,832)	(16,197)	a, b, d, e, m, o, p, q, r	(621,029)
Accumulated other comprehensive income (loss)	3,742	(4,632)	n, r	(890)

Total stockholders’ deficit	(124,334)	(21,145)		(145,479)

Total liabilities and stockholders’ deficit	$211,150	$6,500		$217,650

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Six Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Restatement References	As Restated
Revenue:
Product revenue	$135,224	$1,855	a, c	$137,079
Service revenue	69,410	617	b	70,027
Royalty revenue	19,275	—		19,275

Total revenue	223,909	2,472		226,381

Costs and expenses:
Product cost of revenue	99,510	2,772	a	102,282
Service cost of revenue	29,807	135	d	29,942
Total cost of revenue	129,317	2,907		132,224

Gross profit	94,592	(435)		94,157

Operating expenses:
Research and development	20,795	—		20,795
Sales and marketing	54,003	(1,101)	c, e	52,902
General and administrative	24,667	(737)	j, r	23,930
Restructuring charges	2,366	(665)	i	1,701

Total operating expenses	101,831	(2,503)		99,328

Loss from operations	(7,239)	2,068		(5,171)
Other expenses and losses, net:
Interest expense, net	5,175	42	r	5,217
Loss on debt extinguishment	39	—		39
Other income, net	(175)	—		(175)

Loss before income taxes	(12,278)	2,026		(10,252)
Income tax benefit	(741)	(293)	m, o, p, q	(1,034)

Net loss	$(11,537)	$2,319		$(9,218)

Net loss per share:
Basic	$(0.34)			$(0.27)
Diluted	$(0.34)			$(0.27)

Weighted average common shares outstanding - basic	34,337			34,338
Weighted average common shares outstanding - diluted	34,337			34,338

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Restatement References	As Restated
Revenue:
Product revenue	$63,606	$3,990	a, c	$67,596
Service revenue	34,165	745	b	34,910
Royalty revenue	9,280	—		9,280

Total revenue	107,051	4,735		111,786

Costs and expenses:
Product cost of revenue	48,561	3,041	a	51,602
Service cost of revenue	14,717	148	d	14,865
Total cost of revenue	63,278	3,189		66,467

Gross profit	43,773	1,546		45,319

Operating expenses:
Research and development	10,190	—		10,190
Sales and marketing	26,179	(355)	c, e	25,824
General and administrative	12,158	(652)	j, r	11,506
Restructuring charges	31	39	i	70

Total operating expenses	48,558	(968)		47,590

Loss from operations	(4,785)	2,514		(2,271)
Other expenses and losses, net:
Interest expense, net	2,617	21	r	2,638
Loss on debt extinguishment	39	—		39
Other income, net	(77)	—		(77)

Loss before income taxes	(7,364)	2,493		(4,871)
Income tax expense	499	(271)	m, o, p, q	228

Net loss	$(7,863)	$2,764		$(5,099)

Net loss per share:
Basic	$(0.23)			$(0.15)
Diluted	$(0.23)			$(0.15)

Weighted average common shares outstanding - basic	34,561			34,580
Weighted average common shares outstanding - diluted	34,561			34,580

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net loss	$(11,537)	$2,319	a, b, e, f, g, h, i, l, n, p, q	$(9,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,525	85	l, r	2,610
Amortization of debt issuance costs	855	—		855
Product and service parts lower of cost or market adjustment	2,319	1,844	l	4,163
Tax benefit from settlement	(1,656)	1,656	l	—
Share-based compensation expense	3,330	(317)	l	3,013
Non-cash interest expense	621	(621)	l	—
Non-cash loss on debt extinguishment	9	30	l	39
Pension expense	—	733	l	733
Bad debt expense	—	292	l	292
Deferred income taxes, net	144	(463)	l, m, o, p	(319)
Loss on disposal of property and equipment	—	2	l	2
Unrealized foreign exchange (gain)/loss	—	1,019	l	1,019
Loss on investments	—	72	l	72
Changes in assets and liabilities:
Accounts receivable	10,284	(7,219)	a, l	3,065
Manufacturing inventories	(1,752)	553	a, l	(1,199)
Service parts inventories	(2,737)	353	l	(2,384)
Accounts payable	6,537	838	g, l	7,375
Accrued warranty	(313)	313	l	—
Accrued restructuring charges	817	(1,114)	e, f, g	(297)
Accrued compensation	(1,236)	(1,031)	i, l	(2,267)
Deferred revenue	(9,329)	3,382	a, b, l	(5,947)
Other assets and liabilities	815	(3,728)	a, d, g, h, l, m, n, p, q	(2,913)

Net cash used in operating activities	(304)	(1,002)		(1,306)

Cash flows from investing activities:
Purchases of property and equipment	(1,156)	5	l	(1,151)
Proceeds from sale of assets	—	275	l	275
Cash distributions from investments	278	—		278

Net cash used in investing activities	(878)	280		(598)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	164,650	620	k	165,270
Repayments on long-term debt	(160,245)	4,479	k	(155,766)
Repayment of convertible subordinated debt	(6,000)	(30)	l	(6,030)
Payment of tax withholding due upon vesting of restricted stock	(1,775)	(2)	l	(1,777)
Proceeds from issuance of common stock, net	1,010	2	l	1,012

Net cash provided by (used in) financing activities	(2,360)	5,069		2,709

Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	247	l	329

Net decrease in cash, cash equivalents and restricted cash	(3,454)	4,588		1,134
Cash, cash equivalents and restricted cash at the beginning of period	36,658	(746)		35,912

Cash, cash equivalents and restricted cash at the end of period	$33,204	$3,842		$37,046

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$335	$(48)	l	$287
Transfer of inventory to property and equipment	$—	$919	l	$919
Cash Paid For:
Interest	$—	$4,515	l	$4,515
Taxes, net of refunds	$—	$914	l	$914

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K filed with SEC on August 6, 2019, which includes the audited and consolidated financial statements for the Company’s fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of operations, cash flows, and changes in stockholder’s deficit for the six months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

See Note 8: Fair Value of Financial Instruments for additional information.

New Accounting Pronouncements Adopted in Fiscal 2019

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

On April 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s our historic accounting policy. Adoption of Topic 606 did not have a significant impact on recorded revenue in in the three and six months ended September 30, 2018. See Note 6: Revenue for further details.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). Previously, transfers between cash and cash equivalents and restricted cash were included within operating and investing activities on the Company’s consolidated statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statements of cash flows. The Company adopted ASU 2016-18 beginning April 1, 2018, of fiscal 2019, on a retrospective basis. Upon adoption, the Company’s restricted cash balances of $6.1 million, and $23.0 million at September 30, 2018, and September 30, 2017, respectively, are included in cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted ASU 2017-11 as of April 1, 2018 and its adoption did not impact the Company’s condensed consolidated financial statements during the three and six months ended September 30, 2018.

Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The New Lease Standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by most leases. Lessees will classify their leases as either finance or operating, with classification affecting recognition, measurement, and presentation of expenses and cash flows arising from a lease. However, regardless of classification, both types of leases will be recognized on the balance sheet except for those leases for which the Company has elected the short-term lease practical expedient. The New Lease Standard is effective for the Company on April 1, 2019 for the fiscal year ended March 31, 2020. A modified retrospective transition approach is required, in which the New Lease Standard is applied to all leases existing at the date of initial application. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will adopt the effective date as the date of initial application. Consequently, financial information will not be updated, and disclosures required under the New Lease Standard will not be provided for dates and periods before April 1, 2019.

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

NOTE 4: INVENTORIES

Manufacturing and service inventories consist of the following (in thousands):

	As of September 30, 2018	As of March 31, 2018
Manufacturing inventories:
Finished goods
Manufactured finished goods	$6,653	$11,215
Distributor inventory	4,678	10,870

Total finished goods	11,331	22,085

Work in progress	83	778
Raw materials	9,670	11,565

Total manufacturing inventories	$21,084	$34,428

Service inventories:
Finished goods	$13,302	$14,863
Component parts	5,340	7,026

Total service inventories	$18,642	$21,889

NOTE 5: LONG-TERM DEBT

The Company’s long-term debt consisted of the following (in thousands):

	As of September 30, 2018	As of March 31, 2018
TCW Term Loan	$105,849	$90,424
PNC Credit Facility	22,002	33,107

Total debt	127,851	123,531
Less: current portion	(127,514)	(7,500)
Less: unamortized debt issuance costs (1)	(337)	(45)

Long-term debt, net	$—	$115,986

(1)

The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

As of September 30, 2018, the interest rates on the TCW Term Loan and the PNC Credit Facility were 14.5% and 8.25%, respectively.

As of September 30, 2018, the Company was required to maintain a $5.0 million restricted cash reserve as part of the PNC Credit Facility. This balance is presented as restricted cash within the accompanying condensed consolidated balance sheet as of September 30, 2018.

NOTE 6: REVENUE

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Six months ended September 30, 2018
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$18,889	$10,943	$4,638	$34,470
Secondary storage systems	28,743	16,648	6,209	51,600
Device and media	17,912	10,376	4,133	32,421
Service	43,241	18,489	5,186	66,916
Royalty	*	*	*	12,017

Total Revenue				$197,424

	Three months ended September 30, 2018
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$9,710	$5,628	$3,179	$18,517
Secondary storage systems	9,731	5,640	3,185	18,556
Device and media	7,629	4,422	2,498	14,549
Service	21,552	9,215	2,585	33,352
Royalty	*	*	*	4,938

Total Revenue				$89,912

	Six months ended September 30, 2017, as restated
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$22,255	$10,259	$4,969	$37,483
Secondary storage systems	37,790	17,760	8,643	64,193
Device and media	20,921	9,748	4,734	35,403
Service	45,251	19,348	5,428	70,027
Royalty	*	*	*	19,275

Total Revenue				$226,381

	Three months ended September 30, 2017, as restated
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$13,232	$5,761	$2,750	$21,743
Secondary storage systems	17,101	7,446	3,554	28,101
Device and media	10,803	4,704	2,245	17,752
Service	22,559	9,646	2,705	34,910
Royalty	*	*	*	9,280

Total Revenue				$111,786

*	Royalty revenue is not allocable to geographic regions.

Revenue for Americas geographic region outside of the United States is not significant.

NOTE 7: RESTRUCTURING CHARGES

In the six months ended September 30, 2018, management approved two plans to eliminate 66 positions in the U.S. and internationally. The purpose of these plans was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $3.6 million were incurred as a result. As of September 30, 2018, the Company had four locations with a restructuring accrual.

In the six months ended September 30, 2017, management approved a plan to eliminate 39 positions in the U.S. and internationally. The purpose of this plan was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $1.6 million were incurred under this restructuring plan.

The following table summarizes the activity included in restructuring charges for the periods ended September 30, 2018 and 2017 (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2018	$1,430	$4,389	$5,819
Restructuring costs	3,607	48	3,655
Adjustments to prior estimates	—	546	546
Cash payments	(4,592)	(991)	(5,583)

Balance as of September 30, 2018	$445	$3,992	$4,437

Balance as of March 31, 2017	$130	$6,152	$6,282
Restructuring costs	1,597	104	1,701
Cash payments	(1,007)	(991)	(1,998)

Balance as of September 30, 2017	$720	$5,265	$5,985

	Severance and benefits	Facilities	Total
Estimated timing of future payments
Fiscal 2019	$445	$1,116	$1,561
Fiscal 2020 to 2023	—	2,876	2,876

	$445	$3,992	$4,437

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

No impairments charges were recognized for non-financial assets in the six months ended September 30, 2018 and 2017. We have no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

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

Starting in December 2017, the Company began issuing common stock warrants in connection with the TCW Term Loan agreement. The warrants were initially accounted for as a liability and recorded at estimated fair value on a recurring basis due to exercise price reset provisions contained with the warrant agreements. As such, the Company estimated the fair value of the warrants at the end of each reporting period using a Black-Scholes valuation model. At the end of each reporting period, the Company recorded the changes in the estimated fair value during the period in other expense (income) in the condensed consolidated statements of operations and comprehensive loss.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the six months ended September 30, 2018 (in thousands):

Warrant liability
Balance, March 31, 2018	$272
Issuances	2,784
Settlements	(176)
Changes in fair value	164

Balance, September 30, 2018	$3,044

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of March 31, 2018. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the financial liabilities were primarily comprised of the following as of September 30, 2018 and March 31, 2018 (in thousands):

	As of
	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt: (1)
TCW Term Loan	$105,849	$105,849	$90,424	$90,424
PNC Credit Facility	22,002	22,002	33,107	27,323

Total long-term debt	$127,851	$127,851	$123,531	$117,747

(1)	Fair value based on outstanding borrowings and market interest rates (level 2)

NOTE 9: INCOME TAXES

The effective income tax rate for the three and six months ended September 30, 2018 was (4.7%) and (1.4%), respectively, as compared to (4.7%) and 10.1% for the three and six months ended September 30, 2017, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes and differed from the federal statutory rate of 21% in fiscal 2019 and 31.5% in fiscal 2018 due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions. The first six months of fiscal 2018 also benefitted from a $1.6 million reserve release resulting from an audit settlement with the German tax authorities.

As of September 30, 2018, including interest and penalties, the Company had $127.2 million of unrecognized tax benefits, $109.0 million of which, if recognized, would favorably affect the effective tax rate. As of September 30, 2018, the Company had accrued interest and penalties related to these unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the Consolidated Statements of Operations. As of September 30, 2018, $121.8 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the Consolidated Balance Sheets and $5.4 million (including interest and penalties) were recorded in other long-term liabilities in the Consolidated Balance Sheets. The Company does not believe it is likely that the unrecognized tax benefits would materially change in the next 12 months.

NOTE 10: NET LOSS PER SHARE

The following table sets forth performance share units, restricted stock units, stock options and warrants that were excluded from the calculation of diluted net loss per share as they were anti-dilutive (in thousands):

Six Months Ended		Three Months Ended
September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
1,694	1,525	2,121	1,525

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2018, the Company had issued non-cancelable commitments for $24.9 million to purchase inventory from its contract manufacturers and suppliers.

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

In February 2018, the Company received a document subpoena from the SEC requesting information pertaining to the Company’s financial statements for the period April 1, 2017 through the date of the subpoena. The Company responded to that subpoena. In August 2018, the Company received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. The Company understands that the SEC’s investigation relates to the facts and circumstances described in the Explanatory Paragraph included in this Quarterly Report on Form 10-Q. The Company has produced a substantial volume of documents to the SEC and is cooperating with the SEC staff. The investigation is ongoing.

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

NOTE 12: SUBSEQUENT EVENTS

See the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019 for events occurring subsequent to September 30, 2018.

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

RESULTS

We had total revenue of $89.9 million in the three months ended September 30, 2018, a $21.9 million or 20% decrease from the three months ended September 30, 2017, primarily due to decreased revenues across product, services and royalty. We had total revenue of $197.4 million in the six months ended September 30, 2018, a $29.0 million or 13% decrease from the six months ended September 30, 2017, also due to decreased revenues across product, services and royalty. Gross margin remained relatively flat period over period.

Operating expenses decreased $8.7 million and $9.7 million during the three and six months ended September 30, 2018, respectively, compared to the three and six months ended September 30, 2017, respectively. The decrease in operating expenses is primarily due to decreased sales and marketing costs as we continue to optimize resources around strategic areas of our business. The reduction of sales and marketing expenses during the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was offset by an increase in general and administrative expenses related to professional fees associated with the internal investigation, financial restatement and related activities.

We had net cash provided by operating activities of $2.7 million during the six months ended September 30, 2018 compared to cash used in operating activities of $1.3 million during the six months ended September 30, 2017, a net increase of $4.0 million. The change relates primarily to changes in operating working capital balances between periods.

NON- U.S. GAAP FINANCIAL MEASURES

To provide investors with additional information regarding our financial results, we have presented Adjusted EBITDA and Adjusted Net Income (Loss), non-U.S. GAAP financial measures defined below.

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, costs related to the financial restatement and related activities described in the Explanatory Paragraph included in this Quarterly Report on Form 10-Q and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before, restructuring charges, loss on debt extinguishment, costs related to the financial restatement and related activities and other non-recurring expenses and other non-recurring expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).

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

•

Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) potential ongoing costs related to the financial restatement and related activities; (3) potential losses on debt extinguishment; or (4) potential future strategic and financial restructuring expenses; and

•

other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics and our U.S. GAAP financial results. The following is a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to net loss, the most directly comparable financial measure calculated in accordance with U.S. GAAP, for each of the periods indicated:

Adjusted EBITDA

	For the six months ended September 31,		For the three months ended September 31,
(Dollars in thousands)	2018	2017	2018	2017
U.S. GAAP Net Loss	$(29,100)	$(9,218)	$(21,617)	$(5,099)
Interest expense, net	8,571	5,217	4,636	2,638
Income tax provision (benefit)	402	(1,034)	977	228
Depreciation and amortization expense	2,181	2,610	1,051	1,297
Stock-based compensation expense	1,718	3,013	1,291	1,400
Restructuring charges	4,201	1,701	294	70
Loss on debt extinguishment	12,425	39	12,425	39
Cost related to financial restatement and related activities	8,445	—	3,324	—
Other non-recurring expenses	749	—	—	—

Adjusted EBITDA	$9,592	$2,328	$2,381	$573

Adjusted Net Income (Loss)

	For the six months ended September 31,		For the three months ended September 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
U.S. GAAP Net Loss	$(29,100)	$(9,218)	$(21,617)	$(5,099)
Restructuring charges	4,201	1,701	294	70
Loss on debt extinguishment	12,425	39	12,425	39
Cost related to financial restatement and related activities	8,445	—	3,324	—
Other non-recurring expenses	749	—	—	—

Adjusted Net Income (Loss)	$(3,280)	$(7,478)	$(5,574)	$(4,990)

Adjusted Net Income (Loss) per share:
Basic	$(0.09)	$(0.22)	$(0.16)	$(0.14)
Diluted	$(0.09)	$(0.22)	$(0.16)	$(0.14)
Weighted average shares outstanding:
Basic	35,473	34,338	35,502	34,580
Diluted	35,473	34,338	35,502	34,580

RESULTS OF OPERATIONS

Revenue	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Product revenue	$51,622	57%	$67,596	61%	$(15,974)	(24%)
Service revenue	33,352	37%	34,910	31%	(1,558)	(4%)
Royalty revenue	4,938	6%	9,280	8%	(4,342)	(47%)

Total revenue	$89,912	100%	$111,786	100%	$(21,874)	(20%)

Revenue	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Product revenue	$118,491	60%	$137,079	61%	$(18,588)	(14%)
Service revenue	66,916	34%	70,027	31%	(3,111)	(4%)
Royalty revenue	12,017	6%	19,275	8%	(7,258)	(38%)

Total revenue	$197,424	100%	$226,381	100%	$(28,957)	(13%)

We had total revenue of $89.9 million in the three months ended September 30, 2018, a $21.9 million or 20% decrease from the three months ended September 30, 2017, primarily due to decreased revenues across product, services and royalty. We had total revenue of $197.4 million in the six months ended September 30, 2018, a $29.0 million or 13% decrease from the six months ended September 30, 2017, also due to decreased revenues across product, services and royalty.

Product revenue decreased $16.0 million, or 24% in the three months ended September 30, 2018 from the three months ended September 30, 2017. Product revenue decreased $18.6 million, or 14% in the six months ended September 30, 2018 from the six months ended September 30, 2017. These period over period decreases were primarily due to decreases in primary storage systems, secondary storage systems and devices and media. Service revenue decreased $1.6 million and $3.1 million in the three and six months ended September 30, 2018 and 2017, respectively, due to decreased service contract revenue from our secondary storage systems. Royalty revenue decreased $4.3 million and $7.3 million in the three and six months ended September 30, 2018 and 2017, respectively, due to lower overall market volume and weighting towards older generation LTO technology. During fiscal 2019 supply constraints on the latest generation LTO technology, which carries a higher royalty rate, impacted overall royalty revenue. The supply constraints resulted from legal disputes between the two principal suppliers of LTO tape. We believe the disputes between the two tape manufacturers were recently resolved.

Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2018	Gross margin	2017 (as Restated)	Gross Margin	Change	Basis point change
Product gross profit	$10,303	20%	$15,994	24%	$(5,691)	(370)
Service gross profit	20,286	61%	20,045	57%	241	340
Royalty gross profit	4,938	100%	9,280	100%	(4,342)	—

Gross profit	$35,527	40%	$45,319	41%	$(9,792)	103

	Six Months Ended September 30,
(Dollars in thousands)	2018	Gross margin	2017 (as Restated)	Gross Margin	Change	Basis point change
Product gross profit	$31,734	27%	$34,797	25%	$(3,063)	140
Service gross profit	38,115	57%	40,085	57%	(1,970)	(28)
Royalty gross profit	12,017	100%	19,275	100%	(7,258)	—

Gross profit	$81,866	41%	$94,157	42%	$(12,291)	(13)

Despite a decrease in the high gross margin royalty revenue in the three and six months ended September 30, 2018 compared to the comparable periods in the prior year, gross margin remained relatively flat period over period. The improvement in service gross margin during the three months ended September 30, 2018 compared to the prior fiscal period relates primarily to a decrease in spending due to a decrease in the related average service headcount.

Research and Development Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Research and development expenses	$7,862	9%	$10,190	9%	$(2,328)	(23%)

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Research and development expenses	$16,123	8%	$20,795	9%	$(4,672)	(22%)

Research and development expenses decreased $2.3 million and $4.7 million, or 23% and 22%, during the three and six months ended September 30, 2018, respectively, compared to the prior fiscal periods due to a decrease in compensation and benefits largely related to a lower average research and development headcount. Research and development expenses as a percentage of revenue remained relatively consistent during both comparative periods.

Sales and Marketing Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Sales and marketing expenses	$16,682	19%	$25,824	23%	$(9,142)	(35%)

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Sales and marketing expenses	$35,807	18%	$52,902	23%	$(17,095)	(32%)

Sales and marketing expenses decreased $9.1 million and $17.1 million, or 35% and 32%, during the three and six months ended September 30, 2018 compared to the prior fiscal periods. The decreases are driven by our continuing efforts to optimize resources around strategic areas of our business. These decreases were primarily due to a decrease in compensation and benefits during the during the three and six months ended September 30, 2018 compared to the prior fiscal periods largely related to a lower average sales and marketing headcount. Marketing program spending was also reduced during the comparative periods.

General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
General and administrative expenses	$14,072	16%	$11,506	10%	$2,566	22%

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
General and administrative expenses	$33,461	17%	$23,930	11%	$9,531	40%

General and administrative expenses increased $2.6 million and $9.5 million, or 22% and 40%, in the three and six months ended September 30, 2018 compared to the prior fiscal periods. The increases were primarily due to an increase in professional fees associated with the internal investigation, financial restatement and related activities. Those increases were partially offset by a decrease in compensation and benefits largely related to a lower average period over period general and administrative headcount and a decrease in infrastructure costs related to facility consolidation activities.

Restructuring Charges

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Restructuring charges	$294	0%	$70	0%	$224	320%

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Restructuring charges	$4,201	2%	$1,701	1%	$2,500	147%

There were nominal restructuring charges during the three months ended September 30, 2018 and 2017. Restructuring charges increased by $2.5 million or 147% in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. This decrease was primarily due to the higher level of headcount reductions that occurred during the six months ended September 30, 2018 compared to the prior fiscal period. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.

Other (Income) Expense, net

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Other (income) expense, net	$196	0%	$(77)	0%	$273	(355%)

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Other (income) expense, net	$(24)	0%	$(175)	0%	$151	(86%)

Other (income) expense, net during the three and six months ended September 30, 2018 and 2017 were related primarily to foreign exchange (gains) losses.

Interest Expense, Net

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Interest expense, net	$4,636	5%	$2,638	2%	$1,998	76%

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Interest expense, net	$8,571	4%	$5,217	2%	$3,354	64%

Interest expense, net increased by $2.0 million or 76% from the three months ended September 30, 2018 to the three months ended September 30, 2017. Interest expense, net increased $3.4 million or 64% from the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The increases were primarily due to a higher principal balance during the comparable periods.

Loss on Debt Extinguishment

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Loss on debt extinguishment	$12,425	14%	$39	NM	$12,386	NM

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Loss on debt extinguishment	$12,425	6%	$39	NM	$12,386	NM

During the three and six month periods ended September 30, 2018 we incurred a loss on debt extinguishment of $12.4 million related to the amendment of our TCW Term Loan.

Income Tax Expense (Benefit)

	Three Months Ended September 30,
(Dollars in thousands)	2018	% of pre-tax loss	2017 (as Restated)	% of pre-tax loss	Change	% Change
Income tax expense (benefit)	$977	(5%)	$228	(5%)	$749	329%

	Six Months Ended September 30,
(Dollars in thousands)	2018	% of pre-tax loss	2017 (as Restated)	% of pre-tax loss	Change	% Change
Income tax expense (benefit)	$402	(1%)	$(1,034)	12%	$1,436	(139%)

Income tax expense (benefit) for three and six months ended September 30, 2018 and 2017 is primarily influenced by foreign and state income taxes. The six months ended September 30, 2017 benefitted from a $1.6 million reserve release resulting from an audit settlement with the German tax authorities. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

We had cash and cash equivalents of $10.8 million as of June 30, 2019 which excludes $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below).

We are highly leveraged and subject to various debt covenants under our Credit Agreements (as defined below), including financial maintenance covenants that require progressive improvements in metrics related to our financial condition and results of operations. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our most recently filed Annual Report on Form 10-K filed on August 6, 2019. We belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(Dollars in thousands)	2018	2017 (as Restated)	$ Change
Cash provided by (used in):
Operating activities	$2,670	$(1,306)	$3,976
Investing activities	(1,290)	(598)	(692)
Financing activities	(6,622)	2,709	(9,331)
Effect of exchange rate changes	(137)	329	(466)

Net increase (decrease) in cash and cash equivalents and restricted cash	$(5,379)	$1,134	$(6,513)

Cash Provided by (Used In) Operating Activities

We had net cash provided by operating activities of $2.7 million during the six months ended September 30, 2018 compared to cash used in operating activities of $1.3 million during the six months ended September 30, 2017, a net increase of $4.0 million. The change relates primarily to changes in operating working capital balances between periods.

Cash Used In Investing Activities

Net cash used in investing activities was $1.3 million in the six months ended September 30, 2018 was primarily related to purchases of property and equipment. Net cash used in investment activities in the six months ended September 30, 2017 relates to purchases of property and equipment of $1.2 million offset by proceeds from the sale of assets of $0.3 million and a cash distribution from an investment of $0.3 million.

Cash Provided By (Used In) Financing Activities

Cash used in financing activities was $6.6 million during the six months ended September 30, 2018 compared to cash provided by financing activities of $2.7 million during the six months ended September 30, 2017, a net change of $9.3 million which is driven primarily by borrowings and repayments under our long-term debt.

Debt Profile and Covenants

We are party to a senior secured revolving credit facility in an available principal amount equal to the lesser of (i) $45.0 million and (ii) the “borrowing base” (as defined under the agreement) under an Amended and Restated Revolving Credit and Security Agreement (the “Amended PNC Credit Agreement”) with certain lenders and PNC Bank, National Association, as administrative agent. We are also party to a senior secured term loan facility in an aggregate principal amount of $165.0 million under a Term Loan Credit and Security Agreement between us, certain lenders and U.S. Bank, National Association, as disbursing and collateral agent, entered into in December 2018 (the “Senior Secured Term Loan” and together with the Amended PNC Credit Agreement, the “Credit Agreements”).

The key terms of the Credit Agreements and material financial covenants are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our most recently filed Annual Report on Form 10-K.

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

Off Balance Sheet Arrangements

We entered into a registration rights agreement with the holders of the warrants issued to the lenders under the Senior Secured Term Loan agreement entered into in December 2018, as described in our most recently filed Annual Report on Form 10-K. The agreement calls for us to prepare and file a registration statement with the SEC and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in no event later than October 31, 2019 (the “Registration Penalty Date”). If we are unable to cause a registration statement to be declared effective by the Registration Penalty Date, we would be required to pay each warrant holder an amount of cash equal to (i) $300,000 multiplied by (ii) such holder’s pro rata share of all outstanding warrants on the day of a Registration Penalty Date and on every thirtieth day thereafter until such filing failure is cured. In the event we fail to make the delay payments in a timely manner, such outstanding payments shall bear interest at 5.0% until paid in full. We expect to meet all registration requirements and determined that such a payment was not probable at the time the agreement was entered into, nor was such a payment probable as of the date of filing of this Quarterly Report on Form 10-Q.

Except for this registration rights contingency and the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations and operating lease obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Critical Accounting Policies, Estimates and Assumptions

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For information on our significant accounting policies, see Note 3: Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 3: Summary of Significant Accounting Policies included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 3: Summary of Significant Accounting Policies, to our consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recently filed Annual Report on Form 10-K.

Contractual Obligations and Commitments

We have not entered into any material contractual obligations or commitments outside of the ordinary course of business since the most recently ended fiscal year as disclosed in the header “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recently filed Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recently filed Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recently filed Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of September 30, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. We had concluded that our internal control over financial reporting and disclosure controls and procedures was not effective as of March 31, 2019, as described in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

(b)

Changes in internal control over financial reporting. Changes to our internal control over financial reporting (as that term is defined in the Exchange Act) are described in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 6, 2019. Except as described in that Annual Report on Form 10-K, there were no changes to our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Joinder and Fourth Amendment to Term Loan Credit and Security Agreement dated August 23, 2018 (Incorporated by reference to exhibit 10.68 filed with the Company’s Current Report on Form 10-K (No. 001-13449) filed on August 6, 2019).

10.2	Form of Warrant to Purchase Stock dated September 7, 2018 issued to TCW Direct Lending, LLC and its affiliates (Incorporated by reference to exhibit 10.69 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

10.3	Form of Warrant to Purchase Stock dated September 30, 2018 issued to TCW Direct Lending, LLC and its affiliates (Incorporated by reference to exhibit 10.70 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

10.4	Fourth Amendment and Joinder to Revolving Credit and Security Agreement dated August 23, 2018 (Incorporated by reference to exhibit 10.74 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 22, 2019