Form 10-Q
period 2018-12-31
QUANTUM CORP /DE/
filed 2019-08-23
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

QUANTUM CORPORATION

Explanatory Note

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains our condensed consolidated financial statements for the three- and nine-months ended December 31, 2018. The financial results contained in this Quarterly Report on Form 10-Q were presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Form 10-K”) and filed with the Securities and Exchange Commission on August 6, 2019. The Form 10-K is described in more detail below. We are separately filing this Form 10-Q in order to become eligible to utilize registration statements on Form S-8, including those Form S-8s that we have previously filed. The information contained in this Form 10-Q has not changed from the information that we provided in the Form 10-K.

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

We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to June 30, 2018. The consolidated financial statements and related financial information contained in any of our Annual Reports on Form 10-K filed during the period commencing with the fourth quarter of fiscal 2015 and prior to our most recently filed Annual Report on Form 10-K should no longer be relied upon. Additionally, the condensed consolidated financial statements and related financial information contained in any of our Quarterly Reports on Form 10-Q filed during the period commencing with the fourth quarter of fiscal 2015 and for periods prior to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 should no longer be relied upon. Included in this Quarterly Report on Form 10-Q is our restated condensed consolidated financial statements for the three and nine months ended December 31, 2018. We included restated consolidated financial statements for the fiscal year ended March 31, 2017 in our most recently filed Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,926	$10,865
Accounts receivable	79,571	96,350
Manufacturing inventories	15,563	34,428
Service parts inventories	18,551	21,889
Other current assets	7,877	13,565
Restricted cash	1,098	1,342

Total current assets	133,586	178,439
Property and equipment, net	8,773	9,698
Restricted cash, long-term	5,000	5,000
Other long-term assets	7,632	9,502

Total assets	$154,991	$202,639

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$38,774	$62,646
Deferred revenue, current	84,879	96,866
Accrued restructuring charges, current	3,947	3,166
Long-term debt current portion	1,500	7,500
Accrued compensation	14,705	19,460
Other accrued liabilities	25,295	17,638

Total current liabilities	169,100	207,276
Deferred revenue, long-term	34,361	38,587
Accrued restructuring charges, long-term	—	2,653
Long-term debt, net of current portion	137,073	115,986
Other long-term liabilities	10,695	11,604

Total liabilities	351,229	376,106

Stockholders’ deficit
Preferred stock	—	—
Common stock	356	354
Additional paid-in capital	493,349	481,610
Accumulated deficit	(688,543)	(655,157)
Accumulated other comprehensive loss	(1,400)	(274)

Total stockholders’ deficit	(196,238)	(173,467)

Total liabilities and stockholders’ deficit	$154,991	$202,639

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Nine Months ended December 31,		Three Months ended December 31,
	2018	2017	2018	2017
Revenue:
Product revenue	$181,477	$212,422	$62,986	$75,343
Service revenue	101,013	104,902	34,097	34,875
Royalty revenue	16,913	25,051	4,896	5,776

Total revenue	299,403	342,375	101,979	115,994
Product cost of revenue	132,576	160,401	45,819	58,119
Service cost of revenue	41,879	44,857	13,078	14,915

Total cost of revenue	174,455	205,258	58,897	73,034

Gross profit	124,948	137,117	43,082	42,960
Operating expenses:
Research and development	24,030	29,957	7,907	9,162
Sales and marketing	52,797	79,613	16,990	26,711
General and administrative	46,943	36,342	13,481	12,416
Restructuring charges	5,428	5,940	1,227	4,239

Total operating expenses	129,198	151,852	39,605	52,528

Income (loss) from operations	(4,250)	(14,735)	3,477	(9,568)
Other (income) expense, net:
Interest expense, net	14,809	8,185	6,238	2,968
Loss on debt extinguishment	17,458	39	5,033	—
Other (income) expense, net	(3,870)	(385)	(3,846)	(210)

Net loss before income taxes	(32,647)	(22,574)	(3,948)	(12,326)
Income tax expense (benefit)	739	(3,161)	337	(2,127)

Net loss	$(33,386)	$(19,413)	$(4,285)	$(10,199)

Loss per share - basic and diluted	$(0.94)	$(0.56)	$(0.12)	$(0.29)

Weighted-average shares outstanding – basic and diluted	35,500	34,499	35,552	34,820

Net loss	$(33,386)	$(19,413)	$(4,285)	$(10,199)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,126)	556	(157)	(229)

Total comprehensive loss	$(34,512)	$(18,857)	$(4,442)	$(10,428)

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(33,386)	$(19,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,228	3,822
Amortization of debt issuance costs	2,211	1,263
Provision for product and service inventories	7,385	7,073
Stock-based compensation expense	2,818	4,583
Non-cash interest expense, net	1,670	—
Non-cash loss on debt extinguishment	17,458	39
Non-cash restructuring charges	—	598
Pension expense	787	1,071
Bad debt expense	167	290
Deferred income taxes, net	903	(2,700)
Loss on asset disposal	31	20
Unrealized foreign exchange (gain) loss	(382)	963
Change in fair value of liability classified warrants	(942)	33
(Gain) loss on investment	(2,861)	113
Changes in assets and liabilities:
Accounts receivable	15,677	5,846
Manufacturing inventories	16,475	(2,976)
Service parts inventories	(2,050)	(3,426)
Accounts payable	(24,031)	16,229
Accrued restructuring charges	(1,872)	1,902
Accrued compensation	(5,542)	(4,720)
Deferred revenue	(15,783)	(8,015)
Other assets and liabilities	7,744	634

Net cash provided by (used in) operating activities	(10,295)	3,229

Cash flows from investing activities:
Purchases of property and equipment	(1,755)	(2,060)
Proceeds from the sale of assets	50	4
Cash distributions from investments	2,892	278

Net cash provided by (used in) investing activities	1,187	(1,778)

Cash flows from financing activities:
Borrowings of long-term debt and subordinated convertible debt, net of debt issuance costs	397,088	290,404
Repayments on long-term debt	(388,080)	(239,109)
Repayment of convertible subordinated debt	—	(62,836)
Payment of tax withholding due upon vesting of restricted stock	—	(1,807)
Proceeds from issuance of common stock, net	—	1,012

Net cash provided by (used in) in financing activities	9,008	(12,336)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	336

Net decrease in cash and cash equivalents and restricted cash	(183)	(10,549)
Cash, cash equivalents and restricted cash at the beginning of period	17,207	35,912

Cash, cash equivalents and restricted cash at the end of period	$17,024	$25,363

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable	$159	$88
Transfer of inventory to property and equipment	$393	$934
Cash Paid For:
Interest	$12,140	$7,118
Income taxes, net of refunds	$64	$1,179

The following table provides a reconciliation of the captions in the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:

Cash and cash equivalents	$10,926	$10,309
Restricted cash, current	1,098	3,054
Restricted cash, long-term	5,000	12,000

Total cash and cash equivalents and restricted cash at the end of period	$17,024	$25,363

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	Nine months ended December 31, 2017
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 31, 2017	34,063	$340	$473,851	$(611,811)	$(1,676)	$(139,296)
Net loss				(19,413)		(19,413)
Foreign currency translation adjustments					556	556
Shares issued under employee stock incentive plans, net	1,014	11	(806)			(795)
Stock-based compensation expense			5,181			5,181
Warrants issued related to long-term debt			1,063			1,063

Balances at December 31, 2017	35,077	$351	$479,289	$(631,224)	$(1,120)	$(152,704)

	Nine months ended December 31, 2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at March 31, 2018	35,443	$354	$481,610	$(655,157)	$(274)	$(173,467)
Net loss				(33,386)		(33,386)
Foreign currency translation adjustments					(1,126)	(1,126)
Shares issued under employee stock incentive plans, net	35	1	(7)			(6)
Stock-based compensation expense			2,818			2,818
Warrants issued related to long-term debt	75	1	8,928			8,929

Balances at December 31, 2018	35,553	$356	$493,349	$(688,543)	$(1,400)	$(196,238)

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of December 31, 2018 and the results of operations, cash flows, and changes in stockholder’s deficit for the nine months ended December 31, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

On April 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s our historic accounting policy. Adoption of Topic 606 did not have a significant impact on recorded revenue in the three and nine months ended December 31, 2018. See Note 5 – Revenue for further details.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). Previously, transfers between cash and cash equivalents and restricted cash were included within operating and investing activities on the Company’s consolidated statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statements of cash flows. The Company adopted ASU 2016-18 beginning April 1, 2018, the beginning of its fiscal 2019, on a retrospective basis. Upon adoption, the Company’s restricted cash balances of $6.1 million, and $15.1 million at December 31, 2018, and December 31, 2017, respectively, are included in cash and cash equivalents and restricted cash on the Company’s condensed consolidated statements of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted ASU 2017-11 as of April 1, 2018 and its adoption impacted the accounting for warrants issued in connection with the Company’s Senior Secured Term Loan discussed in Note 4: Long-Term Debt.

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

NOTE 3: INVENTORIES

Manufacturing and service inventories consist of the following (in thousands):

	As of December 31, 2018	As of March 31, 2018
Manufacturing inventories:
Finished goods:
Manufactured finished goods	$4,406	$11,215
Distributor inventory	4,543	10,870

Total finished goods	8,949	22,085

Work in progress	63	778
Raw materials	6,551	11,565

Total manufacturing inventories	$15,563	$34,428

Service inventories:
Finished goods	$13,159	$14,863
Component parts	5,392	7,026

Total service inventories	$18,551	$21,889

NOTE 4: LONG-TERM DEBT

The Company’s long-term debt consisted of the following (in thousands):

	As of December 31, 2018	As of March 31, 2018
TCW Term Loan	$—	$90,424
PNC Credit Facility	6,433	33,107
Senior Secured Term Loan	150,000	—

Total debt	156,433	123,531
Less: current portion	(1,500)	(7,500)
Less: unamortized debt issuance costs (1)	(17,860)	(45)

Long-term debt, net	$137,073	$115,986

(1)

The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

As of December 31, 2018, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.8% and 8.5%, respectively. As of December 31, 2018, the Company had no amounts outstanding on the Amended PNC Credit Facility and had borrowing availability of $22.3 million.

As of December 31, 2018, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of December 31, 2018.

NOTE 5: REVENUE

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Nine months ended December 31, 2018
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$28,377	$15,887	$6,094	$50,358
Secondary storage systems	50,163	27,809	9,497	87,469
Device and media	24,618	13,870	5,163	43,651
Service	65,274	27,910	7,828	101,012
Royalty	*	*	*	16,913

Total Revenue				$299,403

	Three months ended December 31, 2018
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$9,488	$4,944	$1,456	$15,888
Secondary storage systems	21,421	11,161	3,287	35,869
Device and media	6,706	3,494	1,029	11,229
Service	22,033	9,421	2,643	34,097
Royalty	*	*	*	4,896

Total Revenue				$101,979

	Nine months ended December 31, 2017
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$38,292	$18,937	$7,824	$65,053
Secondary storage systems	55,270	27,219	11,755	94,244
Device and media	31,230	15,326	6,569	53,125
Service	67,787	28,984	8,131	104,902
Royalty	*	*	*	25,051

Total Revenue				$342,375

	Three months ended December 31, 2017
	Americas	Europe	Asia Pacific	Consolidated
Primary storage systems	$16,038	$8,678	$2,854	$27,570
Secondary storage systems	17,481	9,458	3,112	30,051
Device and media	10,309	5,578	1,835	17,722
Service	22,536	9,636	2,703	34,875
Royalty	*	*	*	5,776

Total Revenue				$115,994

*	Royalty revenue is not allocable to geographic regions.

Revenue for Americas geographic region outside of the United States is not significant.

NOTE 6: RESTRUCTURING CHARGES

In the nine months ended December 31, 2018, management approved plans to eliminate 83 positions in the U.S. and internationally. The purpose of this plan was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $4.6 million were incurred under this restructuring plan. As of December 31, 2018, the Company had four locations with a restructuring accrual.

In the nine months ended December 31, 2017, management approved plans to eliminate 100 positions in the U.S. and internationally. The purpose of this plan was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $5.8 million were incurred under this restructuring plan.

The following table summarizes the activity included in restructuring charges for the period ended December 31, 2018 and 2017 (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2018	$1,430	$4,389	$5,819
Restructuring costs	4,602	55	4,657
Adjustments to prior estimates	—	771	771
Cash payments	(5,631)	(1,669)	(7,300)

Balance as of December 31, 2018	$401	$3,546	$3,947

Balance as of March 31, 2017	$130	$6,152	$6,282
Restructuring costs	5,783	157	5,940
Cash payments	(1,917)	(1,523)	(3,440)
Other non-cash	(598)	—	(598)

Balance as of December 31, 2017	$3,398	$4,786	$8,184

Estimated timing of future payments
Fiscal 2019	$401	$670	$1,071
Fiscal 2020 to 2023	—	2,876	2,876

	$401	$3,546	$3,947

Facility restructuring accruals will be paid in accordance with the respective facility lease terms and amounts above are net of estimated sublease amounts.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the nine months ended December 31, 2018 and 2017. We have no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Warrants and Warrant Liability

The Company uses the Black-Scholes-Merton option valuation model for estimating fair value of common stock warrants. The expected life of warrants granted represent the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns, and post-vesting forfeitures. The Company estimates volatility based on the historical volatility of the common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black-Scholes-Merton stock option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. The Company has not paid any cash dividends on the common stock and does not anticipate paying any cash dividends in the foreseeable future.

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

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the nine months ended December 31, 2018 and 2017 (in thousands):

Warrant liability
Balance, March 31, 2018	$272
Issuances	5,682
Settlements	(176)
Changes in fair value	(942)

Balance, December 31, 2018	$4,836

Balance, March 31, 2017	$—
Issuances	1,772
Settlements	(1,063)
Changes in fair value	33

Balance, December 31, 2017	$742

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of December 31, 2018 and March 31, 2018. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the financial liabilities were primarily comprised of the following as of December 31, 2018 and March 31, 2018 (in thousands):

	As of
	December 31, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt: (1)
TCW Term Loan	$—	$—	$90,424	$90,424
PNC Credit Facility	—	—	33,107	27,323
Senior Secured Term Loan	150,000	150,000	—	—

Total long-term debt	$150,000	$150,000	$123,531	$117,747

(1)	Fair value based on outstanding borrowings and market interest rates (level 2)

NOTE 8: INCOME TAXES

The effective income tax rates for the three and nine months ended December 31, 2018 were (8.5%) and (2.3%), respectively, as compared to 17.3% and 14.0% for the three and nine months ended December 31, 2017, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes and differed from the federal statutory rate of 21% in fiscal 2019 and 31.5% in fiscal 2018 due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions. The three and nine months ended December 31, 2017 also benefitted from a $2.7 million refundable tax credit resulting from the repeal of the Corporate Alternative Minimum Tax enacted as part of the Tax Cuts and Jobs Act of 2017 and the nine months ended December 31, 2017 benefitted from a $1.6 million reserve release resulting from an audit settlement with the German tax authorities.

As of December 31, 2018, including interest and penalties, the Company had $127.7 million of unrecognized tax benefits, $109.5 million of which, if recognized, would favorably affect the effective tax rate. As of December 31, 2018, the Company had accrued interest and penalties related to these unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2018, $122.1 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $5.6 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. The Company does not believe it is likely that the unrecognized tax benefits would materially change in the next 12 months.

NOTE 9: NET LOSS PER SHARE

Net Loss per Share

The following table sets forth the performance share units, restricted stock units, stock options and warrants that were excluded from the calculation of diluted net loss per share as they were anti-dilutive (in thousands);

Nine Months ended		Three Months ended
December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
6,247	1,873	5,481	1,873

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2018, the Company had issued non-cancelable commitments for $29.9 million to purchase inventory from its contract manufacturers and suppliers.

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

In February 2018, two putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with its financial statements for its fiscal year 2017. On December 25, 2018, the Court granted permission to plaintiffs in the action to file an Amended Consolidated Complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, the Company agreed to pay $8.2 million to plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount will be paid by the Company’s directors and officers liability insurance carriers. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court granted preliminary approval on July 26, 2019. A hearing on final approval of the settlement has been scheduled for November 14, 2019.

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

In February 2018, the Company received a document subpoena from the SEC requesting information pertaining to the Company’s financial statements for the period April 1, 2017 through the date of the subpoena. The Company responded to that subpoena. In August 2018, the Company received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. The Company understands that the SEC’s investigation relates to the facts and circumstances described in the Explanatory Paragraph and Note 2: Restatement, included in the Company’s most recently filed Annual Report on Form 10-K. The Company has produced a substantial volume of documents to the SEC and is cooperating with the SEC staff. The investigation is ongoing.

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

NOTE 11: SUBSEQUENT EVENTS

See the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019 for events occurring subsequent to December 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Quantum Corporation. MD&A is provided as a supplement to and should be read in conjunction with our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, in particular, the Risk Factors set forth in Part I, Item 1A of that Annual Report on Form 10-K and our condensed consolidated financial statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including our goals for fiscal 2020 and our strategies for achieving those goals; (2) our expectations and beliefs regarding the storage market and the other markets in which we compete; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure and; (5) our expectations regarding the outcome of any litigation or investigations in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to those factors discussed under “Risk Factors” in Part II, Item 1A included in our most recently filed Annual Report on Form 10-K. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement except as required by law.

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

RESULTS

We had total revenue of $102.0 million and $299.4 million for the three and nine months ended December 31, 2018, respectively, a $14.0 and $43.0 million decrease from the three and nine months ended December 31, 2017, respectively. The decrease in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily due to a decrease in our product revenue of $12.4 million or 16%. The decrease in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was primarily due to a decrease in our product revenue of $30.9 million or 15% and a decrease in royalty revenue of $8.1 million or 32%. Our gross margin for the three months ended December 31, 2018 was 42%, an increase of 521 basis points from the three months ended December 31, 2017 and our gross margin for the nine months ended December 31, 2018 was 42%, an increase of 168 basis points compared to the nine months ended December 31, 2017. The gross margin improvements were due to a shift in revenue mix and higher service gross margins.

Operating expenses decreased $12.9 million and $22.7 million during the three and nine months ended December 31, 2018, respectively, compared to the three and nine months ended December 31, 2017. The decrease in operating expenses is primarily due to decreased sales and marketing costs as we continue to optimize resources around strategic areas of our business. The reduction of sales and marketing expenses during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was offset by an increase in general and administrative expenses related to professional fees associated with the internal investigation, financial restatement and related activities.

We had net cash used in operating activities of $10.3 million during the nine months ended December 31, 2018 compared to cash provided by operating activities of $3.2 million during the nine months ended December 31, 2017, a net decrease of $13.5 million. The change relates primarily to changes in operating working capital between periods.

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

We consider non-recurring expenses to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses.

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

Adjusted EBITDA

	For the nine months ended December 31,		For the three months ended December 31,
(Dollars in thousands)	2018	2017	2018	2017
U.S. GAAP Net Loss	$(33,386)	$(19,143)	$(4,285)	$(10,199)
Interest expense, net	14,809	8,185	6,238	2,968
Income tax benefit (expense)	739	(3,161)	337	(2,127)
Depreciation and amortization expense	3,228	3,822	1,047	1,212
Stock-based compensation expense	2,818	4,583	1,100	1,570
Restructuring charges	5,428	5,940	1,227	4,239
Loss on debt extinguishment	17,458	39	5,033	—
Cost related to financial restatement and related activities	12,743	—	4,297	—
Other non-recurring expenses	749	1,513	—	1,513

Adjusted EBITDA	$24,583	$1,778	$14,994	$(824)

Adjusted Net Income (Loss)

	For the nine months ended December 31,		For the three months ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
U.S. GAAP Net Loss	$(33,386)	$(19,143)	$(4,285)	$(10,199)
Restructuring charges	5,428	5,940	1,227	4,239
Loss on debt extinguishment	17,458	39	5,033	—
Cost related to financial restatement and related activities	12,743	—	4,297	—
Other non-recurring expenses	749	1,513	—	1,513

Adjusted Net Income (Loss)	$2,992	$(11,651)	$6,272	$(4,447)

Adjusted Net Income (Loss) per share:
Basic	$0.08	$(0.34)	$0.18	$(0.13)
Diluted	$0.07	$(0.34)	$0.15	$(0.13)
Weighted average shares outstanding:
Basic	35,500	34,499	35,552	34,820
Diluted	41,747	34,499	41,033	34,820

RESULTS OF OPERATIONS

Revenue

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Product Revenue	$62,986	62%	$75,343	65%	$(12,357)	(16%)
Service Revenue	34,097	33%	34,875	30%	(778)	(2%)
Royalty Revenue	4,896	5%	5,776	5%	(880)	(15%)

Total Revenue	$101,979	100%	$115,994	100%	$(14,015)	(12%)

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Product Revenue	$181,477	61%	$212,422	62%	$(30,944)	(15%)
Service Revenue	101,013	33%	104,902	31%	(3,890)	(4%)
Royalty Revenue	16,913	6%	25,051	7%	(8,138)	(32%)

Total Revenue	$299,403	100%	$342,375	100%	$(42,972)	(13%)

We had total revenue of $102.0 million in the three months ended December 31, 2018, a $14.0 million or 12% decrease from the three months ended December 31, 2017, primarily due to decreased revenues across product, services and royalty. We had total revenue of $299.4 million in the nine months ended December 31, 2018, a $43.0 million or 13% decrease from the nine months ended December 31, 2017, also due to decreased revenues across product, services and royalty.

Product revenue decreased $12.4 million, or 16% in the three months ended December 31, 2018 from the three months ended December 31, 2017. Product revenue decreased $30.9 million, or 15% in the nine months ended December 31, 2018 from the nine months ended December 31, 2017. These period over period decreases were primarily due to decreases in primary storage systems and devices and media. Service revenue decreased $0.8 million and $3.9 million in the three and nine months ended December 31, 2018 and 2017, respectively, due to decreased service contract revenue from our secondary storage systems. Royalty revenue decreased $0.9 million and $8.1 million in the three and nine months ended December 31, 2018 and 2017, respectively, due to lower overall market volume and weighting towards older generation LTO technology. During fiscal 2019 supply constraints on the latest generation LTO technology, which carries a higher royalty rate, impacted overall royalty revenue. The supply constraints resulted from legal disputes between the two principal suppliers of LTO tape. The disputes between the two tape manufacturers were recently resolved.

Gross Profit

	Three Months Ended December 31,
(Dollars in thousands)	2018	Gross margin	2017	Gross Margin	Change	Basis point change
Product gross profit	$17,167	27%	$17,224	23%	$(57)	439
Service gross profit	21,019	62%	19,960	57%	1,059	441
Royalty gross profit	4,896	100%	5,776	100%	(880)	—

Gross profit	$43,082	42%	$42,960	37%	$122	521

	Nine Months Ended December 31,
(Dollars in thousands)	2018	Gross margin	2017	Gross Margin	Change	Basis point change
Product gross profit	$48,901	27%	$52,021	24%	$(3,120)	246
Service gross profit	59,134	59%	60,045	57%	(911)	130
Royalty gross profit	16,913	100%	25,051	100%	(8,138)	—

Gross profit	$124,948	42%	$137,117	40%	$(12,169)	168

Despite a decrease in the high gross margin royalty revenue in the three and nine months ended December 31, 2018 compared to the comparable periods in the prior year, gross margin increased five percentage points and two percentage points, respectively, driven by higher gross margins on both product and service. Product gross margin increased from 23% and 24% in the three and nine months ended December 31, 2017, respectively, to 27% in both the three and nine months ended December 31, 2018. The gross margin increased for primary storage, secondary storage and devices and media. The improvement in service gross margin during the three and nine months ended December 31, 2018 compared to the prior fiscal periods relates primarily to a decrease in spending due to a decrease in the related average service headcount.

Research and development expenses

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Research and development expenses	$7,907	8%	$9,162	8%	$(1,255)	(14%)

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Research and development expenses	$24,030	8%	$29,957	9%	$(5,927)	(20%)

Research and development expenses decreased $1.3 million and $5.9 million during the three and nine months ended December 31, 2018, respectively, compared to the prior fiscal periods due to a decrease in compensation and benefits largely related to a lower average research and development headcount. Research and development expenses as a percentage of revenue remained relatively consistent during both comparative periods.

Sales and Marketing Expenses

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Sales and marketing expenses	$16,990	17%	$26,711	23%	$(9,721)	(36%)

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Sales and marketing expenses	$52,797	18%	$79,613	23%	$(26,816)	(34%)

Sales and marketing expenses decreased $9.7 million and $26.8 million during the three and nine months ended December 31, 2018 compared to the prior fiscal periods or 36% and 34%, respectively. The decreases were driven by our continuing efforts to reduce headcount and achieve greater efficiencies in the sales and marketing functions. These decreases were primarily due to a decrease in compensation and benefits during the three and nine months ended December 31, 2018 compared to the prior fiscal periods largely related to a lower average sales and marketing headcount. Marketing program spending was also reduced during the comparative periods.

General and Administrative Expenses

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
General and administrative expenses	$13,481	13%	$12,416	11%	$1,065	9%

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
General and administrative expenses	$46,943	16%	$36,342	11%	$10,601	29%

General and administrative expenses increased $1.1 million and $10.6 million in the three and nine months ended December 31, 2018 compared to the prior fiscal periods which was an increase of 9% and 29%, respectively. The increases were primarily due to an increase in professional fees associated with the internal investigation, financial restatement and related activities. Those increases were partially offset by a decrease in compensation and benefits largely related to a lower average period over period general and administrative headcount and a decrease in infrastructure costs related to facility consolidation activities.

Restructuring Charges

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Restructuring charges	$1,227	1%	$4,239	4%	$(3,012)	(71%)

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Restructuring charges	$5,428	2%	$5,940	2%	$(512)	(9%)

Restructuring charges decreased by $3.0 million or 71% in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This decrease was primarily due to the higher level of headcount reductions that occurred during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Restructuring charges during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 remained relatively flat due to the timing and cost of employee headcount reductions. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional strategic cost reduction efforts, and efforts to align our cost structure with our business model.

Other (Income) Expense, Net

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Other (income) expense, net	$(3,846)	(4%)	$(210)	0%	$(3,636)	1,731%

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Other (income) expense, net	$(3,870)	(1%)	$(385)	0%	$(3,485)	905%

Other (income) expense, net of $3.8 million and $3.9 million during the three and nine months ended December 31, 2018 relates primarily to a gain of $2.8 million on the disposal of an investment and $1.1 million resulting from the change in mark-to-market valuation of the warrants related to our TCW Term Loan. The remaining change comparing the three and nine months ended December 31, 2018 and 2017, respectively, relates primarily to fluctuations in foreign exchange (gains) losses.

Interest expense, net

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Interest expense, net	$6,238	6%	$2,968	3%	$3,270	110%

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017	% of revenue	Change	% Change
Interest expense, net	$14,809	5%	$8,185	2%	$6,624	81%

Interest expense, net increased by $3.3 million or 110% from the three months ended December 31, 2018 to the three months ended December 31, 2017. Interest expense, net increased $6.6 million or 81% from the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The increases were primarily due to a higher principal balance during the comparable periods.

Loss on Debt Extinguishment

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Loss on debt extinguishment	$5,033	5%	$—	NM	$5,033	NM

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of revenue	2017 (as Restated)	% of revenue	Change	% Change
Loss on debt extinguishment	$17,458	6%	$39	NM	$17,419	NM

During the three and nine month periods ended December 31, 2018 we incurred a loss on debt extinguishment of $5.0 million and $17.4 million, respectively, related to amendments to and the repayment of our TCW Term Loan and amendments to our PNC Credit Facility.

Income tax expense (benefit)

	Three Months Ended December 31,
(Dollars in thousands)	2018	% of pre-tax loss	2017	% of pre-tax loss	Change	% Change
Income tax expense (benefit)	$337	(9%)	$(2,127)	17%	$2,464	(116%)

	Nine Months Ended December 31,
(Dollars in thousands)	2018	% of pre-tax loss	2017	% of pre-tax loss	Change	% Change
Income tax expense (benefit)	$739	(2%)	$(3,161)	14%	$3,900	(123%)

The income tax expense (benefit) for the three and nine months ended December 31, 2018 and 2017 are primarily influenced by foreign and state income taxes. The three months ended December 31, 2017 benefitted from a $2.7 million refundable tax credit resulting from the repeal of the Corporate Alternative Minimum Tax enacted as part of the Tax Cuts and Jobs Act of 2017 and the nine months ended December 31, 2017 also benefitted from a $1.6 million reserve release resulting from an audit settlement with the German tax authorities. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

We are highly leveraged and subject to various debt covenants under our Credit Agreements (as defined below), including financial maintenance covenants that require progressive improvements in metrics related to our financial condition and results of operations. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K filed on August 6, 2019. We belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt service and sustain our operations for at least the next 12 months.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(Dollars in thousands)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$(10,295)	$3,229	$(13,524)
Investing activities	1,187	(1,778)	2,965
Financing activities	9,008	(12,336)	21,344
Effect of exchange rate changes	(83)	336	(419)

Net increase (decrease) in cash and cash equivalents and restricted cash	$(183)	$(10,549)	$10,366

Cash Provided by (Used In) Operating Activities

We had net cash used in operating activities of $10.3 million during the nine months ended December 31, 2018 compared to cash provided by operating activities of $3.2 million during the nine months ended December 31, 2017, a net decrease of $13.5 million. The change relates primarily to changes in operating working capital balances between periods.

Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $1.2 million in the nine months ended December 31, 2018 which is comprised of $1.8 million of purchases of property and equipment offset by a cash distribution related to the liquidation of an investment. Cash used in investing activities during the nine months ended December 31, 2017 was $1.8 million comprised primarily of $2.1 million in purchases of property and equipment offset by a cash distribution from an investment.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities was $9.0 million during the nine months ended December 31, 2018 compared to cash used in financing activities during the nine months ended December 31, 2017, a net change of $21.3 million which is driven primarily by borrowings and repayments under our long-term debt.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For information on our significant accounting policies, including the policies, see Note 2: Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2: Summary of Significant Accounting Policies included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 3: Summary of Significant Accounting Policies, to our consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

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

(a)

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of December 31, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. We had concluded that our internal control over financial reporting and disclosure controls and procedures was not effective as of March 31, 2019, as described in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

There have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K filed on August 6, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Registration Rights Agreement, dated December 27, 2018 between the Company, OC II FIE V LP and BTC Holdings Fund I, LLC. (Incorporated by reference to exhibit 4.3 filed with the Company’s Current Report on Form 8-K (No. 001-13449) filed on December 28, 2018).

10.1	Form of Warrant to Purchase Stock dated October 31, 2018 issued to TCW Direct Lending, LLC and its affiliates (Incorporated by reference to exhibit 10.71 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

10.2	Form of Warrant to Purchase Stock dated November 30, 2018 issued to TCW Direct Lending, LLC and its affiliates (Incorporated by reference to exhibit 10.72 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

10.3	Offer Letter between the Company and Lewis W. Moorehead, dated October 3, 2018 (Incorporated by reference to exhibit 10.75 filed with the Company’s Annual Report on Form 10-K (No. 001-13449) filed on August 6, 2019)

10.4	Term Loan Credit and Security Agreement, dated December 27, 2018, between the Company, Quantum LTO, the lenders party thereto, and U.S. Bank, National Association (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (No. 001-13449) filed on December 28, 2018)

10.5	Amended and Restated Revolving Credit and Security Agreement, dated December 27, 2018, between the Company, Quantum LTO, the lenders party thereto, and PNC Bank, National Association (Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K (No. 001-13449) filed on December 28, 2018)

10.6	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP (Incorporated by reference to exhibit 4.1 filed with the Company’s Current Report on Form 8-K (No. 001-13449) filed on December 28, 2018)

10.7	Warrant to Purchase Common Stock dated December 27, 2018 issued to BTC Holdings Fund I, LLC (Incorporated by reference to exhibit 4.2 filed with the Company’s Current Report on Form 8-K (No. 001-13449) filed on December 28, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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