Form 10-Q
period 2019-09-30
QUANTUM CORP /DE/
filed 2019-11-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-13449

Quantum Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-2665054
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

224 Airport Parkway	Suite 550
San Jose	CA	95110
(Address of Principal Executive Offices)		(Zip Code)

(408)	944-4000
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	QMCO	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐	No
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No
As of the close of business on October 31, 2019, there were 36,941,906 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,000	$10,790
Restricted cash	936	1,065
Accounts receivable, net of allowance for doubtful accounts of $275 and $68 as of September 30, 2019 and March 31, 2019, respectively	71,390	86,828
Manufacturing inventories	22,032	18,440
Service parts inventories	18,845	19,070
Other current assets	9,840	18,095
Total current assets	129,043	154,288
Property and equipment, net	8,606	8,437
Restricted cash	5,000	5,000
Right-of-use assets, net	11,933	—
Other long-term assets	3,678	5,146
Total assets	158,260	172,871
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	39,354	37,395
Deferred revenue	76,578	90,407
Accrued restructuring charges	299	2,876
Long-term debt	1,650	1,650
Accrued compensation	15,006	17,117
Other accrued liabilities	18,821	29,025
Total current liabilities	151,708	178,470
Deferred revenue	34,981	36,733
Long-term debt, net of current portion	153,600	145,621
Operating lease liabilities	9,848	—
Other long-term liabilities	11,233	11,827
Total liabilities	361,370	372,651
Commitments and contingencies (Note 6)
Stockholders' deficit
Common stock, $0.01 par value; 1,000,000 shares authorized; 36,717, and 36,040 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	368	360
Additional paid-in capital	502,398	499,224
Accumulated deficit	(704,076)	(697,954)
Accumulated other comprehensive loss	(1,800)	(1,410)
Total stockholders’ deficit	(203,110)	(199,780)
Total liabilities and stockholders’ deficit	$158,260	$172,871
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Product	$68,130	$51,622	$133,926	$118,491
Service	32,401	33,352	65,781	66,916
Royalty	5,258	4,938	11,712	12,017
Total revenue	105,789	89,912	211,419	197,424
Cost of revenue:
Product	49,467	41,319	96,666	86,756
Service	12,799	13,066	25,404	28,802
Total cost of revenue	62,266	54,385	122,070	115,558
Gross profit	43,523	35,527	89,349	81,866
Operating expenses:
Research and development	9,350	7,862	17,733	16,123
Sales and marketing	14,824	16,682	30,680	35,807
General and administrative	14,329	14,072	32,905	33,461
Restructuring charges	821	294	1,084	4,201
Total operating expenses	39,324	38,910	82,402	89,592
Income (loss) from operations	4,199	(3,383)	6,947	(7,726)
Other income (expense), net	76	(196)	165	24
Interest expense	(6,347)	(4,636)	(12,653)	(8,571)
Loss on debt extinguishment, net	—	(12,425)	—	(12,425)
Net loss before income taxes	(2,072)	(20,640)	(5,541)	(28,698)
Income tax provision	243	977	581	402
Net loss	$(2,315)	$(21,617)	$(6,122)	$(29,100)

Loss per share - basic and diluted	$(0.06)	$(0.61)	$(0.17)	$(0.82)
Weighted average shares - basic and diluted	36,297	35,502	36,172	$35,473

Net loss	$(2,315)	$(21,617)	$(6,122)	$(29,100)
Foreign currency translation adjustments, net	(474)	(86)	(390)	(969)
Total comprehensive loss	$(2,789)	$(21,703)	$(6,512)	$(30,069)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(6,122)	$(29,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,034	2,181
Amortization of debt issuance costs	2,008	842
Provision for product and service inventories	3,442	5,859
Stock based compensation	3,352	1,718
Non-cash loss on debt extinguishment	—	12,425
Bad debt expense	199	(383)
Unrealized foreign exchange (gain) loss	(99)	(286)
Changes in assets and liabilities:
Accounts receivable	15,239	19,434
Manufacturing inventories	(5,799)	11,677
Service parts inventories	(1,180)	(1,122)
Accounts payable	1,478	(17,520)
Accrued restructuring charges	(2,576)	(1,382)
Accrued compensation	(2,111)	(4,415)
Deferred revenue	(15,582)	(11,426)
Other assets and liabilities	(3,939)	14,209
Net cash provided by (used in) operating activities	(9,656)	2,711
Investing activities
Purchases of property and equipment	(1,315)	(1,331)
Net cash used in investing activities	(1,315)	(1,331)
Financing activities
Borrowings of long-term debt and credit facility	172,119	164,968
Repayments of long-term debt and credit facility	(165,968)	(171,584)
Payment of taxes due upon vesting of restricted stock	(171)	(6)
Net cash provided by (used in) financing activities	5,980	(6,622)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	72	(137)
Net change in cash, cash equivalents and restricted cash	(4,919)	(5,379)
Cash, cash equivalents, and restricted cash at beginning of period	16,855	17,207
Cash and cash equivalents at end of period	$11,936	$11,828
Supplemental disclosure of cash flow information
Cash paid for interest	$10,567	$9,938
Cash paid for income taxes, net of refunds	$(51)	$(45)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$249	$104
Transfer of inventory to property and equipment	$169	$176
Payment of litigation settlements with insurance proceeds	$8,950	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

Cash and cash equivalents	$6,000	$5,704
Restricted cash, current	936	6,124
Restricted cash, long-term	5,000	—
Total cash, cash equivalents and restricted cash at the end of period	$11,936	$11,828
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, unaudited)

Three Months Ended	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, June 30, 2018	35,443	$356	$482,028	$(662,642)	$(1,157)	$(181,415)
Net loss	—	—	—	(21,617)	—	(21,617)
Foreign currency translation adjustments	—	—	—	—	(86)	(86)
Shares issued under employee incentive plans, net	38	—	2	—	—	2
Warrants exercised related to long-term debt	75	—	175	—	—	176
Stock-based compensation	—	—	1,291	—	—	1,291
Balance, September 30, 2018	35,556	$356	$483,496	$(684,257)	$(1,243)	$(201,648)

Balance, June 30, 2019	36,046	$360	$500,211	$(701,761)	$(1,326)	$(202,516)
Net loss	—	—	—	(2,315)	—	(2,315)
Foreign currency translation adjustments	—	—	—	—	(474)	(474)
Shares issued under employee incentive plans, net	671	8	(178)	—	—	(170)
Stock-based compensation	—	—	2,365	—	—	2,365
Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)

Six Months Ended	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2018	35,443	$354	$481,610	$(655,157)	$(274)	$(173,467)
Net loss	—	—	—	(29,100)	—	(29,100)
Foreign currency translation adjustments	—	—	—	—	(969)	(969)
Shares issued under employee incentive plans, net	38	1	(7)	—	—	(6)
Warrants exercised related to long-term debt	75	1	175	—	—	176
Stock-based compensation	—	—	1,718	—	—	1,718
Balance, September 30, 2018	35,556	$356	$483,496	$(684,257)	$(1,243)	$(201,648)

Balance, March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net loss	—	—	—	(6,122)	—	(6,122)
Foreign currency translation adjustments	—	—	—	—	(390)	(390)
Shares issued under employee incentive plans, net	677	8	(178)	—	—	(170)
Stock-based compensation	—	—	3,352	—	—	3,352
Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K filed with SEC on August 6, 2019, which includes the audited and consolidated financial statements for the Company’s fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017 (restated).

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30,  2019 and the results of operations, cash flows and changes in stockholders’ deficit for the three and six months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-20 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to accumulated deficit.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. For all entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The adoption of this ASU will not have an effect on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that fiscal year. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Americas
Primary storage systems	$17,327	$9,710	$27,340	$18,889
Secondary storage systems	15,029	9,731	38,726	28,743
Device and media	9,348	7,629	18,019	17,912
Service	20,366	21,552	41,936	43,241
Total revenue	62,070	48,622	126,021	108,785

EMEA
Primary storage systems	3,388	5,628	7,468	10,943
Secondary storage systems	8,079	5,640	17,734	16,648
Device and media	6,640	4,422	10,173	10,376
Service	9,828	9,215	19,051	18,489
Total revenue	27,935	24,905	54,426	56,456

APAC
Primary storage systems	3,203	3,179	4,655	4,638
Secondary storage systems	3,078	3,185	6,515	6,209
Device and media	2,038	2,498	3,296	4,133
Service	2,207	2,585	4,794	5,186
Total revenue	10,526	11,447	19,260	20,166

Consolidated
Primary storage systems	23,918	18,517	39,463	34,470
Secondary storage systems	26,186	18,556	62,975	51,600
Device and media	18,026	14,549	31,488	32,421
Service	32,401	33,352	65,781	66,916
Royalty*	5,258	4,938	11,712	12,017
Total revenue	$105,789	$89,912	$211,419	$197,424

*	Royalty revenue is not allocable to geographic regions.

Revenue for Americas geographic region outside of the United States is not significant.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the six months ended September 30, 2019 (in thousands):

September 30, 2019
Contract liabilities (deferred revenue)	$111,559
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$51,850

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

Remaining performance obligation consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2019	$92,610	$45,896	$138,506

The Company expects to recognize approximately 70% of the remaining performance obligations within the next 12 months. The majority of the Company’s noncurrent remaining performance obligations is expected to be recognized in the next 13 to 60 months.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the three and six months ended September 30, 2019 and 2018. We have no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

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

During fiscal year 2018, the Company began issuing common stock warrants in connection with the TCW Term Loan agreement. The warrants were initially accounted for as a liability and recorded at estimated fair value on a recurring basis due to exercise price reset provisions contained with the warrant agreements. As such, the Company estimated the fair value of the warrants at the end of each reporting period using a Black-Scholes-Merton valuation model. At the end of each reporting period, the Company recorded the changes in the estimated fair value during the period in other (income) expense in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2019, the exercise price for these warrants reset and became fixed, at which time they were considered to be indexed to the Company’s own stock and would meet the scope requirements for equity classification. The fair value of the warrants upon the exercise price reset was reclassified to stockholders’ deficit. The Company classified the warrants liability subject to recurring fair value measurement as Level 3 prior to the reclassification to stockholders’ deficit. A portion of these warrants were based on significant inputs that were not observable in the market. As the outstanding warrants were reclassified to stockholders’ deficit in the fourth quarter of fiscal year 2019, there was no warrant liability as of September 30, 2019 and March 31, 2019.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the six months ended September 30, 2018 (in thousands):

Warrant liability
As of March 31, 2018	$272
Issuances	2,784
Settlements	(176)
Changes in fair value	164
As of September 30, 2018	$3,044

Long-term Debt

The total estimated fair value of long-term debt as of September 30, 2019 and March 31, 2019 was approximately $170.8 million and $160.3 million, respectively, based on outstanding borrowings and market interest rates for the period. The fair value has been classified as Level 2 within the fair value hierarchy.

NOTE 4: INVENTORIES
Manufacturing and service inventories consist of the following (in thousands):

Manufacturing inventories

	September 30, 2019	March 31, 2019
Finished goods:
Manufactured finished goods	$10,015	$8,160
Distributor inventory	1,445	3,345
Total finished goods	11,460	11,505
Work in progress	1,084	107
Raw materials	9,488	6,828
Total manufacturing inventories	$22,032	$18,440

Service parts inventories

	September 30, 2019	March 31, 2019
Finished goods	$14,146	$13,437
Component parts	4,699	5,633
Total service inventories	$18,845	$19,070

NOTE 5: LEASES

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”) effective April 1, 2019 using the optional transition method in ASU 2018-11, Targeted Improvements. Therefore, the reported results as of September 30, 2019 and for the three and six months ended September 30, 2019 reflect the application of Topic 842, while the reported results for the three months ended September 30, 2018 and as of March 31, 2019 were not adjusted and continue to be reported under Accounting Standard Codification (“ASC”) 840, Leases, the accounting guidance in effect for the prior periods.

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

The Company has operating leases for facilities, vehicles, computers, and other office equipment with various expiration dates. The leases have remaining terms of 1 to 8 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. The Company did not use hindsight when determining lease term, therefore, the Company carried forward the lease term as determined prior to the adoption of Topic 842. For new leases with renewal or termination options, such option periods will be included in the determination of the Company’s ROU assets and lease liabilities if the Company is reasonably certain to exercise the option. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred.

Components of lease cost were as follows (in thousands):

Lease Cost	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019

Operating lease cost	$1,304	$2,576
Variable lease cost	147	212
Short-term lease cost	29	31
Total lease cost	$1,480	$2,819

Maturity of Lease Liabilities	Operating Leases
Six months ended March 31, 2020	$2,286
For the fiscal year ended March 31,
2021	4,233
2022	3,388
2023	2,366
2024	2,127
Thereafter	3,870
Total lease payments	$18,270
Less: Imputed interest	(5,218)
Present value of lease liabilities	$13,052

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining operating lease term (years)	4.85
Weighted average discount rate for operating leases	14.03%

The Company’s right-of-use asset was $11.9 million as of September 30, 2019, and $0 as of March 31, 2019.

Operating cash outflows related to operating leases totaled $1.3 million for the six months ended September 30, 2019.

NOTE 6: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2019, the Company had issued non-cancelable commitments for $21.5 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings

On July 22 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against Quantum in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that we have incorporated Realtime Data’s patented technology into our compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings currently before the Patent Trial and Appeal Board relating to the Realtime patents. That stay remains in effect. We believe the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

In February 2018, two putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with its financial statements for fiscal year 2017. On September 25, 2018, the Court granted permission to plaintiffs in the action to file an Amended Consolidated Complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, the Company agreed to pay $8.2 million to plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount was paid by our directors and officers liability insurance carriers. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court entered preliminary approval of the settlement on July 26, 2019. In its order granting preliminary approval, the Court set November 14, 2019 as the date for consideration of a motion for final approval of the settlement.

In May 2018, two shareholders filed litigation in California Superior Court for Santa Clara County on behalf of Quantum against several current and former officers and directors of the Company. A third action brought by a shareholder on behalf of Quantum was filed on March 4, 2019. These three lawsuits (the “Derivative Litigation”), which were consolidated by the Court, alleged, inter alia, that the board members and certain of the senior officers breached their fiduciary duties to the Company and its shareholders by causing the Company to make materially false and misleading statements concerning the Company’s financial health, business operations, and growth prospects in its public filings and communications with investors, including misrepresentations regarding the Company’s disclosure controls and procedures, revenue recognition, and internal controls over financial reporting. After extensive negotiations, the parties reached a definitive agreement to settle the Derivative Litigation in February 2019. The settlement requires the Company to adopt a number of corporate governance reforms and to pay plaintiffs’ attorneys’ fees of $0.8 million, which was paid by our directors and officers liability insurance carriers. On September 6, 2019, the Court entered final approval of the Derivative Litigation settlement.
In January 2018, the Company received a document subpoena from the SEC requesting information pertaining to its financial statements for the period April 1, 2017 through the date of the subpoena. The Company responded to that subpoena. In August 2018, the Company received a second subpoena requesting similar documents for the period April 1, 2015 through the date of the subpoena. The Company understands that the SEC’s investigation relates to the facts and circumstances regarding the restatement of the Company’s financial statements which is described in the Explanatory Note and Note 2, Restatement, in the Company’s most recently filed Annual Report on Form 10-K. The Company has produced a substantial volume of documents to the SEC and is cooperating with the SEC staff. The investigation is ongoing.
Other Matters
Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, cash flows or financial position.

NOTE 7: RESTRUCTURING CHARGES
There were no new restructuring plans initiated during the six months ended September 30, 2019. In the six months ended September 30, 2018, management approved two plans to eliminate 66 positions in the U.S. and internationally. The purpose of these plans was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $3.6 million were incurred as a result.

The following table summarizes the restructuring activities for the six months ended September 30, 2019 and 2018 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	826	826
Adjustments to prior estimates	—	258	258
Cash payments	—	(3,661)	(3,661)
Balance as of September 30, 2019	$—	$299	299

Balance as of March 31, 2018	$1,430	$4,389	$5,819
Restructuring costs	3,607	48	3,655
Adjustments to prior estimates	—	546	546
Cash payments	(4,592)	(991)	(5,583)
Balance as of September 30, 2018	$445	$3,992	$4,437

Facility restructuring accruals will be paid by the end of the fiscal year ending March 31, 2020.

NOTE 8: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, stock options and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended		Six Months Ended
September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
8,625	2,121	6,860	1,694

The dilutive impact related to common shares from restricted stock units, stock options and warrants is determined by applying the treasury stock method of determining value to the assumed vesting of outstanding restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to common shares from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.

NOTE 9: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2019 was -11.7% and -10.5%, respectively, as compared to -4.7% and -1.4% for the three and six months ended September 30, 2018, respectively. Income tax provisions for each of these periods reflect expenses for foreign income taxes and state taxes and differed from the federal statutory rate of 21% due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2019, including interest and penalties, the Company had $118.0 million of unrecognized tax benefits, $99.8 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2019, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.1 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2019, $112.0 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $6.0 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $11.2 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 10: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	As of
	September 30, 2019	March 31, 2019
Senior Secured Term Loan	$163,763	$164,588
Amended PNC Credit Facility	6,976	—
Less: current portion	(1,650)	(1,650)
Less: unamortized debt issuance costs (1)	(15,489)	(17,317)
Long-term debt, net	$153,600	$145,621
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the Amended PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

As of September 30, 2019, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.1% and 8.0%, respectively. As of September 30, 2019, after drawing down $7.0 million, the Amended PNC Credit Facility had a remaining borrowing availability of $14.8 million.

As of September 30, 2019, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals, strategy and expectations for future operating performance including our goals for fiscal 2020 and our strategies for achieving those goals; (2) our expectations and beliefs regarding the storage market and the other markets in which we compete; (3) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and debt service, and sustain our operations for at least the next 12 months; (4) our expectations regarding our ongoing efforts to control our cost structure; (5) our expectations regarding the outcome of any litigation or investigations in which we are involved; and (6) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include but are not limited to those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
OVERVIEW
Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), is a leader in storing and managing video and video-like data. We deliver top streaming performance for video and rich media applications, along with low cost, high density massive-scale data protection and archive systems. We help customers capture, create and share digital data and preserve and protect it for decades. We work closely with a broad network of distributors, VARs, DMRs, OEMs and other suppliers to meet customers’ evolving needs.
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
Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring charges, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in our most recently filed Annual Report on Form 10-K and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before, restructuring charges, stock-based compensation expense, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in the Annual Report on Form 10-K and other non-recurring expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).
The Company considers non-recurring expenses to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses.
We have provided below a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to net loss, the most directly comparable U.S. GAAP financial measure. We have presented Adjusted EBITDA because it is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business performance. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Basic and Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Accordingly, we believe that Adjusted EBITDA and Adjusted Net Income (Loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and our board of directors.
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

•
Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation; (5) potential ongoing costs related to the financial restatement and related activities; or (6) potential future strategic and financial restructuring expenses; and

•
Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) the potentially dilutive impact of stock-based compensation; (3) potential ongoing costs related to the financial restatement and related activities; or (4) potential future strategic and financial restructuring expenses; and

•
other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income (Loss) or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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

Adjusted EBITDA (in thousands)	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. GAAP net loss	$(2,315)	$(21,617)	$(6,122)	$(29,100)
Interest expense, net	6,347	4,636	12,653	8,571
Provision for income taxes	243	977	581	402
Depreciation and amortization expense	1,013	1,051	2,034	2,181
Stock-based compensation expense	2,365	1,291	3,352	1,718
Restructuring charges	821	294	1,084	4,201
Loss on debt extinguishment	—	12,425	—	12,425
Cost related to financial restatement and related activities	4,188	3,324	12,179	8,445
Other non-recurring expenses	—	—	—	749
Adjusted EBITDA	$12,662	$2,381	$25,761	$9,592

Adjusted Net Income (Loss) (in thousands)	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. GAAP net loss	$(2,315)	$(21,617)	$(6,122)	$(29,100)
Restructuring charges	821	294	1,084	4,201
Loss on debt extinguishment	—	12,425	—	12,425
Stock-based compensation	2,365	—	3,352	—
Cost related to financial restatement and related activities	4,188	3,324	12,179	8,445
Other non-recurring expenses	—	—	—	749
Adjusted Net Income (Loss)	$5,059	$(5,574)	$10,493	$(3,280)

Adjusted Net Income (Loss) per share:
Basic	$0.14	$(0.16)	$0.29	$(0.09)
Diluted	$0.11	$(0.16)	$0.24	$(0.09)
Weighted average shares outstanding:
Basic	36,297	35,502	36,172	35,473
Diluted	44,923	35,502	43,032	35,473

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total revenue	$105,789	$89,912	$211,419	$197,424
Total cost of revenue (1)	62,266	54,385	122,070	115,558
Gross margin	43,523	35,527	89,349	81,866
Operating expenses
Research and development (1)	9,350	7,862	17,733	16,123
Sales and marketing (1)	14,824	16,682	30,680	35,807
General and administrative (1)	14,329	14,072	32,905	33,461
Restructuring charges	821	294	1,084	4,201
Total operating expenses	39,324	38,910	82,402	89,592
Income (loss) from operations	4,199	(3,383)	6,947	(7,726)
Other income (expense)	76	(196)	165	24
Interest expense	(6,347)	(4,636)	(12,653)	(8,571)
Loss on debt extinguishment, net	—	(12,425)	—	(12,425)
Loss before income taxes	(2,072)	(20,640)	(5,541)	(28,698)
Income tax provision	243	977	581	402
Net loss	$(2,315)	$(21,617)	$(6,122)	$(29,100)
(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of revenue	$81	$111	$173	$186
Research and development	143	131	265	217
Sales and marketing	291	215	408	67
General and administrative	1,850	834	2,506	1,248
Total	$2,365	$1,291	$3,352	$1,718

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$23,918	23%	$18,517	21%	$5,401	29%
Secondary storage systems	26,186	25%	18,556	21%	7,630	41%
Devices and media	18,026	17%	14,549	16%	3,477	24%
Total product revenue	$68,130	64%	$51,622	58%	$16,508	32%
Service revenue	32,401	31%	33,352	37%	(951)	(3)%
Royalty revenue	5,258	5%	4,938	5%	320	6%
Total revenue	$105,789	100%	$89,912	100%	$15,877	18%

Product revenue
In the three months ended September 30, 2019, product revenue increased $16.5 million, or 32%, as compared to the same period in 2018. Secondary storage systems represented $7.6 million of the increase, driven by growth with our hyperscaler customers. Primary storage systems represented $5.4 million of the increase, driven by growth in our U.S. business. Devices and media represented $3.5 million of the increase, driven by the resolution of a legal dispute, which had caused a constraint on LTO tape supply between the two principal suppliers in the market.
Service revenue
We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue was relatively flat, decreasing 3% in the three months ended September 30, 2019 compared to the same period in 2018 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue increased $0.3 million, or 6%, in the three months ended September 30, 2019 compared to the same period in 2018 due to higher overall market volume and the resolution of a legal dispute between two principal suppliers in the market.

Gross Profit and Margin

	Three Months Ended
(dollars in thousands)	September 30, 2019	Gross margin %	September 30, 2018	Gross margin %	$ Change	Basis point change
Product gross profit	$18,663	27.4%	$10,303	20.0%	$8,360	740
Service gross profit	19,602	60.5%	20,286	60.8%	(684)	(30)
Royalty gross profit	5,258	100.0%	4,938	100.0%	320	—
Gross profit	$43,523	41.1%	$35,527	39.5%	$7,996	160

Product Gross Margin
Product gross margin increased 740 basis points for the three months ended September 30, 2019, as compared with the same period in 2018. This increase was due primarily to cost reductions across a wide range of product offerings and a sales mix weighted towards more profitable product lines.
Service Gross Margin
Service gross margin decreased 30 basis points for the three months ended September 30, 2019, as compared with the same period in 2018. This decrease was due primarily to weighting towards lower margin offerings.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Research and development	$9,350	9%	$7,862	9%	$1,488	19%
Sales and marketing	14,824	14%	16,682	19%	(1,858)	(11)%
General and administrative	14,329	14%	14,072	16%	257	2%
Restructuring charges	821	1%	294	—%	527	179%
Total operating expenses	$39,324	37%	$38,910	43%	$414	1%
In the three months ended September 30, 2019, research and development expense increased $1.5 million, or 19%, as compared with the same period in 2018. This increase was largely attributable to an increase in research and development headcount.
In the three months ended September 30, 2019, sales and marketing expenses decreased $1.9 million, or 11%, as compared with the same period in 2018. This decrease was largely driven by an overall decrease in compensation and benefits as the result of lower headcount and a decrease in marketing programs and professional services costs.
In the three months ended September 30, 2019, general and administrative expenses increased $0.3 million, or 2% as compared with the same period in 2018. This increase was due primarily to an increase in stock compensation expense and costs related to the financial restatement and related activities offset by a decrease in bad debt expense, IT operational costs and other miscellaneous expenses.
In the three months ended September 30, 2019, restructuring expenses increased $0.5 million, or 179% as compared with the same period in 2018. The increase was due primarily to the closure of a facility.

Other Income (Expense)

	Three Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Other income (expense)	$76	0%	$(196)	(0)%	$272	(139)%
Interest expense	(6,347)	(6)%	(4,636)	(5)%	(1,711)	37%

Other (income) expense, net during the three months ended September 30, 2019 and 2018 were related primarily to foreign exchange (gains) losses.

In the three months ended September 30, 2019, interest expense increased $1.7 million, or 37%, as compared with the same period in 2018 due primarily to a higher principal balance.

	Three Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Income tax provision	$243	—%	$977	1%	$(734)	(75)%

The income tax provision for the three months ended September 30, 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the U.S., the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2019 and 2018

Revenue

	Six Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$39,463	19%	$34,470	17%	$4,993	14%
Secondary storage systems	62,975	30%	51,600	26%	11,375	22%
Devices and media	31,488	15%	32,421	16%	(933)	(3)%
Total product revenue	$133,926	63%	$118,491	60%	$15,435	13%
Service revenue	65,781	31%	66,916	34%	(1,135)	(2)%
Royalty revenue	11,712	6%	12,017	6%	(305)	(3)%
Total revenue	$211,419	100%	$197,424	100%	$13,995	7%

Product Revenue
In the six months ended September 30, 2019, product revenue increased $15.4 million, or 13%, as compared to the same period in the prior year. Secondary storage systems represented $11.4 million of the increase, driven by growth with our hyperscale customers. Primary storage systems represented $5.0 million of the increase, driven by growth in our U.S. domestic business. Devices and media decreased $0.9 million driven by constraints on LTO tape media supply.
Service Revenue
Service revenue was relatively flat, decreasing 2% in the six months ended September 30, 2019 compared to the same period in the prior year. This decrease was due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty Revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.3 million, or 3%, in the six months ended September 30, 2019 as compared to the same period in the prior year.

Gross Profit and Margin

	Six Months Ended
(dollars in thousands)	September 30, 2019	Gross margin %	September 30, 2018	Gross margin %	$ Change	Basis point change
Product gross profit	$37,260	27.8%	$31,735	26.8%	$5,525	100
Service gross profit	40,377	61.4%	38,114	57.0%	2,263	440
Royalty gross profit	11,712	100.0%	12,017	100.0%	(305)	—
Gross profit	$89,349	42.3%	$81,866	41.5%	$7,483	80

Product Gross Margin
Product gross margin increased 100 basis points for the six months ended September 30, 2019, as compared with the same period in 2018. This increase was due primarily to cost reductions across a wide range of product offerings.
Service Gross Margin
Service gross margin increased 440 basis points for the six months ended September 30, 2019, as compared with the same period in 2018. This increase was due primarily to reductions in cost of service.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Six Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Research and development	$17,733	8%	$16,123	8%	$1,610	10%
Sales and marketing	30,680	15%	35,807	18%	(5,127)	(14)%
General and administrative	32,905	16%	33,461	17%	(556)	(2)%
Restructuring charges	1,084	1%	4,201	2%	(3,117)	(74)%
Total operating expenses	$82,402	39%	$89,592	45%	$(7,190)	(8)%
In the six months ended September 30, 2019, research and development expense increased $1.6 million, or 10%, as compared with the same period in 2018. This increase was largely attributable to an increase in research and development headcount.
In the six months ended September 30, 2019, sales and marketing expenses decreased $5.1 million, or 14%, as compared with the same period in 2018. This decrease was driven by a decrease in compensation and benefits as the result of lower headcount and a decrease in marketing programs and professional services costs.
In the six months ended September 30, 2019, general and administrative expenses decreased $0.6 million, or 2%, as compared with the same period in 2018. This decrease was driven primarily by lower IT operational costs and facilities related costs offset by an increase in stock compensation expense and costs related to the financial restatement and related activities.
In the six months ended September 30, 2019, restructuring expenses decreased $3.1 million, or 74%, as compared with the same period in 2018. This decrease was primarily due to the high level of headcount reductions that occurred during 2018.

Other Income (Expense)

	Six Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Other income (expense)	$165	0%	$24	0%	$141	588%
Interest expense	(12,653)	(6)%	(8,571)	(4)%	(4,082)	48%
Loss on debt extinguishment, net	—	—%	(12,425)	(6)%	(12,425)	100%

Other (income) expense, net during the six months ended September 30, 2019 and 2018 were related primarily to foreign exchange (gains) losses.

In the six months ended September 30, 2019, interest expense increased $4.1 million, or 48%, as compared with the same period in 2018. This increase was primarily to a higher principal balance.

In the six months ended September 30, 2019, we incurred a loss on debt extinguishment related to our Term Loan.

	Six Months Ended
(dollars in thousands)	September 30, 2019	% of revenue	September 30, 2018	% of revenue	$ Change	% Change
Income tax provision	$581	—%	$402	—%	$(179)	(45)%

The income tax provision for the six months ended September 30, 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the U.S., the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our Amended PNC Credit Facility (as defined below).

We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We may need or decide to seek additional funding through equity or debt financings but cannot guarantee that additional funds would be available on terms acceptable to us, if at all.

We had cash and cash equivalents of $6.0 million as of September 30, 2019, compared to $10.8 million as of March 31, 2019. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below) and $0.9 million and $1.1 million of short-term restricted cash, respectively.

Our outstanding long-term debt amounted to $153.6 million as of September 30, 2019, net of $15.5 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt, and $145.6 million as of March 31, 2019, net of $17.3 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt. Included in long-term debt as of September 30, 2019 was $7.0 million of borrowings under our Amended PNC Credit Facility. After drawing down $7.0 million under our Amended PNC Credit Facility, there was an additional $14.8 million of borrowing availability as of September 30, 2019 (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

We are subject to various debt covenants under our Credit Agreements (as defined below), including financial maintenance covenants that require progressive improvements in metrics related to our financial condition and results of operations. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(9,656)	$2,711
Investing activities	(1,315)	(1,331)
Financing activities	5,980	(6,622)
Effect of exchange rate changes	72	(137)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(4,919)	$(5,379)

Cash Used In Operating Activities

Net cash used in operating activities was $9.7 million in fiscal quarter ended September 30, 2019, a change of $12.4 million from the same period in the prior year, mainly reflecting changes in operating working capital between periods. The decrease in deferred revenue which decreased cash from operating activities relates to the timing of service contract renewals which are historically more heavily weighted to our third and fourth fiscal quarters.

Cash Used in Investing Activities

Net cash used in investing activities was $1.3 million in the fiscal quarter ended September 30, 2019, which was mostly flat compared to the same period the prior year. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Used in Financing Activities

Net cash provided by financing activities was $6.0 million in the fiscal quarter ended September 30, 2019, a change of $12.6 million compared to the same period in the prior year. In the fiscal quarter ended September 30, 2019, we had net borrowings on our credit facility compared to cash used related to long-term debt payments in the same period in the prior year.

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

Off Balance Sheet Arrangements

We entered into a registration rights agreement with the holders of the warrants issued to the lenders under the Senior Secured Term Loan, described under “—Contractual Obligations” below.

The warrant holders have the right to require us to prepare and file a registration statement with the SEC within 45 days of a demand and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable. If we are unable to file a registration statement in accordance with the terms of the registration rights agreement, we would be required to make a monthly filing delay penalty payment to each warrant holder in an amount of cash equal to (i) $300,000 multiplied by (ii) such holder’s pro rata share of all outstanding warrants until such filing delay is cured. In the event we fail to make the filing delay penalty payments in a timely manner, such outstanding payments shall bear interest at 5.0% until paid in full. We expect to meet all registration requirements and determined that such a payment was not probable at the time the agreement was entered into, nor was such a payment probable as of September 30, 2019 or as of the date of filing of this Quarterly Report on Form 10-Q.

Except for this registration rights contingency and the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. As a result of our adoption of ASC Topic 842 as of April 1, 2019, certain operating lease obligations that were previously not reflected on our balance sheet have been reflected on the balance sheet at their fair values. See Note 5: Leases, to our unaudited condensed consolidated financial statements for further details. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

In connection with the August 2018 amendment to our TCW Term Loan, we issued warrants to purchase a total of 4.3 million shares of common stock at an adjusted exercise price of $1.62 per share (the “TCW Warrants”). The exercise price and the number of shares underlying the TCW Warrants are subject to adjustments based on specified events including a reclassification of our common stock, a subdivision or combination of our common stock or specified dividend payments. The TCW Warrants are exercisable until August 31, 2023.

In addition, in connection with our entry into the Senior Secured Term Loan, we issued warrants to purchase approximately 7.1 million shares of our common stock, at an exercise price of $1.33 per share, to the lenders under the Senior Secured Term Loan (the “Senior Secured Term Loan Warrants”). The exercise price and the number of shares underlying the Senior Secured Term Loan Warrants are subject to adjustment in the event of specified events, including dilutive issuances of common stock or common stock linked equity instruments at a price lower than the exercise price of the warrants, a subdivision, combination or reclassification of our common stock, or specified dividend payments. The Senior Secured Term Loan Warrants are exercisable until December 27, 2028. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise.
Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

We adopted ASC Topic 842, Leases, effective on April 1, 2019. As a result, we recorded lease liabilities of $13.0 million and related right of use assets of $11.9 million on our balance sheet as of September 30, 2019. See Note 5: Leases, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For other recently issued and adopted accounting pronouncements, see Note 3 to our consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of September 30, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. We had concluded that our internal control over financial reporting and disclosure controls and procedures was not effective as of March 31, 2019, as described in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, for which remediation efforts are ongoing.

(b)
Changes in internal control over financial reporting.  Other than the changes described above in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, there were no other changes in our internal control over financial reporting that occurred during the six months ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2019, there have been no material changes to the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K.

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
ITEM 6. EXHIBITS
The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1 and 32.2 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, except to the extent that The Company specifically incorporates it by reference.

Exhibit Number	Exhibit Description
10.1*	Offer letter between the Company and Regan MacPherson, dated September 10,2019
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates Management Contract or Compensatory Plan, Contract or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2019