Form 10-Q
period 2019-12-31
QUANTUM CORP /DE/
filed 2020-01-29
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-13449

Quantum Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-2665054
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

224 Airport Parkway	Suite 550
San Jose	CA	95110
(Address of Principal Executive Offices)		(Zip Code)

(408)	944-4000
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	QMCO	OTC Markets

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
As of the close of business on January 27, 2020, there were 39,858,691 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2019

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,542	$10,790
Restricted cash	897	1,065
Accounts receivable, net of allowance for doubtful accounts of $264 and $68 as of December 31, 2019 and March 31, 2019, respectively	74,877	86,828
Manufacturing inventories	25,172	18,440
Service parts inventories	18,935	19,070
Other current assets	8,451	18,095
Total current assets	135,874	154,288
Property and equipment, net	8,546	8,437
Restricted cash	5,000	5,000
Right-of-use assets, net	11,910	—
Other long-term assets	3,973	5,146
Total assets	$165,303	$172,871
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,643	$37,395
Deferred revenue	74,616	90,407
Accrued restructuring charges	—	2,876
Long-term debt	1,650	1,650
Accrued compensation	14,772	17,117
Other accrued liabilities	16,338	29,025
Total current liabilities	152,019	178,470
Deferred revenue	35,349	36,733
Long-term debt, net of current portion	152,414	145,621
Operating lease liabilities	10,045	—
Other long-term liabilities	10,943	11,827
Total liabilities	360,770	372,651
Commitments and contingencies (Note 6)
Stockholders' deficit
Common stock, $0.01 par value; 125,000 shares authorized; 39,855, and 36,040 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	399	360
Additional paid-in capital	504,422	499,224
Accumulated deficit	(699,327)	(697,954)
Accumulated other comprehensive loss	(961)	(1,410)
Total stockholders’ deficit	(195,467)	(199,780)
Total liabilities and stockholders’ deficit	$165,303	$172,871
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue:
Product	$66,435	$62,986	$200,361	$181,477
Service	32,892	34,097	98,673	101,013
Royalty	3,988	4,896	15,700	16,913
Total revenue	103,315	101,979	314,734	299,403
Cost of revenue:
Product	43,672	45,819	140,337	132,576
Service	12,567	13,078	37,972	41,879
Total cost of revenue	56,239	58,897	178,309	174,455
Gross profit	47,076	43,082	136,425	124,948
Operating expenses:
Research and development	9,325	7,907	27,058	24,030
Sales and marketing	15,421	16,991	46,101	52,797
General and administrative	10,719	13,481	43,623	46,943
Restructuring charges	(64)	1,227	1,020	5,428
Total operating expenses	35,401	39,606	117,802	129,198
Income (loss) from operations	11,675	3,476	18,623	(4,250)
Other income (expense), net	(611)	3,846	(446)	3,870
Interest expense	(6,425)	(6,238)	(19,079)	(14,809)
Loss on debt extinguishment, net	—	(5,033)	—	(17,458)
Net income (loss) before income taxes	4,639	(3,949)	(902)	(32,647)
Income tax provision (benefit)	(110)	337	471	739
Net income (loss)	$4,749	$(4,286)	$(1,373)	$(33,386)
Net income (loss) per share - basic	$0.12	$(0.12)	$(0.04)	$(0.94)
Net income (loss) per share - diluted	$0.10	$(0.12)	$(0.04)	$(0.94)
Weighted average shares - basic	38,134	35,552	36,828	35,500
Weighted average shares - diluted	46,567	35,552	36,828	35,500

Net income (loss)	$4,749	$(4,286)	$(1,373)	$(33,386)
Foreign currency translation adjustments, net	839	(157)	449	(1,126)
Total comprehensive income (loss)	$5,588	$(4,443)	$(924)	$(34,512)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2019	2018
Operating activities
Net loss	$(1,373)	$(33,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,119	3,228
Amortization of debt issuance costs	3,012	2,211
Provision for product and service inventories	4,946	7,385
Stock based compensation	5,408	2,818
Non-cash loss on debt extinguishment	—	17,458
Bad debt expense	220	167
Deferred income taxes	242	903
Unrealized foreign exchange (gain) loss	479	(382)
Changes in assets and liabilities:
Accounts receivable	11,731	15,677
Manufacturing inventories	(8,915)	16,475
Service parts inventories	(2,881)	(2,050)
Accounts payable	7,676	(24,031)
Accrued restructuring charges	(2,876)	(1,872)
Accrued compensation	(2,345)	(5,542)
Deferred revenue	(17,176)	(15,783)
Other assets and liabilities	(6,233)	9,371
Net cash used in operating activities	(4,966)	(7,353)
Investing activities
Purchases of property and equipment	(2,327)	(1,755)
Net cash used in investing activities	(2,327)	(1,755)
Financing activities
Borrowings of long-term debt and credit facility	245,590	397,088
Repayments of long-term debt and credit facility	(241,539)	(388,080)
Payment of taxes due upon vesting of restricted stock	(171)	—
Net cash provided by financing activities	3,880	9,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(83)
Net change in cash, cash equivalents and restricted cash	(3,416)	(183)
Cash, cash equivalents, and restricted cash at beginning of period	16,855	17,207
Cash, cash equivalents, and restricted cash at end of period	$13,439	$17,024
Supplemental disclosure of cash flow information
Cash paid for interest	$15,942	$12,140
Cash paid for income taxes, net of refunds	$155	$64
Non-cash transactions
Purchases of property and equipment included in accounts payable	$178	$159
Transfer of inventory to property and equipment	$253	$393
Payment of litigation settlements with insurance proceeds	$8,950	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:

Cash and cash equivalents	$7,542	$10,926
Restricted cash, current	897	1,098
Restricted cash, long-term	5,000	5,000
Total cash, cash equivalents and restricted cash at the end of period	$13,439	$17,024
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, unaudited)

Three Months Ended	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, September 30, 2018	35,556	$356	$483,496	$(684,257)	$(1,243)	$(201,648)
Net loss	—	—	—	(4,286)	—	(4,286)
Foreign currency translation adjustments	—	—	—	—	(157)	(157)
Shares issued under employee incentive plans, net	—	—	—	—	—	—
Warrants issued related to long-term debt, net	—	—	8,753	—	—	8,753
Stock-based compensation	—	—	1,100	—	—	1,100
Balance, December 31, 2018	35,556	$356	$493,349	$(688,543)	$(1,400)	$(196,238)

Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)
Net income	—	—	—	4,749	—	4,749
Foreign currency translation adjustments	—	—	—	—	839	839
Shares issued under employee incentive plans, net	355	3	(4)	—	—	(1)
Warrants exercised related to long-term debt, net	2,783	28	(28)	—	—	—
Stock-based compensation	—	—	2,056	—	—	2,056
Balance, December 31, 2019	39,855	$399	$504,422	$(699,327)	$(961)	$(195,467)

Nine Months Ended	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2018	35,443	$354	$481,610	$(655,157)	$(274)	$(173,467)
Net loss	—	—	—	(33,386)	—	(33,386)
Foreign currency translation adjustments	—	—	—	—	(1,126)	(1,126)
Shares issued under employee incentive plans, net	38	1	(7)	—	—	(6)
Warrants exercised related to long-term debt, net	75	1	175	—	—	176
Warrants issued related to long-term debt, net	—	—	8,753	—	—	8,753
Stock-based compensation	—	—	2,818	—	—	2,818
Balance, December 31, 2018	35,556	$356	$493,349	$(688,543)	$(1,400)	$(196,238)

Balance, March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net loss	—	—	—	(1,373)	—	(1,373)
Foreign currency translation adjustments	—	—	—	—	449	449
Shares issued under employee incentive plans, net	1,032	11	(182)	—	—	(171)
Warrants exercised related to long-term debt, net	2,783	28	(28)	—	—	—
Stock-based compensation	—	—	5,408	—	—	5,408
Balance, December 31, 2019	39,855	$399	$504,422	$(699,327)	$(961)	$(195,467)
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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of December 31, 2019 and the results of operations, cash flows and changes in stockholders’ deficit for the three and nine months ended December 31, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Americas
Primary storage systems	$17,748	$9,488	$45,088	$28,377
Secondary storage systems	9,461	21,421	48,187	50,162
Device and media	6,467	6,706	24,486	24,618
Service	20,628	22,033	62,564	65,275
Total revenue	54,304	59,648	180,325	168,432

EMEA
Primary storage systems	5,384	4,944	12,852	15,887
Secondary storage systems	11,233	11,161	28,967	27,809
Device and media	7,933	3,494	18,106	13,870
Service	10,063	9,421	29,114	27,910
Total revenue	34,613	29,020	89,039	85,476

APAC
Primary storage systems	2,555	1,456	7,210	6,094
Secondary storage systems	4,612	3,287	11,127	9,497
Device and media	1,042	1,029	4,338	5,163
Service	2,201	2,643	6,995	7,828
Total revenue	10,410	8,415	29,670	28,582

Consolidated
Primary storage systems	25,687	15,888	65,150	50,358
Secondary storage systems	25,306	35,869	88,281	87,468
Device and media	15,442	11,229	46,930	43,651
Service	32,892	34,097	98,673	101,013
Royalty*	3,988	4,896	15,700	16,913
Total revenue	$103,315	$101,979	$314,734	$299,403

*	Royalty revenue is not allocable to geographic regions.

Revenue for Americas geographic region outside of the United States is not significant.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the nine months ended December 31, 2019 (in thousands):

December 31, 2019
Contract liabilities (deferred revenue)	$109,965
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$70,027

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

Remaining performance obligation consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2019	$91,052	$47,421	$138,473

The Company expects to recognize approximately 66% of the remaining performance obligations within the next 12 months. The majority of the Company’s noncurrent remaining performance obligations is expected to be recognized in the next 13 to 60 months.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the three and nine months ended December 31, 2019 and 2018. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

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

During fiscal year 2018, the Company began issuing common stock warrants in connection with the Term Loan Credit and Security Agreement dated October 21, 2016 with TCW Asset Management Company LLC. The warrants were initially accounted for as a liability and recorded at estimated fair value on a recurring basis due to exercise price reset provisions contained with the warrant agreements. As such, the Company estimated the fair value of the warrants at the end of each reporting period using a Black-Scholes-Merton valuation model. At the end of each reporting period, the Company recorded the changes in the estimated fair value during the period in other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2019, the exercise price for these warrants reset and became fixed, at which time they were considered to be indexed to the Company’s own stock and met the scope requirements for equity classification. The fair value of the warrants upon the exercise price reset was reclassified to stockholders’ deficit. The Company classified the warrants liability subject to recurring fair value measurement as Level 3 prior to the reclassification to stockholders’ deficit. As the outstanding warrants were reclassified to stockholders’ deficit in the fourth quarter of fiscal year 2019, there was no warrant liability as of December 31, 2019 and March 31, 2019.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuations for the warrant liability for the nine months ended December 31, 2018 (in thousands):

Warrant liability
As of March 31, 2018	$272
Issuances	2,784
Settlements	(176)
Changes in fair value	164
As of December 31, 2018	$3,044

Long-term Debt

The total estimated fair value of long-term debt as of December 31, 2019 and March 31, 2019 was approximately $162.9 million and $160.3 million, respectively, based on outstanding borrowings and market interest rates for the period. The fair value has been classified as Level 2 within the fair value hierarchy.

NOTE 4: INVENTORIES
Manufacturing and service inventories consist of the following (in thousands):

Manufacturing inventories

	December 31, 2019	March 31, 2019
Finished goods:
Manufactured finished goods	$13,925	$8,160
Distributor inventory	527	3,345
Total finished goods	14,452	11,505
Work in progress	885	107
Raw materials	9,835	6,828
Total manufacturing inventories	$25,172	$18,440

Service parts inventories

	December 31, 2019	March 31, 2019
Finished goods	$13,735	$13,437
Component parts	5,200	5,633
Total service inventories	$18,935	$19,070

NOTE 5: LEASES

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”) effective April 1, 2019 using the optional transition method in ASU 2018-11, Targeted Improvements. Therefore, the reported results as of December 31, 2019 and for the three and nine months ended December 31, 2019 reflect the application of Topic 842, while the reported results for the three and nine December 31, 2018 and as of March 31, 2019 were not adjusted and continue to be reported under Accounting Standard Codification (“ASC”) 840, Leases, the accounting guidance in effect for the prior periods.

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

Components of lease cost were as follows (in thousands):

Lease Cost	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019

Operating lease cost	$1,259	$3,835
Variable lease cost	109	321
Short-term lease cost	58	89
Total lease cost	$1,426	$4,245

Maturity of Lease Liabilities	Operating Leases
2020, excluding the nine months ended December 31, 2019	$1,194
For the fiscal year ended March 31,
2021	4,319
2022	3,356
2023	2,443
2024	2,327
Thereafter	4,819
Total lease payments	$18,458
Less: Imputed interest	(5,287)
Present value of lease liabilities	$13,171

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease right-of-use asset	$11,910
Other current liabilities	$3,126
Operating lease liability	10,045
Total operating lease liabilities	$13,171

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining operating lease term (years)	5.12
Weighted average discount rate for operating leases	13.91%

Operating cash outflows related to operating leases totaled $3.4 million for the nine months ended December 31, 2019.

NOTE 6: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon management forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2019, the Company had issued non-cancelable commitments for $18.3 million to purchase inventory from its contract manufacturers and suppliers.

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

NOTE 7: RESTRUCTURING CHARGES
There were no new restructuring plans initiated during the nine months ended December 31, 2019. In the nine months ended December 31, 2018, management approved two plans to eliminate 66 positions in the U.S. and internationally. The purpose of these plans was to improve operational efficiencies and align with management’s strategic vision for the Company. Severance and benefits costs of approximately $3.6 million were incurred as a result.

The following table summarizes the restructuring activities for the nine months ended December 31, 2019 and 2018 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	—	—
Adjustments to prior estimates	—	1,020	1,020
Cash payments	—	(3,659)	(3,659)
Other non-cash	—	63	63
Balance as of December 31, 2019	$—	$300	$300

Balance as of March 31, 2018	$1,430	$4,389	$5,819
Restructuring costs	4,602	55	4,657
Adjustments to prior estimates	—	771	771
Cash payments	(5,631)	(1,669)	(7,300)
Balance as of December 31, 2018	$401	$3,546	$3,947

Facility restructuring accruals will be paid by the end of the fiscal year ending March 31, 2020.

NOTE 8: NET INCOME (LOSS) PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended		Nine Months Ended
December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
—	5,481	7,385	6,247

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

For the three and nine months ended December 31, 2019, there were 0.3 million contingently issuable performance based restricted stock units excluded from the calculation of diluted net income (loss) per share, respectively, as their performance condition had not yet been achieved. These shares will be earned based on the Company’s achievement of certain performance conditions in addition to a time-based vesting period.

For the three and nine months ended December 31, 2019, there were 1.3 million contingently issuable market based restricted stock units excluded from the calculation of diluted net income (loss) per share, respectively, as their market performance condition had not yet been achieved. These shares will be earned based on the Company’s achievement of certain average stock price targets in addition to a time-based vesting period.

On November 25, 2019, 3.8 million warrants issued by the Company related to the TCW Term Loan agreement were exercised on a cashless basis resulting in the issuance of 2.8 million shares of common stock.

NOTE 9: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2019 was -2.7% and -52.2%, respectively, as compared to -9.0% and -2.0% for the three and nine months ended December 31, 2018, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2019, including interest and penalties, the Company had $118.4 million of unrecognized tax benefits, $100.2 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2019, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.1 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2019, $112.3 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $6.1 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $11.2 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 10: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	As of
	December 31, 2019	March 31, 2019
Senior Secured Term Loan	$163,350	$164,588
Amended PNC Credit Facility	5,289	—
Less: current portion	(1,650)	(1,650)
Less: unamortized debt issuance costs (1)	(14,575)	(17,317)
Long-term debt, net	$152,414	$145,621
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the Amended PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

As of December 31, 2019, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.0% and 7.8%, respectively. As of December 31, 2019, after drawing down $5.3 million, the Amended PNC Credit Facility had a remaining borrowing availability of $16.7 million.

As of December 31, 2019, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to (1) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and debt service, and sustain our operations for at least the next 12 months; (2) our expectations regarding the outcome of any litigation or investigations in which we are involved; and (3) our business goals, objectives, key focuses, opportunities and prospects, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include but are not limited to those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.
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
Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before restructuring charges, stock-based compensation expense, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in the Annual Report on Form 10-K and other non-recurring (income) expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).
The Company considers non-recurring expenses to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses.
We have provided below a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to Net Income (Loss), the most directly comparable U.S. GAAP financial measure. We have presented Adjusted EBITDA because it is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business performance. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Basic and Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Accordingly, we believe that Adjusted EBITDA and Adjusted Net Income (Loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and our board of directors.
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

•
Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation; (5) potential ongoing costs related to the financial restatement and related activities; (6) loss on debt extinguishment or (7) potential future restructuring expenses; and

•
Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) the potentially dilutive impact of stock-based compensation; (3) potential ongoing costs related to the financial restatement and related activities; (4) loss on debt extinguishment; or (5) potential future restructuring expenses; and

•
other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income (Loss) or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics and our U.S. GAAP financial results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$4,749	$(4,286)	$(1,373)	$(33,386)
Interest expense, net	6,425	6,238	19,079	14,809
Provision (benefit) for income taxes	(110)	337	471	739
Depreciation and amortization expense	1,081	1,047	3,119	3,228
Stock-based compensation expense	2,055	1,100	5,407	2,818
Restructuring charges	(64)	1,227	1,020	5,428
Loss on debt extinguishment	—	5,033	—	17,458
Cost related to financial restatement and related activities	564	4,297	12,743	12,743
Other non-recurring (income) expense, net	—	(3,925)	—	(3,176)
Adjusted EBITDA	$14,700	$11,068	$40,466	$20,661

The following is a reconciliation of Adjusted Net Income to the most comparable U.S. GAAP financial measure, Net Income (Loss) (in thousands):
	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$4,749	$(4,286)	$(1,373)	$(33,386)
Restructuring charges	(64)	1,227	1,020	5,428
Loss on debt extinguishment	—	5,033	—	17,458
Stock-based compensation	2,055	1,100	5,407	2,818
Cost related to financial restatement and related activities	564	4,297	12,743	12,743
Other non-recurring (income) expense, net	—	(3,925)	—	(3,176)
Adjusted Net income	$7,304	$3,446	$17,797	$1,885
Adjusted Net Income per share:
Basic	$0.19	$0.10	$0.48	$0.05
Diluted	$0.16	$0.08	$0.40	$0.05
Weighted average shares outstanding:
Basic	38,134	35,552	36,828	35,500
Diluted	46,567	41,033	44,213	41,747

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Total revenue	$103,315	$101,979	$314,734	$299,403
Total cost of revenue (1)	56,239	58,897	178,309	174,455
Gross profit	47,076	43,082	136,425	124,948
Operating expenses
Research and development (1)	9,325	7,907	27,058	24,030
Sales and marketing (1)	15,421	16,991	46,101	52,797
General and administrative (1)	10,719	13,481	43,623	46,943
Restructuring charges	(64)	1,227	1,020	5,428
Total operating expenses	35,401	39,606	117,802	129,198
Income (loss) from operations	11,675	3,476	18,623	(4,250)
Other income (expense)	(611)	3,846	(446)	3,870
Interest expense	(6,425)	(6,238)	(19,079)	(14,809)
Loss on debt extinguishment, net	—	(5,033)	—	(17,458)
Income (loss) before income taxes	4,639	(3,949)	(902)	(32,647)
Income tax provision (benefit)	(110)	337	471	739
Net income (loss)	$4,749	$(4,286)	$(1,373)	$(33,386)
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost of revenue	$162	$99	$335	$285
Research and development	480	118	745	335
Sales and marketing	300	195	708	262
General and administrative	1,114	688	3,620	1,936
Total	$2,056	$1,100	$5,408	$2,818

Comparison of the Three Months Ended December 31, 2019 and 2018
Revenue

	Three Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$25,687	25%	$15,888	16%	$9,799	62%
Secondary storage systems	25,306	24%	35,869	35%	(10,563)	(29)%
Devices and media	15,442	15%	11,229	11%	4,213	38%
Total product revenue	$66,435	64%	$62,986	62%	$3,449	5%
Service revenue	32,892	32%	34,097	33%	(1,205)	(4)%
Royalty revenue	3,988	4%	4,896	5%	(908)	(19)%
Total revenue	$103,315	100%	$101,979	100%	$1,336	1%

Product revenue
In the three months ended December 31, 2019, product revenue increased $3.4 million, or 5%, as compared to the same period in 2018. Primary storage systems represented $9.8 million of the increase, driven by growth in our U.S. business. Secondary storage systems represented a $(10.6) million decrease, driven by fluctuating purchase cycles with our hyperscale customers. Devices and media represented $4.2 million of the increase, driven by the resolution of a legal dispute, which had caused a constraint on LTO tape supply between the two principal suppliers in the market.
Service revenue
We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue was relatively flat, decreasing 4% in the three months ended December 31, 2019 compared to the same period in 2018 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $(0.9) million, or 19%, in the three months ended December 31, 2019 compared to the same period in 2018 due to lower overall market volume.

Gross Profit and Margin

	Three Months Ended
(dollars in thousands)	December 31, 2019	Gross margin %	December 31, 2018	Gross margin %	$ Change	Basis point change
Product gross profit	$22,763	34.3%	$17,167	27.3%	$5,596	700
Service gross profit	20,325	61.8%	21,019	61.6%	(694)	20
Royalty gross profit	3,988	100.0%	4,896	100.0%	(908)	—
Gross profit	$47,076	45.6%	$43,082	42.2%	$3,994	340

Product Gross Margin
Product gross margin increased 700 basis points for the three months ended December 31, 2019, as compared with the same period in 2018. This increase was due primarily to cost reductions across a wide range of product offerings and a sales mix weighted towards more profitable product lines.
Service Gross Margin
Service gross margin increased 20 basis points for the three months ended December 31, 2019, as compared with the same period in 2018. This increase was due primarily to weighting towards higher margin offerings.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Research and development	$9,325	9%	$7,907	8%	$1,418	18%
Sales and marketing	15,421	15%	16,991	17%	(1,570)	(9)%
General and administrative	10,719	10%	13,481	13%	(2,762)	(20)%
Restructuring charges	(64)	—%	1,227	1%	(1,291)	(105)%
Total operating expenses	$35,401	34%	$39,606	39%	$(4,205)	(11)%
In the three months ended December 31, 2019, research and development expense increased $1.4 million, or 18%, as compared with the same period in 2018. This increase was partially attributable to an increase in research and development headcount focused on new product development.
In the three months ended December 31, 2019, sales and marketing expenses decreased $1.6 million, or 9%, as compared with the same period in 2018. This decrease was largely driven by an overall decrease in compensation and benefits as the result of lower headcount and a decrease in marketing programs and professional services costs.
In the three months ended December 31, 2019, general and administrative expenses decreased $2.8 million, or 20% as compared with the same period in 2018. This decrease was due primarily to higher costs in 2018 related to the financial restatement and related activities, bad debt expense, and bank fees. This was partially offset by an increase in headcount and stock compensation.
In the three months ended December 31, 2019, restructuring expenses decreased $1.3 million, or 105% as compared with the same period in 2018. The decrease was the result of no material restructuring activity incurred during the current quarter.

Other Income (Expense)

	Three Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Other income (expense)	$(611)	(1)%	$3,846	4%	$4,457	(116)%
Interest expense	(6,425)	(6)%	(6,238)	(6)%	187	(3)%
Loss on debt extinguishment	—	—%	(5,033)	—%	(5,033)	(100)%

Other (income) expense, net during the three months ended December 31, 2019 and 2018 were related primarily to a $2.8 million gain on investment, and a $1.1 million gain in the fair value of warrants.

In the three months ended December 31, 2019, interest expense increased $0.2 million, or 3%, as compared with the same period in 2018 due primarily to a higher principal balance.

In the three months ended December 31, 2019, we incurred a loss on debt extinguishment related to our Term Loan.

	Three Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Income tax provision	$(110)	—%	$337	—%	$(447)	(133)%

The income tax provision for the three months ended December 31, 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the U.S., the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2019 and 2018

Revenue

	Nine Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$65,150	21%	$50,358	17%	$14,792	29%
Secondary storage systems	88,281	28%	87,468	28%	813	1%
Devices and media	46,930	15%	43,651	15%	3,279	8%
Total product revenue	$200,361	64%	$181,477	60%	$18,884	10%
Service revenue	98,673	31%	101,013	34%	(2,340)	(2)%
Royalty revenue	15,700	5%	16,913	6%	(1,213)	(7)%
Total revenue	$314,734	100%	$299,403	100%	$15,331	5%

Product Revenue
In the nine months ended December 31, 2019, product revenue increased $18.9 million, or 10%, as compared to the same period in the prior year. Primary storage systems represented $14.8 million of the increase, driven by growth in our U.S. domestic business. Secondary storage systems represented $0.8 million of the increase, driven by growth with our hyperscale customers. Devices and media increased $3.3 million driven by the resolution of a legal dispute, which had caused a constraint on LTO tape supply between the two principal suppliers in the market.
Service Revenue
Service revenue was relatively flat, decreasing 2% in the nine months ended December 31, 2019 compared to the same period in the prior year. This decrease was due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty Revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $1.2 million, or 7%, in the nine months ended December 31, 2019 as compared to the same period in the prior year.

Gross Profit and Margin

	Nine Months Ended
(dollars in thousands)	December 31, 2019	Gross margin %	December 31, 2018	Gross margin %	$ Change	Basis point change
Product gross profit	$60,024	30.0%	$48,901	26.9%	$11,123	310
Service gross profit	60,701	61.5%	59,134	58.5%	1,567	300
Royalty gross profit	15,700	100.0%	16,913	100.0%	(1,213)	—
Gross profit	$136,425	43.3%	$124,948	41.7%	$11,477	160

Product Gross Margin
Product gross margin increased 310 basis points for the nine months ended December 31, 2019, as compared with the same period in 2018. This increase was due primarily to cost reductions across a wide range of product offerings, and a mix weighted towards more profitable products.
Service Gross Margin

Service gross margin increased 300 basis points for the nine months ended December 31, 2019, as compared with the same period in 2018. This increase was due primarily to reductions in cost of service.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Nine Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Research and development	$27,058	9%	$24,030	8%	$3,028	13%
Sales and marketing	46,101	15%	52,797	18%	(6,696)	(13)%
General and administrative	43,623	14%	46,943	16%	(3,320)	(7)%
Restructuring charges	1,020	—%	5,428	2%	(4,408)	(81)%
Total operating expenses	$117,802	37%	$129,198	43%	$(11,396)	(9)%
In the nine months ended December 31, 2019, research and development expense increased $3.0 million, or 13%, as compared with the same period in 2018. This increase was partially attributable to an increase in research and development headcount and professional services cost related to new product development.
In the nine months ended December 31, 2019, sales and marketing expenses decreased $6.7 million, or 13%, as compared with the same period in 2018. This decrease was driven by a decrease in compensation and benefits as the result of lower headcount and a decrease in marketing programs and professional services costs.
In the nine months ended December 31, 2019, general and administrative expenses decreased $3.3 million, or 7%, as compared with the same period in 2018. This decrease was driven primarily by lower costs related to the financial restatement and related activities, lower software expenses as we streamline our processes and tools throughout the company, decreased facilities expenses as we consolidate our physical footprint, and decreased bank fees. These decreases were partially offset by increases to stock compensation expense.
In the nine months ended December 31, 2019, restructuring expenses decreased $4.4 million, or 81%, as compared with the same period in 2018. This decrease was primarily due to the high level of headcount reductions that occurred during 2018.

Other Income (Expense)

	Nine Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Other income (expense)	$(446)	0%	$3,870	1%	$4,316	(112)%
Interest expense	(19,079)	(6)%	(14,809)	(5)%	4,270	(29)%
Loss on debt extinguishment, net	—	—%	(17,458)	(6)%	(17,458)	(100)%

Other (income) expense, net during the nine months ended December 31, 2019 and 2018 were related primarily to a $2.8 million gain on investment, and a $1.1 million gain in the fair value of warrants.

In the nine months ended December 31, 2019, interest expense increased $4.3 million, or 29%, as compared with the same period in 2018. This increase was primarily due to a higher principal balance.

In the nine months ended December 31, 2018, we incurred a loss on debt extinguishment related to our Term Loan.

	Nine Months Ended
(dollars in thousands)	December 31, 2019	% of revenue	December 31, 2018	% of revenue	$ Change	% Change
Income tax provision	$471	—%	$739	—%	(268)	(36)%

The income tax provision for the nine months ended December 31, 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the U.S., the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our Amended PNC Credit Facility (as defined below). Management believes that current working capital and borrowings available under the PNC Credit Facility will provide us with sufficient capital to fund operations for at least one year.

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

We had cash and cash equivalents of $7.5 million as of December 31, 2019, compared to $10.8 million as of March 31, 2019. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below) and $0.9 million and $1.1 million of short-term restricted cash, respectively.

Our outstanding long-term debt amounted to $152.4 million as of December 31, 2019, net of $14.6 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt, and $145.6 million as of March 31, 2019, net of $17.3 million in unamortized debt issuance costs and $1.7 million in current portion of long-term debt. Included in long-term debt as of December 31, 2019 was $5.3 million of borrowings under our Amended PNC Credit Facility. After drawing down $5.3 million under our Amended PNC Credit Facility, there was an additional $16.7 million of borrowing availability as of December 31, 2019 (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(Dollars in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(4,966)	$(7,353)
Investing activities	(2,327)	(1,755)
Financing activities	3,880	9,008
Effect of exchange rate changes	(3)	(83)
Net decrease in cash and cash equivalents and restricted cash	$(3,416)	$(183)

Cash Used In Operating Activities

Net cash used in operating activities was $5.0 million for the nine months ended December 31, 2019, a change of $2.4 million from the same period in the prior year. Operating cash flow after adjustments to net loss excluding changes in assets and liabilities was $16.1 million and $0.4 million during the nine months ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to an increase in gross profit of $11.5 million, a decrease in operating expenses of $11.4 million, a decrease in other income (expense) of $4.3 million and an increase in interest expense of $4.2 million. Cash used in operating activities related to changes in assets and liabilities was $21.0 million and $7.8 million during the nine months ended December 31, 2019 and 2018, respectively.

Cash Used in Investing Activities

Net cash used in investing activities was $2.3 million in the nine months ended December 31, 2019, which was mostly flat compared to the same period the prior year. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Used in Financing Activities

Net cash provided by financing activities was $3.9 million in the nine months ended ended December 31, 2019, a decrease of $5.1 million compared to the same period in the prior year. In the fiscal quarter ended December 31, 2019, we had net borrowings on our credit facility net of payments related to long-term debt of $4.1 million compared to net borrowings of $9.0 million during the prior comparable period.

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

The warrant holders have the right to require us to prepare and file a registration statement with the SEC within 45 days of a demand and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable. If we are unable to file a registration statement in accordance with the terms of the registration rights agreement, we would be required to make a monthly filing delay penalty payment to each warrant holder in an amount of cash equal to (i) $300,000 multiplied by (ii) such holder’s pro rata share of all outstanding warrants until such filing delay is cured. In the event we fail to make the filing delay penalty payments in a timely manner, such outstanding payments shall bear interest at 5.0% until paid in full. We expect to meet all registration requirements and determined that such a payment was not probable at the time the agreement was entered into, nor was such a payment probable as of December 31, 2019 or as of the date of filing of this Quarterly Report on Form 10-Q.

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

Recently Issued and Adopted Accounting Pronouncements

We adopted ASC Topic 842, Leases, effective on April 1, 2019. As a result, we recorded lease liabilities of $13.0 million and related right of use assets of $11.9 million on our balance sheet as of December 31, 2019. See Note 5: Leases, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For other recently issued and adopted accounting pronouncements, see Note 1 to the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in our most recently filed Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We had concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2019, as described in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, for which remediation efforts are ongoing. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13-1-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. This control evaluation was performed under the supervision and with the participation of management, including our CEO and our CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding the required disclosure. Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of December 31, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

(b)
Changes in internal control over financial reporting.  Other than the changes described above in Item 9A, “Controls and Procedures” of our most recently filed Annual Report on Form 10-K for the year ended March 31, 2019, there were no other changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In February 2018, two putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company and two former executive officers (the “Class Action”). The lawsuits were consolidated on May 16, 2018. The Class Action plaintiffs sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with its financial statements for fiscal year 2017. On September 25, 2018, the Court granted permission to plaintiffs in the action to file an Amended Consolidated Complaint. Before the plaintiffs filed their amended consolidated complaint, the parties met with a mediator to discuss a potential settlement of the case. On February 20, 2019, the parties reached a settlement in principal; under the terms of the settlement, the Company agreed to pay $8.2 million to plaintiffs. The amount includes all of plaintiffs’ attorneys’ fees, and the full amount was paid by the Company’s directors and officers liability insurance carriers during the three months ended September 30. 2019. A Stipulation of Settlement was signed by the Parties on June 28, 2019, and the Court entered preliminary approval of the settlement on July 26, 2019. In its order granting preliminary approval, the Court set November 14, 2019 as the date for consideration of a motion for final approval of the settlement. On November 27, 2019, the United States District Court for the Northern District of California entered the Final Judgement and Order Granting Final Approval of the Stipulation of Settlement in the class action litigation.

On December 20, 2019, the Company and the Securities and Exchange Commission ("SEC") settled a cease-and-desist proceeding arising out of the SEC's investigation of the matters disclosed in the Company's Current Reports on Form 8-K filed on February 8, 2018, September 14, 2018 and August 6, 2019.  The matters concern the Company's historic accounting practices, internal controls and a restatement related to revenue recognition for transactions between the fourth quarter of fiscal 2015 and the second quarter of fiscal 2018.  The settlement includes a cease and desist order and payment of $1.0 million as a civil penalty. The civil penalty was fully accrued for as of December 31, 2019 and the Company has paid the amount to the SEC.

As of December 31, 2019, there have been no material changes to the legal proceedings previously disclosed in our most recently filed Annual Report on Form 10-K.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed or Furnished Herewith
10.1	Offer letter between the Company and Rebecca Jacoby, dated December 16, 2019	8-K	1-13449	12/16/2019	10.1
10.2	Amended and Restated Employee Stock Purchase Plan Agreement (As amended and restated through November 13, 2019)	8-K	1-13449	11/13/2019	10.2
10.3	Amended and Restated Long-term Incentive Plan Agreement (As amended and restated through November 13, 2019)	8-K	1-13449	11/13/2019	10.1
10.4	Offer letter between the Company and Regan MacPherson, dated September 10,2019	10-Q	1-13449	11/6/2019	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)
Date: January 29, 2019