Form 10-Q
period 2020-06-30
QUANTUM CORP /DE/
filed 2020-08-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-13449

Quantum Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-2665054
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

224 Airport Parkway	Suite 550
San Jose	CA	95110
(Address of Principal Executive Offices)		(Zip Code)

(408)	944-4000
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	QMCO	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

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
As of the close of business on July 31, 2020, there were 39,907,956 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

As used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$23,307	$6,440
Restricted cash	805	830
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $1,247 as of June 30, 2020 and March 31, 2020, respectively	49,339	70,370
Manufacturing inventories	29,981	29,196
Service parts inventories	21,111	20,502
Other current assets	8,766	8,489
Total current assets	133,309	135,827
Property and equipment, net	9,980	9,046
Restricted cash	5,000	5,000
Right-of-use assets, net	12,325	12,689
Other long-term assets	4,329	3,433
Total assets	$164,943	$165,995
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,957	$36,949
Deferred revenue	76,003	81,492
Accrued restructuring charges	458	—
Long-term debt, current portion	925	7,321
Accrued compensation	14,092	14,957
Other accrued liabilities	15,773	17,535
Total current liabilities	134,208	158,254
Deferred revenue	34,743	37,443
Long-term debt, net of current portion	169,705	146,847
Operating lease liabilities	10,402	10,822
Other long-term liabilities	11,386	11,154
Total liabilities	360,444	364,520
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued as of June 30, 2020 and March 31, 2020, respectively	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 39,905 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	399	399
Additional paid-in capital	519,235	505,762
Accumulated deficit	(713,900)	(703,164)
Accumulated other comprehensive loss	(1,235)	(1,522)
Total stockholders’ deficit	(195,501)	(198,525)
Total liabilities and stockholders’ deficit	$164,943	$165,995
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2020	2019
Revenue:
Product	$39,687	$65,796
Service	30,386	33,381
Royalty	3,232	6,454
Total revenue	73,305	105,631
Cost of revenue:
Product	30,382	47,200
Service	12,071	12,605
Total cost of revenue	42,453	59,805
Gross profit	30,852	45,826
Operating expenses:
Research and development	10,162	8,383
Sales and marketing	11,570	15,856
General and administrative	11,563	18,576
Restructuring charges	1,052	263
Total operating expenses	34,347	43,078
Income (loss) from operations	(3,495)	2,748
Other income (expense), net	(385)	89
Interest expense	(6,437)	(6,306)
Net loss before income taxes	(10,317)	(3,469)
Income tax provision	419	338
Net loss	$(10,736)	$(3,807)

Net loss per share - basic and diluted	$(0.27)	$(0.11)
Weighted average shares - basic and diluted	39,905	36,045

Net loss	$(10,736)	$(3,807)
Foreign currency translation adjustments, net	287	84
Total comprehensive loss	$(10,449)	$(3,723)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(10,736)	$(3,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,286	1,021
Amortization of debt issuance costs	1,124	1,004
Long-term debt related costs	167	—
Provision for product and service inventories	1,629	1,572
Stock-based compensation	1,958	987
Bad debt expense	39	214
Deferred income taxes	13	(49)
Unrealized foreign exchange loss	482	130
Changes in assets and liabilities:
Accounts receivable, net	20,993	19,360
Manufacturing inventories	(1,784)	(7,141)
Service parts inventories	(1,399)	(639)
Accounts payable	(9,967)	2,593
Accrued restructuring charges	458	(471)
Accrued compensation	(864)	(3,838)
Deferred revenue	(8,188)	(7,648)
Other assets and liabilities	(4,198)	(2,385)
Net cash provided by (used in) operating activities	(8,987)	903
Investing activities
Purchases of property and equipment	(484)	(444)
Net cash used in investing activities	(484)	(444)
Financing activities
Senior Secured Term Loan borrowings, net of debt issuance costs	19,400	—
PNC Credit Facility borrowings	78,582	(413)
PNC Credit Facility repayments	(81,653)	—
Paycheck Protection Program borrowing	10,000	—
Net cash provided by (used in) financing activities	26,329	(413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(53)
Net change in cash, cash equivalents and restricted cash	16,842	(7)
Cash, cash equivalents, and restricted cash at beginning of period	12,270	16,855
Cash, cash equivalents, and restricted cash at end of period	$29,112	$16,848
Supplemental disclosure of cash flow information
Cash paid for interest	$8,445	$5,129
Cash paid (received) for income taxes, net of refunds	$(1,964)	$126
Non-cash transactions
Purchases of property and equipment included in accounts payable	$262	$155
Purchases of property and equipment included in accrued liabilities	$1,315	$—
Transfer of inventory to property and equipment	$159	$118
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$23,307	$10,806
Restricted cash, current	805	1,042
Restricted cash, long-term	5,000	5,000
Total cash, cash equivalents and restricted cash at the end of period	$29,112	$16,848
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net income	—	—	—	(3,807)	—	(3,807)
Foreign currency translation adjustments, net	—	—	—	—	84	84
Shares issued under employee incentive plans, net	6	—	—	—	—	—
Stock-based compensation	—	—	987	—	—	987
Balance, June 30, 2019	36,046	$360	$500,211	$(701,761)	$(1,326)	$(202,516)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	$(198,525)
Net loss	—	—	—	(10,736)	—	(10,736)
Foreign currency translation adjustments	—	—	—	—	287	287
Warrants issued related to long-term debt	—	—	11,348	—	—	11,348
Warrants issued to consultants	—	—	167	—	—	167
Stock-based compensation	—	—	1,958	—	—	1,958
Balance, June 30, 2020	39,905	$399	$519,235	$(713,900)	$(1,235)	$(195,501)
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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2020, results of operations and comprehensive loss and changes in stockholder's deficit for the three months ended June 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

COVID-19 Risks and Uncertainties

Quantum is subject to the risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. For many of our customers, the COVID-19 pandemic has significantly affected their business. Movie and television production has been paused, professional and collegiate sports seasons have been postponed or cancelled, and many corporations and enterprises have put information technology spending on hold while they assess the short- and long-term impact of the pandemic. While our supply chain remains intact and operating, we have experienced issues related to our logistics network. The reduced capacity within and across freight lanes (aircraft, personnel, customs clearance, etc.) has caused late deliveries from re-routes and mis-shipments, as well as increased expedite and other charges to deliver and receive products. To date, the Company has experienced minimal impact on product availability, although future capacity constraints across the network due to lost capacity from factory down time, closures, as well as reduced staff and demand signal fluctuations are expected to impact product availability in the months and possibly quarters to come.

Quantum believes that these social and economic impacts have had a negative effect on sales due to the decline in customers' ability or willingness to purchase its products and services. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. The Company’s management continues to actively monitor the situation and may take further actions altering its business operations that tare determined to be in the best interests of its employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

Fair Value Measurements

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist of Level 2 liabilities.

Recently Adopted Accounting Pronouncements

The Company adopted the guidance in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments ("CECL") on April 1, 2020. The ASU requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses over the lifetime of the asset rather than incurred losses. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements.

The Company adopted the guidance in ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract on April 1, 2020. The ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The adoption of ASU 2018-15 did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not expected to have, a material impact on our present or future consolidated financial statements.

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and

Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019[1]
Americas[2]
Primary storage systems	$6,859	$9,418
Secondary storage systems	8,676	24,292
Device and media	6,362	8,671
Service	18,595	21,571
Total revenue	40,492	63,952

EMEA
Primary storage systems	2,296	3,838
Secondary storage systems	6,616	9,897
Device and media	4,022	3,533
Service	9,815	9,223
Total revenue	22,749	26,491

APAC
Primary storage systems	1,059	1,366
Secondary storage systems	3,200	3,523
Device and media	597	1,258
Service	1,976	2,587
Total revenue	6,832	8,734

Consolidated
Primary storage systems	10,214	14,622
Secondary storage systems	18,492	37,712
Device and media	10,981	13,462
Service	30,386	33,381
Royalty[3]	3,232	6,454
Total revenue	$73,305	$105,631

1 Primary and Secondary storage system revenue has been adjusted for June 30, 2019 due to certain reclassifications from Primary to Secondary storage systems.
2 Revenue for Americas geographic region outside of the United States is not significant.
3 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2020 (in thousands):

June 30, 2020
Contract liabilities (deferred revenue)	$110,746
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	28,812

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

Remaining performance obligation consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2020	$89,965	$45,122	$135,087

The Company expects to recognize approximately 67% of the remaining performance obligations within the next 12 months. The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: INVENTORIES
Manufacturing and service inventories consist of the following (in thousands):

Manufacturing inventories

	June 30, 2020	March 31, 2020
Finished goods:
Manufactured finished goods	$14,912	$15,790
Distributor inventory	284	504
Total finished goods	15,196	16,294
Work in progress	1,415	1,001
Raw materials	13,370	11,901
Total manufacturing inventories	$29,981	$29,196

Service parts inventories

	June 30, 2020	March 31, 2020
Finished goods	$16,685	$15,845
Component parts	4,426	4,657
Total service parts inventories	$21,111	$20,502

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Senior Secured Term Loan	$185,208	$165,208
Amended PNC Credit Facility	—	2,620
Paycheck Protection Program Loan	10,000	—
Less: current portion	(925)	(7,321)
Less: unamortized debt issuance costs (1)	(24,578)	(13,660)
Long-term debt, net	$169,705	$146,847
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the Amended PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

Senior Secured Term Loan

On December 27, 2018, the Company entered into a senior secured term loan totaling $165.0 million with U.S. Bank, National Association (the “the Senior Secured Term Loan”). In connection with the Senior Secured Term Loan, the Company amended its existing Revolving Credit Facility with PNC, providing for borrowing under loans up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base (the “Amended PNC Credit Facility”). The maturity date under the Senior Secured Term Loan and the Amended PNC Credit Facility (collectively, the “Credit Agreements”) is December 27, 2023.

On March 30, 2020, the Company entered into an amendment to the Senior Secured Term Loan (the “March 30, 2020 Amendment”) which included deferral of payment of the scheduled amortization payment of $0.4 million due on March 31, 2020 to April 1, 2020; and, (b) deferral of payment of the interest due on March 31, 2020 to April 1, 2020. On March 31, 2020, the Company entered into an additional amendment to the Senior Secured Term Loan (the “March 31, 2020 Amendment”) which, among other things, included (a) payment deferral of the scheduled amortization payment of $0.4 million due on April 1, 2020 to June 30, 2020; (b) payment of $1.9 million of the interest due on April 1, 2020 (of the total interest due of $5.0 million) in kind rather than in cash; and (c) the waiver of compliance with the total net leverage ratio covenant, as defined in the Senior Secured Term Loan agreement.

On June 16, 2020, the Company entered into an amendment to the Senior Secured Term Loan (the "June 2020 Amendment" and collectively with the March 30, 2020 Amendment and March 31, 2020 Amendment, (the “Term Loan Amendments”). The June 2020 Amendment provided an additional borrowing of $20.0 million which was immediately drawn in full. The amendment also (a) waived the excess cash flow payment (the “ECF Payment”), as defined in the Senior Secured Term Loan agreement, of $5.3 million for the year ended March 31, 2020; (b) deferred payment of the scheduled amortization payments due on June 30, 2020, September 30, 2020, and December 31, 2020 until the maturity date; (c) amended the definition of “EBITDA” to, among other things, add an add-back for certain costs, expenses and fees incurred in connection with the transactions contemplated by the amendment; (d) waived compliance with the total net leverage ratio, fixed charge coverage ratio, minimum liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021; (e) added a financial covenant that requires a minimum monthly average undrawn availability of $7.0 million under the Amended PNC Credit Facility during the period from June 30, 2020 through and including May 31, 2021; and (f) amended the covenant levels for the total net leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021. The June 2020 Amendment modified the equity clawback provision to allow the Company to prepay up to 50% of the aggregate principal amount of the outstanding Senior Secured Term Loan balance with cash proceeds of a public offering of the Company’s common stock at a prepayment premium of 5% of the principal amount being repaid (the “Equity Clawback”). The amendment also added an exit fee of 2% of the aggregate principal amount repaid excluding amounts repaid that are subject to the Equity Clawback.

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

The Company accounted for the Term Loan Amendments as modifications of the Senior Secured Term Loan. In connection with the modifications, the Company incurred $11.9 million in costs including $11.3 million related to the value of the 2020 Term Loan Warrants and $0.6 million in fees paid to the lenders. These debt issuance costs are reflected as a reduction to the carrying amount of the Senior Secured Term Loan and are amortized to interest expense over the remaining loan term. Approximately $0.8 million in third party costs were expensed related to the Term Loan Amendments.

Amended PNC Credit Facility

On April 3, 2020, the Company entered into an amendment to the Amended PNC Credit Facility (the “April 2020 PNC Amendment”), which amended certain terms, including to waive compliance with the total net leverage ratio and total leverage ratio covenants for the quarter ending March 31, 2020.

On June 16, 2020, the Company entered into an amendment to the Amended PNC Credit Facility (the “June 2020 PNC Amendment” and collectively with the April 2020 PNC Amendment, the “PNC Amendments” and including the Term Loan Amendments, the “Amendments”). The amendment amended certain terms, including: (a) the definition of “EBITDA” to, among other things, add an add-back for certain costs, expenses and fees incurred in connection with the transactions contemplated by the amendment; (b) waived compliance with the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, minimum liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021; (c) added a financial covenant that requires a minimum monthly average undrawn availability level of $7.0 million for the period from June 30, 2020 through and including May 31, 2021; (d) added a financial covenant that requires a minimum liquidity of not less than $10.0 million at the end of each quarter and a minimum average liquidity level $10.0 million for the ninety days preceding the last day of each quarter, beginning with the quarter ending June 30, 2021; (e) amended the covenant levels for the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021; and (f) continued to include a covenant that requires a minimum of $5.0 million of PNC qualified cash at all times. The June 2020 PNC Amendment also adjusted the applicable margin for advances under the Amended PNC Credit Facility such that (i) advances designated as “Domestic Rate Loans” and “Swing Loans” will have an applicable margin of (a) 4.50% for the period from the June 16, 2020 until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2021 and (b) thereafter, ranging from 3.50% to 4.50% based on the Company’s applicable total leverage ratio and (ii) advances designated as “LIBOR Rate Loans” will have an applicable margin of (a) 5.50% for the period from June 16, 2020, until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2021 and (b) thereafter, ranging from 4.50% to 5.50% based on the Company’s applicable total leverage ratio.

The Company accounted for the PNC Amendments as modifications of the Amended PNC Credit Facility. In connection with the modifications, the Company incurred $0.5 million in fees paid to the lenders which was recorded to other assets and is amortized to interest expense over the remaining term of the Amended PNC Credit Facility.

Registration Rights Agreement

In connection with the June 2020 Term Loan Amendment, the Company entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the holders of the warrants previously issued to the Senior Secured Term Loan lenders in December 2018 and the 2020 Term Loan Warrants (collectively, the “Term Loan Warrants”). The Amended Registration Rights Agreement grants the holders of the Term Loan Warrants certain registration rights for the shares of common stock issuable upon the exercise of the applicable Term Loan Warrants, including (i) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable Term Loan Warrants; (ii) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (iii) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

As of June 30, 2020, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.0% and 7.8%, respectively. As of June 30, 2020, the Amended PNC Credit Facility had a borrowing base of $26.8 million, $25.4 million of which was available at that date.

As of June 30, 2020, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of June 30, 2020.

Paycheck Protection Program

On April 13, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to a maximum of 10 months after the expiration of the covered period, as defined in the PPP Loan agreement, payable monthly thereafter. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. Under the terms of the PPP Note, the Company may apply for forgiveness of the amount due on the PPP Loan. The Company used the proceeds from the PPP Loan for qualifying expenses as defined in the PPP, and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP Loan will be forgiven partially or in full.

NOTE 5: LEASES
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	March 31, 2020
Operating lease right-of-use asset	$12,325	$12,689

Other accrued liabilities	3,075	3,065
Operating lease liability	10,402	10,822
Total operating lease liabilities	$13,477	$13,887

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2020	2019

Operating lease cost	$1,331	$1,272
Variable lease cost	212	66
Short-term lease cost	53	2
Total lease cost	$1,596	$1,340

Maturity of Lease Liabilities	Operating Leases
For the fiscal year ended March 31,
2021, excluding the three months ended June 30, 2020	$3,574
2022	4,048
2023	3,022
2024	2,888
2025	2,290
Thereafter	2,901
Total lease payments	$18,723
Less: imputed interest	(5,246)
Present value of lease liabilities	$13,477

Lease Term and Discount Rate	June 30, 2020	March 31, 2020
Weighted average remaining operating lease term (years)	4.81	4.99
Weighted average discount rate for operating leases	13.98%	13.91%

Operating cash outflows related to operating leases totaled $1.4 million and $1.3 million for the three months ended June 30, 2020 and 2019.

NOTE 6: RESTRUCTURING CHARGES
The following table summarizes the restructuring activities for the three months ended June 30, 2020 and 2019 (in thousands):

Balance as of March 31, 2020	Severance and Benefits	Facilities	Total
Restructuring costs	$1,052	$—	$1,052
Cash payments	(594)	—	(594)
Balance as of June 30, 2020	$458	$—	$458

Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	33	33
Adjustments to prior estimates	—	230	230
Cash payments	—	(734)	(734)
Balance as of June 30, 2019	$—	$2,405	$2,405

During the three months ended June 30, 2020, the Company initiated a restructuring plan to improve operational efficiency and rationalized its cost structure. The restructuring plan included a reduction in workforce which resulted in severance and other benefits of $1.0 million.

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended
June 30, 2020	June 30, 2019
6,340	5,481

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

For the three months ended June 30, 2020, there were 0.8 million contingently issuable market based restricted stock units excluded from the calculation of diluted net income (loss) per share, respectively, as their market performance condition had not yet been achieved. These shares will be earned based on the Company’s achievement of certain average stock price targets in addition to a time-based vesting period.

NOTE 8: INCOME TAXES
The effective tax rate for the three months ended June 30, 2020 and 2019 was -4.1% and -9.7%, respectively. Income tax provisions for each of these periods reflect expenses for foreign and state taxes and differed from the federal statutory tax rate of 21% in both periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2020, including interest and penalties, the Company had $109.1 million of unrecognized tax benefits, $90.8 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2020, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2020, $102.7 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $6.4 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $9.2 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2020, the Company had issued non-cancelable commitments for $19.2 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July, 22 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, all claims of the ’728 patent, the ’530 patent, and the ’908 patent were found invalid under 35 U.S.C. § 101. The stay remains in effect pending Realtime’s appeal of those rulings. The Company believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and

2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum did not meet those performance objectives but hid that by improperly recognizing revenue in fiscal 2015, with the alleged objective of entrenching Messrs. Gacek and Auvil and then-current management. Mr. Gacek resigned from the board effective May 1, 2017 and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and SEC investigation, the settlement of which we previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). Based on these allegations, the complaint asserts putative claims for intentional misrepresentation/fraud in the inducement, intentional misrepresentation/fraud and negligent misrepresentation against Quantum, Gacek and Auvil, false promise/promissory fraud and unjust enrichment against Quantum and breach of fiduciary duty against Gacek and Auvil. Starboard is demanding a jury trial, and seeks unspecified damages including punitive damages, an award of rescission or rescissory damages, and award of restitution in an amount necessary to compensate for the alleged unjust enrichment of Quantum, attorney fees and costs and other relief deemed just or appropriate by the court. At this time the Company is unable to estimate the range of possible outcomes with respect to this matter.
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

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the three months ended June 30, 2020 and 2019. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of June 30, 2020 and 2019. The fair value has been classified as Level 2 within the fair value hierarchy.

	June 30,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan	$185,208	$185,208	$164,175	$156,918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended March 31, 2020. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.
The following discussion contains forward-looking statements, such as statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, and our objectives for future operations. Please see "Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements.

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
We earn our revenue from the sale of products and services through our channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM providers. Our portfolio of solutions includes:
•StorNext scale out file storage: We offer a line of products designed for the highest speed ingest, processing, and analysis of video and other forms of unstructured data. Powered by the StorNext file system software and data management platform, this product line includes new NVMe flash storage servers (F-series) and hybrid SSD/HDD storage arrays.
•Video Surveillance Systems: We offer a broad portfolio of solutions designed for video surveillance and physical security, including network video recording servers (NVRs), hyperconverged (HCI) storage servers to host multiple physical security workloads, GPU-based analytics servers, and file and object storage systems for large scale surveillance archives.
•ActiveScale Object Storage: We also sell massively scalable object storage systems used to preserve and protect data with high levels of data durability.
•Tape Storage: We provide low cost, secure storage systems for long term archiving and ransomware protection. We provide both the storage systems and sells tape media under the Quantum brand.
•Backup Storage Systems: high-performance, scalable storage for backup and multi-site disaster recovery.
•Quantum Services: We offer a full line of services including managed services and Storage-as-a-Service offerings, as well as maintenance, implementation, training and consulting services.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The recent COVID-19 pandemic could adversely affect our business, results of operations and financial condition” in Part II, Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K for more information regarding the risks we face as a result of the COVID-19 pandemic.

NON-U.S. GAAP FINANCIAL MEASURES

To provide investors with additional information regarding our financial results, we have presented Adjusted EBITDA and Adjusted Net Income (Loss), non-U.S. GAAP financial measures defined below.

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense, net, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring charges, long-term debt related costs, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in our Annual Report on Form 10-K for the year ended March 31, 2019, and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before restructuring charges, stock-based compensation expense, long-term debt related costs, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in the Annual Report on Form 10-K for the year ended March 31, 2019 and other non-recurring (income) expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).

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

Our use of Adjusted EBITDA and Adjusted Net Income (Loss) have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:

•Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation expense; (5) potential future costs related to our long-term debt; (6)

potential future restructuring expenses; or (6) potential future costs related to our financial statement restatement and other related activities;

•Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) the potentially dilutive impact of stock-based compensation expense; (3) potential future costs related to our long-term debt; or (4) potential future costs related to our financial statement restatement and other related activities; and

•Other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income (Loss) or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics and our U.S. GAAP financial results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net Loss (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Net loss	$(10,736)	$(3,807)
Interest expense, net	6,437	6,306
Provision for income taxes	419	338
Depreciation and amortization expense	1,286	1,021
Stock-based compensation expense	1,958	987
Long-term debt related costs	965	—
Restructuring charges	1,052	263
Cost related to financial restatement and related activities	—	7,990
Adjusted EBITDA	$1,381	$13,098

The following is a reconciliation of Adjusted Net Income (Loss) to the most comparable U.S. GAAP financial measure, Net Loss (in thousands):
	Three Months Ended
	June 30, 2020	June 30, 2019
Net loss	$(10,736)	$(3,807)
Restructuring charges	1,052	263
Stock-based compensation	1,958	987
Long-term debt related costs	965	—
Cost related to financial restatement and related activities	—	7,990
Adjusted net income (loss)	$(6,761)	$5,433
Adjusted net income per share:
Basic	$(0.17)	$0.15
Diluted	$(0.17)	$0.13
Weighted average shares outstanding:
Basic	39,905	36,045
Diluted	39,905	40,973

RESULTS OF OPERATIONS

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Total revenue	$73,305	$105,631
Total cost of revenue (1)	42,453	59,805
Gross profit	30,852	45,826
Operating expenses
Research and development (1)	10,162	8,383
Sales and marketing (1)	11,570	15,856
General and administrative (1)	11,563	18,576
Restructuring charges	1,052	263
Total operating expenses	34,347	43,078
Income (loss) from operations	(3,495)	2,748
Other income (expense)	(385)	89
Interest expense	(6,437)	(6,306)
Income (loss) before income taxes	(10,317)	(3,469)
Income tax provision	419	338
Net loss	$(10,736)	$(3,807)
(1) Includes stock-based compensation as follows:

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Cost of revenue	$169	$92
Research and development	471	123
Sales and marketing	336	117
General and administrative	982	655
Total	$1,958	$987

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended
(dollars in thousands)	June 30, 2020	% of revenue	June 30, 2019[1]	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$10,214	14%	$14,622	14%	$(4,408)	(30)%
Secondary storage systems	18,492	25	37,712	36	(19,220)	(51)
Devices and media	10,981	15	13,462	13	(2,481)	(18)
Total product revenue	$39,687	54%	$65,796	62%	$(26,109)	(40)
Service revenue	30,386	42	33,381	32	(2,995)	(9)
Royalty revenue	3,232	4	6,454	6	(3,222)	(50)
Total revenue	$73,305	100%	$105,631	100%	$(32,326)	(31)

1 Primary and Secondary storage system revenue has been adjusted for June 30, 2019 due to certain reclassifications from Primary to Secondary storage systems.

Product revenue
In the three months ended June 30, 2020, product revenue decreased $26.1 million, or 40%, as compared to the same period in 2019. Primary storage systems represented $4.4 million of the decrease, driven by declines in the media and entertainment industry as a result of the COVID-19 pandemic. Secondary storage systems represented $19.2 million of the decrease, driven primarily by fluctuating purchase cycles with our hyperscale customers. Devices and media represented $2.5 million of the decrease, driven by lower than expected volume of LTO media sold through our high-volume channel partners.
Service revenue
We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue decreased 9% in the three months ended June 30, 2020 compared to the same period in 2019 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $3.2 million, or 50%, in the three months ended June 30, 2020 compared to the same period in 2019 due to lower overall market volume.

Gross Profit and Margin

	Three Months Ended
(dollars in thousands)	June 30, 2020	Gross margin %	June 30, 2019	Gross margin %	$ Change	Basis point change
Product gross profit	$9,305	23.4%	$18,596	28.3%	$(9,291)	(490)
Service gross profit	18,315	60.3	20,776	62.2	(2,461)	(190)
Royalty gross profit	3,232	100.0	6,454	100.0	(3,222)	—
Gross profit	$30,852	42.1%	$45,826	43.4%	$(14,974)	(130)

Product Gross Margin
Product gross margin decreased 490 basis points for the three months ended June 30, 2020, as compared with the same period in 2019. This decrease was due primarily to a total product revenue decrease of 40%, with relatively flat operations departmental expense.
Service Gross Margin
Service gross margin decreased 190 basis points for the three months ended June 30, 2020, as compared with the same period in 2019. This decrease was due primarily to total service revenue decreases of 9% with relatively flat corresponding departmental expense.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended
(dollars in thousands)	June 30, 2020	% of revenue	June 30, 2019	% of revenue	$ Change	% Change
Research and development	10,162	13.9%	8,383	7.9%	$1,779	21%
Sales and marketing	11,570	15.8	15,856	15.0	(4,286)	(27)
General and administrative	11,563	15.8	18,576	17.6	(7,013)	(38)
Restructuring charges	1,052	1.4	263	0.2	789	300
Total operating expenses	$34,347	46.9%	$43,078	40.8%	$(8,731)	(20)
In the three months ended June 30, 2020, research and development expense increased $1.8 million, or 21%, as compared with the same period in 2019. This increase was partially attributable to an increase in research and development headcount focused on new product development.
In the three months ended June 30, 2020, sales and marketing expenses decreased $4.3 million, or 27%, as compared with the same period in 2019. This decrease was largely driven by an overall decrease in compensation and benefits as the result of lower headcount, a decrease in marketing programs and professional services costs, and reduced travel and entertainment expense due to current COVID-19 related restrictions.
In the three months ended June 30, 2020, general and administrative expenses decreased $7.0 million, or 38% as compared with the same period in 2019. This decrease was due primarily to higher costs in 2019 related to the financial restatement and related activities, IT infrastructure expense, and bad debt expense. This was partially offset by an increase in headcount and stock compensation expense.
In the three months ended June 30, 2020, restructuring expenses increased $0.8 million, or 300% as compared with the same period in 2019. The increase was the result of a reduction in force during the three months ended June 30, 2020 to improve operational efficiency and rationalized its cost structure

Other Income (Expense)

	Three Months Ended
(dollars in thousands)	June 30, 2020	% of revenue	June 30, 2019	% of revenue	$ Change	% Change
Other income (expense)	$(385)	(1)%	$89	—%	$474	(533)%
Interest expense	(6,437)	(9)	(6,306)	6	131	(2)

Other income (expense), net during the three months ended June 30, 2020 and 2019 were related primarily to fluctuations in foreign currency exchange rates.

In the three months ended June 30, 2020, interest expense increased $0.1 million, or 2%, as compared with the same period in 2019 due primarily to a higher principal balance.

Income Taxes

	Three Months Ended
(dollars in thousands)	June 30, 2020	% of revenue	June 30, 2019	% of revenue	$ Change	% Change
Income tax provision	$419	1%	$338	—%	$81	24%

The income tax provision for the three months ended June 30, 2020 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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
We had cash and cash equivalents of $23.3 million as of June 30, 2020, compared to $6.4 million as of March 31, 2020. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below), and $0.8 million of short-term restricted cash.

Our outstanding long-term debt amounted to $169.7 million as of June 30, 2020, net of $24.6 million in unamortized debt issuance costs and $0.9 million in current portion of long-term debt, and $146.8 million as of March 31, 2020, net of $13.7 million in unamortized debt issuance costs and $7.3 million in current portion of long-term debt. Included in long-term debt as of June 30, 2020 is $10.0 million borrowed under the Paycheck Protection Program which was included in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of June 30, 2020 we had $25.4 million of borrowing availability on our Amended PNC Credit Facility (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

We are subject to various debt covenants under our Credit Agreements (as defined below). Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(8,987)	$903
Investing activities	(484)	(444)
Financing activities	26,329	(413)
Effect of exchange rate changes	(16)	(53)
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,842	$(7)

Cash Provided by (Used In) Operating Activities

Net cash used in operating activities was $9.0 million for the three months ended June 30, 2020. This use of cash is primarily attributable to the net loss adjusted for non-cash items of $4.0 million and changes in working capital of

$4.9 million. Cash used related to working capital was driven by a decrease of $21.0 million in accounts receivable more than offset by the increase in manufacturing and service inventory of $3.2 million and decreases in accounts payable, deferred revenue and other assets and liabilities of $9.9 million, $8.2 million and $4.2 million, respectively. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

Net cash provided by operating activities was $0.9 million for the three months ended June 30, 2019 which is primarily attributable to net loss adjusted for non-cash items of $1.1 million.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.5 million in the three months ended June 30, 2020, which was mostly flat compared to the same period in the prior year. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $26.3 million in the three months ended June 30, 2020 which included new Senior Secured Term Loan borrowings of $19.4 million (net of lender fees of $0.6 million), $10.0 million in borrowings under the Paycheck Protection Program and the net pay-down of our Amended PNC Credit Facility.

Debt Profile and Covenants

PNC Credit Facility

We are party to the Amended PNC Credit Agreement, a senior secured revolving credit facility in an available principal amount equal to the lesser of (i) $45.0 million and (ii) the “borrowing base” (as defined under the Amended PNC Credit Agreement). The Amended PNC Credit Facility had a borrowing base of $26.8 million as of June 30, 2020, $25.4 million of which was available to us at that date.

Senior Secured Term Loan

We are also party to a senior secured term loan facility in an aggregate principal amount of $185.2 million as of June 30, 2020 (the “Senior Secured Term Loan” and together with the Amended PNC Credit Agreement, the “Credit Agreements”). The Senior Secured Term Loan initially provided for borrowings of $165.0 million. The proceeds of the Senior Secured Term Loan were used to repay our previously outstanding long-term debt and fund our working capital requirements.

On June 16, 2020, we entered into an amendment to the Senior Secured Term Loan (the "June 2020 Term Loan Amendment"). The amendment provides an additional borrowing of $20.0 million which was immediately drawn in full. The amendment, among other things, waived compliance with the total net leverage ratio, fixed charge coverage ratio, minimum liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, added a financial covenant that requires a minimum monthly average undrawn availability of $7.0 million under the Amended PNC Credit Facility during the period from June 30, 2020 through and including May 31, 2021 and amended the covenant levels for the total net leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021.

On June 16, 2020, we entered into an additional amendment to the Amended PNC Credit Facility. The amendment, among other things, waived compliance with the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, minimum average liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, added a financial covenant that requires a minimum monthly average undrawn availability level of $7.0 million for the period from June 30, 2020 through and including May 31, 2021, added a financial covenant that requires a minimum liquidity of not less than $10.0 million at the end of each quarter, beginning with the quarter ending June 30, 2021 and amended the covenant levels for the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021. The Amended PNC Credit Facility continues to include a covenant that requires a minimum of $5.0 million of PNC qualified cash at all times.

Paycheck Protection Program

On April 13, 2020, we entered into a Paycheck Protection Program (the “PPP”) Term Loan (the “PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act ). The PPP Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to a maximum of 10 months after the expiration of the covered period, as defined in the PPP Loan agreement, payable monthly thereafter. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. Under the terms of the PPP Note, we may apply for forgiveness of the amount due on the PPP Loan. We used the proceeds from the PPP Loan for qualifying expenses and intend to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, we cannot assure at this time that the PPP Loan will be forgiven partially, or in full.

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

Off Balance Sheet Arrangements

Except for the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2020 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which such section is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum did not meet those performance objectives but hid that by improperly recognizing revenue in fiscal 2015, with the alleged objective of entrenching Messrs. Gacek and Auvil and then-current management. Mr. Gacek resigned from the board effective May 1, 2017 and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and SEC investigation, the settlement of which we previously reported in our Form 10-Q filed with the SEC on January 29, 2020 and our Form 10-K filed with the

SEC on August 6, 2019 (among other SEC filings). Based on these allegations, the complaint asserts putative claims for intentional misrepresentation/fraud in the inducement, intentional misrepresentation/fraud and negligent misrepresentation against Quantum, Gacek and Auvil, false promise/promissory fraud and unjust enrichment against Quantum and breach of fiduciary duty against Gacek and Auvil. Starboard is demanding a jury trial, and seeks unspecified damages including punitive damages, an award of rescission or rescissory damages, and award of restitution in an amount necessary to compensate for the alleged unjust enrichment of Quantum, attorney fees and costs and other relief deemed just or appropriate by the court. At this time the Company is unable to estimate the range of possible outcomes with respect to this matter.

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
4.1	Warrant to Purchase Common Stock, dated June 16, 2020, Warrant No. B-1	8-K	6/16/2020	4.1
4.2	Warrant to Purchase Common Stock, dated June 16, 2020, Warrant No. B-2	8-K	6/16/2020	4.2
4.3	Warrant to Purchase Common Stock, dated June 16, 2020, Warrant No. B-3	8-K	6/16/2020	4.3
4.4	Warrant Agreement, dated June 16, 2020	8-K	6/16/2020	4.4
4.5	Amended and Restated Registration Rights Agreement, dated June 16, 2020, between the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP and BTC Holdings SC Fund LLC	8-K	6/16/2020	4.5
10.1	Amendment No. 4 To Term Loan Credit and Security Agreement, dated June 16, 2020, between the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and U.S. Bank National Association, as disbursing and collateral agent	8-K	6/16/2020	10.1
10.2	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated June 16, 2020, between the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and PNC Bank, National Association, as administrative agent	8-K	6/16/2020	10.2
10.3	Payment Protection Program Term Note, effective as of April 11, 2020, in favor of PNC Bank, National Association.	8-K	4/16/2020	10.1
10.4	Amendment Number 3 to the Term Loan Credit and Security Agreement, dated as of December 27, 2018, as amended on April 13, 2020, among the Company, Quantum LTO Holdings, LLC, the lenders from time to time party thereto, and U.S. Bank National Association, as disbursing and collateral agent for such lenders	8-K	4/16/2020	10.2
10.5	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of December 27, 2018, amended as of April 11, 2020 among the Company, Quantum LTO Holdings, LLC, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent for such lenders.	8-K	4/16/2020	10.3
10.6	First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of December 27, 2018, as amended on April 3, 2020 among the Company, Quantum LTO Holdings, LLC, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent for such lenders.	8-K	4/6/2020	10.2
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

August 5, 2020	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)