Form 10-Q
period 2020-09-30
QUANTUM CORP /DE/
filed 2020-10-28
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of the close of business on October 26, 2020, there were 40,740,212 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

As used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Item 1A. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not intend to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,517	$6,440
Restricted cash	792	830
Accounts receivable, net of allowance for doubtful accounts of $1,399 and $1,247 as of September 30, 2020 and March 31, 2020, respectively	62,712	70,370
Manufacturing inventories	35,882	29,196
Service parts inventories	23,211	20,502
Other current assets	8,330	8,489
Total current assets	143,444	135,827
Property and equipment, net	9,655	9,046
Restricted cash	5,000	5,000
Right-of-use assets, net	10,597	12,689
Other long-term assets	4,585	3,433
Total assets	$173,281	$165,995
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$37,834	$36,949
Deferred revenue	73,101	81,492
Long-term debt, current portion	1,388	7,321
Accrued compensation	17,878	14,957
Other accrued liabilities	14,750	17,535
Total current liabilities	144,951	158,254
Deferred revenue	33,249	37,443
Long-term debt, net of current portion	171,010	146,847
Operating lease liabilities	9,114	10,822
Other long-term liabilities	11,197	11,154
Total liabilities	369,521	364,520
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued as of September 30, 2020 and March 31, 2020, respectively	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 40,740 shares issued and outstanding as of September 30, 2020 and 39,905 as of March 31, 2020, respectively	408	399
Additional paid-in capital	522,357	505,762
Accumulated deficit	(718,492)	(703,164)
Accumulated other comprehensive loss	(513)	(1,522)
Total stockholders’ deficit	(196,240)	(198,525)
Total liabilities and stockholders’ deficit	$173,281	$165,995
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$50,850	$68,130	$90,537	$133,926
Service	31,494	32,401	61,880	65,781
Royalty	3,477	5,258	6,709	11,712
Total revenue	85,821	105,789	159,126	211,419
Cost of revenue:
Product	34,998	49,467	65,380	96,666
Service	12,089	12,799	24,160	25,404
Total cost of revenue	47,087	62,266	89,540	122,070
Gross profit	38,734	43,523	69,586	89,349
Operating expenses:
Research and development	10,233	9,350	24,723	17,733
Sales and marketing	13,153	14,824	21,825	30,680
General and administrative	10,263	14,329	20,395	32,905
Restructuring charges	1,585	821	2,637	1,084
Total operating expenses	35,234	39,324	69,580	82,402
Income from operations	3,500	4,199	6	6,947
Other income (expense), net	(312)	76	(697)	165
Interest expense	(7,578)	(6,347)	(14,015)	(12,653)
Net loss before income taxes	(4,390)	(2,072)	(14,706)	(5,541)
Income tax provision	202	243	622	581
Net loss	$(4,592)	$(2,315)	$(15,328)	$(6,122)

Net loss per share - basic and diluted	$(0.11)	$(0.06)	$(0.38)	$(0.17)
Weighted average shares - basic and diluted	40,286	36,297	40,097	36,172

Net loss	$(4,592)	$(2,315)	$(15,328)	$(6,122)
Foreign currency translation adjustments, net	722	(474)	1,009	(390)
Total comprehensive loss	$(3,870)	$(2,789)	$(14,319)	$(6,512)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(15,328)	$(6,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,580	2,034
Amortization of debt issuance costs	3,015	2,008
Long-term debt related costs	167	—
Provision for product and service inventories	3,588	3,442
Stock-based compensation	4,549	3,352
Bad debt expense	90	199
Deferred income taxes	(15)	—
Unrealized foreign exchange (gain) loss	1,193	(99)
Changes in assets and liabilities:
Accounts receivable, net	7,568	15,239
Manufacturing inventories	(8,858)	(5,799)
Service parts inventories	(4,333)	(1,180)
Accounts payable	1,601	1,478
Accrued restructuring charges	240	(2,576)
Accrued compensation	2,922	(2,111)
Deferred revenue	(12,584)	(15,582)
Other assets and liabilities	(5,694)	(3,939)
Net cash used in operating activities	(19,299)	(9,656)
Investing activities
Purchases of property and equipment	(1,434)	(1,315)
Net cash used in investing activities	(1,434)	(1,315)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	19,400	—
Repayments of long-term debt	—	(825)
Borrowings of credit facility	140,987	172,119
Repayments of credit facility	(144,058)	(165,143)
Borrowings of payment protection program	10,000	—
Payment of taxes due upon vesting of restricted stock	—	(171)
Proceeds from issuance of common stock	539	—
Net cash provided by financing activities	26,868	5,980
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(96)	72
Net change in cash, cash equivalents and restricted cash	6,039	(4,919)
Cash, cash equivalents, and restricted cash at beginning of period	12,270	16,855
Cash, cash equivalents, and restricted cash at end of period	$18,309	$11,936
Supplemental disclosure of cash flow information
Cash paid for interest	$14,181	$10,567
Cash received for income taxes, net of refunds	$(1,578)	$(51)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$294	$249
Purchases of property and equipment included in accrued liabilities	$1,255	$—
Transfer of inventory to property and equipment	$207	$169
Payment of litigation settlements with insurance proceeds	$—	$8,950
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$12,517	$6,000
Restricted cash, current	792	936
Restricted cash, long-term	5,000	5,000
Total cash, cash equivalents and restricted cash at the end of period	$18,309	$11,936
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2019	36,046	$360	$500,211	$(701,761)	$(1,326)	$(202,516)
Net loss	—	—	—	(2,315)	—	(2,315)
Foreign currency translation adjustments, net	—	—	—	—	(474)	(474)
Shares issued under employee incentive plans, net	671	8	(178)	—	—	(170)
Stock-based compensation	—	—	2,365	—	—	2,365
Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)

Balance, June 30, 2020	39,905	$399	$519,235	$(713,900)	$(1,235)	$(195,501)
Net loss	—	—	—	(4,592)	—	(4,592)
Foreign currency translation adjustments, net	—	—	—	—	722	722
Shares issued under employee stock purchase plan	133	2	537	—	—	539
Shares issued under employee incentive plans, net	702	7	(7)	—	—	—
Stock-based compensation	—	—	2,592	—	—	2,592
Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)
See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net loss	—	—	—	(6,122)	—	(6,122)
Foreign currency translation adjustments, net	—	—	—	—	(390)	(390)
Shares issued under employee incentive plans, net	677	8	(178)	—	—	(170)
Stock-based compensation	—	—	3,352	—	—	3,352
Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)

Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	$(198,525)
Net loss	—	—	—	(15,328)	—	(15,328)
Foreign currency translation adjustments	—	—	—	—	1,009	1,009
Shares issued under employee stock purchase plan	133	2	537	—	—	539
Shares issued under employee incentive plans, net	702	7	(7)	—	—	—
Warrants issued related to long-term debt	—	—	11,515	—	—	11,515
Stock-based compensation	—	—	4,550	—	—	4,550
Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), was founded in 1980 and reincorporated in Delaware in 1987, and is headquartered in San Jose, California. The Company is a leader in storing and managing digital video and other forms of unstructured data, delivering top streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company's most recent Annual Report on Form 10-K.

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2020, the results of operations and comprehensive loss and changes in stockholder's deficit for the three and six months ended September 30, 2020 and 2019, and the statement of cash flows for the six months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

COVID-19 Risks and Uncertainties

Quantum is subject to the risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. For many of our customers, the COVID-19 pandemic has significantly affected their business. Movie and television production has decreased significantly, professional and collegiate sports seasons have been postponed or cancelled, and many corporations and enterprises have put information technology spending on hold while they assess the short- and long-term impact of the pandemic. While our supply chain remains intact and operating, we have experienced issues related to our logistics network. The reduced capacity within and across freight lanes (aircraft, personnel, customs clearance, etc.) has caused late deliveries from re-routes and mis-shipments, as well as increased expedite and other charges to deliver and receive products. To date, the Company has experienced minimal impact on product availability, although future capacity constraints across the network due to lost capacity from factory down time, closures, as well as reduced staff and demand signal fluctuations are expected to impact product availability in the months and possibly quarters to come.

Quantum believes that these social and economic impacts have had a negative effect on sales due to the decline in customers' ability or willingness to purchase its products and services. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. The Company’s management continues to actively monitor the situation and may take further actions altering its business operations that are determined to be in the best interests of its employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that may result from the pandemic.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist of Level 1 assets and Level 2 liabilities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning March 31, 2021, and we do not expect it to have a material effect on our consolidated financial statements.

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019 [1]	2020	2019 [1]
Americas[2]
Primary storage systems	$16,933	$16,352	$23,792	$25,771
Secondary storage systems	9,317	16,004	17,993	40,296
Device and media	6,069	9,348	12,431	18,019
Service	19,399	20,366	37,994	41,936
Total revenue	51,718	62,070	92,210	126,022

EMEA
Primary storage systems	2,798	3,388	5,094	7,226
Secondary storage systems	6,352	8,079	12,968	17,976
Device and media	4,745	6,640	8,767	10,173
Service	10,227	9,828	20,042	19,051
Total revenue	24,122	27,935	46,871	54,426

APAC
Primary storage systems	879	1,559	1,938	2,925
Secondary storage systems	3,234	4,721	6,434	8,244
Device and media	523	2,039	1,120	3,296
Service	1,868	2,207	3,844	4,794
Total revenue	6,504	10,526	13,336	19,259

Consolidated
Primary storage systems	20,610	21,299	30,824	35,922
Secondary storage systems	18,903	28,804	37,395	66,516
Device and media	11,337	18,027	22,318	31,488
Service	31,494	32,401	61,880	65,781
Royalty[3]	3,477	5,258	6,709	11,712
Total revenue	$85,821	$105,789	$159,126	$211,419

1 Primary and Secondary storage system revenue has been adjusted for September 30, 2019 due to certain reclassifications from Primary to Secondary storage systems.
2 Revenue for Americas geographic region outside of the United States is not significant.
3 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the six months ended September 30, 2020 (in thousands):

September 30, 2020
Contract liabilities (deferred revenue)	$106,350
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	51,542

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

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2020	$86,653	$42,598	$129,251

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: INVENTORIES
Manufacturing and service inventories consist of the following (in thousands):

Manufacturing inventories

	September 30, 2020	March 31, 2020
Finished goods:
Manufactured finished goods	$20,223	$15,790
Distributor inventory	286	504
Total finished goods	20,509	16,294
Work in progress	2,833	1,001
Raw materials	12,540	11,901
Total manufacturing inventories	$35,882	$29,196

Service parts inventories

	September 30, 2020	March 31, 2020
Finished goods	$17,924	$15,845
Component parts	5,287	4,657
Total service parts inventories	$23,211	$20,502

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Senior Secured Term Loan	$185,208	$165,208
Amended PNC Credit Facility	—	2,620
Paycheck Protection Program Loan	10,000	—
Less: current portion	(1,388)	(7,321)
Less: unamortized debt issuance costs (1)	(22,810)	(13,660)
Long-term debt, net	$171,010	$146,847
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the Amended PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

Senior Secured Term Loan

On December 27, 2018, the Company entered into a senior secured term loan totaling $165.0 million with U.S. Bank, National Association (the “Senior Secured Term Loan”). In connection with the Senior Secured Term Loan, the Company amended its existing Revolving Credit Facility with PNC, providing for borrowing under loans up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base (the “Amended PNC Credit Facility”). The maturity date under the Senior Secured Term Loan and the Amended PNC Credit Facility (collectively, the “Credit Agreements”) is December 27, 2023.

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

Registration Rights Agreement

In connection with the June 2020 Term Loan Amendment, the Company entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the holders of the warrants previously issued to the Senior Secured Term Loan lenders in December 2018 and the 2020 Term Loan Warrants (collectively, the “Term Loan Warrants”). The Amended Registration Rights Agreement grants the holders of the Term Loan Warrants certain registration rights for the shares of common stock issuable upon the exercise of the applicable Term Loan Warrants, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable Term Loan Warrants; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

As of September 30, 2020, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.0% and 7.8%, respectively. As of September 30, 2020, the Amended PNC Credit Facility had a borrowing base of $23.6 million, of which $21.8 million was available at that date.

As of September 30, 2020, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of September 30, 2020.

Paycheck Protection Program

On April 13, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to a maximum of 10 months after the expiration of the covered period, as defined in the PPP Loan agreement, payable monthly thereafter. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. Under the terms of the PPP Note, the Company may apply for forgiveness of the amount due on the PPP Loan. The Company used the proceeds from the PPP Loan for qualifying expenses as defined in the PPP and has applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP Loan will be forgiven partially or in full.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	September 30, 2020	March 31, 2020
Operating lease right-of-use asset	$10,597	$12,689

Other accrued liabilities	2,720	3,065
Operating lease liability	9,114	10,822
Total operating lease liabilities	$11,834	$13,887

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$1,338	$1,304	$2,669	$2,576
Variable lease cost	211	147	423	212
Short-term lease cost	39	29	92	31
Total lease cost	$1,588	$1,480	$3,184	$2,819

Maturity of Lease Liabilities	Operating Leases
For the fiscal year ended March 31,
2021, excluding the six months ended September 30, 2020	$2,099
2022	3,813
2023	2,763
2024	2,598
2025	2,310
Thereafter	2,935
Total lease payments	$16,518
Less: imputed interest	(4,684)
Present value of lease liabilities	$11,834

Lease Term and Discount Rate	September 30, 2020	March 31, 2020
Weighted average remaining operating lease term (years)	4.82	4.99
Weighted average discount rate for operating leases	13.96%	13.91%

Operating cash outflows related to operating leases totaled $1.3 million for the six months ended September 30, 2020 and 2019.

NOTE 6: RESTRUCTURING CHARGES
Costs accrued related to restructuring are classified within accrued liabilities on the condensed consolidated balance sheets. The following table summarizes the restructuring activities for the six months ended September 30, 2020 and 2019 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2020	$—	$—	$—
Restructuring costs	2,637	—	2,637
Cash payments	(2,397)	—	(2,397)
Balance as of September 30, 2020	$240	$—	$240

Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	826	826
Adjustments to prior estimates	—	258	258
Cash payments	—	(3,661)	(3,661)
Balance as of September 30, 2019	$—	$299	$299

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended September 30,		Six Months Ended September 30,
2020	2019	2020	2019
8,020	8,625	7,180	6,860

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

For the three and six months ended September 30, 2020, there were 1.6 million and 0.5 million contingently issuable market based and performance based restricted stock units, respectively, excluded from the calculation of diluted net income (loss) per share, as their market and performance conditions had not yet been achieved. These shares will be earned based on the Company’s achievement of certain average stock price and performance targets in addition to a time-based vesting period.

NOTE 8: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2020 was -4.6% and -4.2%, respectively as compared to -11.7% and -10.5% in the three and six months ended September 30, 2019. Income tax provisions for each of these periods reflect expenses for foreign and state taxes and differed from the federal statutory tax rate of 21% in both periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2020, including interest and penalties, the Company had $109.8 million of unrecognized tax benefits, $91.5 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2020, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2020, $103.2 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $6.6 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $9.2 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2020, the Company had issued non-cancelable commitments for $21.3 million to purchase inventory from its contract manufacturers and suppliers.

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

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum did not meet those performance objectives but hid that by improperly recognizing revenue in fiscal 2015, with the alleged objective of entrenching Messrs. Gacek and Auvil and then-current management. Mr. Gacek resigned from the board effective May 1, 2017 and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and SEC investigation, the settlement of which we previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). Based on these allegations, the complaint asserts putative claims for intentional misrepresentation/fraud in the inducement, intentional misrepresentation/fraud and negligent misrepresentation against Quantum, Gacek and Auvil, false promise/promissory fraud and unjust enrichment against Quantum and breach of fiduciary duty against Gacek and Auvil. Starboard is demanding a jury trial, and seeks unspecified damages including punitive damages, an award of rescission or rescissory damages, and award of restitution in an amount necessary to compensate for the alleged unjust enrichment of Quantum, attorney fees and costs and other relief deemed just or appropriate by the court. On September 14, 2020, all defendants filed a joint motion to dismiss this action on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. The parties have filed a stipulation, which is currently under review by the Court; if approved, the stipulation would provide for a briefing schedule on the motion to continue through December 4, 2020, with oral argument on the motion to be held the week of December 14, 2020. At this time, the Company is unable to estimate the range of possible outcomes with respect to this matter.

Other Commitments
Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any of these other currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, cash flows or financial position.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the six months ended September 30, 2020 and 2019. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of September 30, 2020 and 2019. The fair value has been classified as Level 2 within the fair value hierarchy.

	September 30,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan	$185,208	$185,208	$170,739	$170,764

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
•Backup Storage Systems: We offer high-performance, scalable storage for backup and multi-site disaster recovery.
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

In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending in person meetings, reducing the number of people in our sites at any one time, and suspending employee travel.

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

We believe that these social and economic impacts have had a negative effect on sales due to the decline in our customers' ability or willingness to purchase our products and services. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. We expect COVID-19 to significantly impact our financial condition, results of operations, and liquidity through at least our third quarter and likely much longer.

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

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense (net), provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring charges, long-term debt related costs, costs related to the financial restatement and related activities described in the Explanatory Paragraph and Note 2: – Restatement in our Annual Report on Form 10-K for the year ended March 31, 2019, and other non-recurring expenses.

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

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net Loss (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(4,592)	$(2,315)	$(15,328)	$(6,122)
Interest expense, net	7,578	6,347	14,015	12,653
Provision for income taxes	202	243	622	581
Depreciation and amortization expense	1,295	1,013	2,580	2,034
Stock-based compensation expense	2,591	2,365	4,549	3,352
Long-term debt related costs	203	—	1,169	—
Restructuring charges	1,585	821	2,637	1,084
Cost related to financial restatement and related activities	—	4,188	—	12,179
Adjusted EBITDA	$8,862	$12,662	$10,244	$25,761

The following is a reconciliation of Adjusted Net Income (Loss) to the most comparable U.S. GAAP financial measure, Net Loss (in thousands):
	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(4,592)	$(2,315)	$(15,328)	$(6,122)
Restructuring charges	1,585	821	2,637	1,084
Stock-based compensation	2,591	2,365	4,549	3,352
Long-term debt related costs	203	—	1,169	—
Cost related to financial restatement and related activities	—	4,188	—	12,179
Adjusted net income (loss)	$(213)	$5,059	$(6,973)	$10,493
Adjusted net income (loss) per share:
Basic	$(0.01)	$0.14	$(0.17)	$0.29
Diluted	$(0.01)	$0.11	$(0.17)	$0.24
Weighted average shares outstanding:
Basic	40,286	36,297	40,097	36,172
Diluted	40,286	44,923	40,097	43,032

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total revenue	$85,821	$105,789	$159,126	$211,419
Total cost of revenue (1)	47,087	62,266	89,540	122,070
Gross profit	38,734	43,523	69,586	89,349
Operating expenses
Research and development (1)	10,233	9,350	24,723	17,733
Sales and marketing (1)	13,153	14,824	21,825	30,680
General and administrative (1)	10,263	14,329	20,395	32,905
Restructuring charges	1,585	821	2,637	1,084
Total operating expenses	35,234	39,324	69,580	82,402
Income from operations	3,500	4,199	6	6,947
Other income (expense)	(312)	76	(697)	165
Interest expense	(7,578)	(6,347)	(14,015)	(12,653)
Loss before income taxes	(4,390)	(2,072)	(14,706)	(5,541)
Income tax provision	202	243	622	581
Net loss	$(4,592)	$(2,315)	$(15,328)	$(6,122)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$227	$81	$396	$173
Research and development	591	143	1,062	265
Sales and marketing	495	291	832	408
General and administrative	1,278	1,850	2,259	2,506
Total	$2,591	$2,365	$4,549	$3,352

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019 [1]	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$20,610	24%	$21,299	20%	$(689)	(3)%
Secondary storage systems	18,903	22	28,804	27	(9,901)	(34)
Devices and media	11,337	13	18,027	17	(6,690)	(37)
Total product revenue	$50,850	59%	$68,130	64%	$(17,280)	(25)
Service revenue	31,494	37	32,401	31	(907)	(3)
Royalty revenue	3,477	4	5,258	5	(1,781)	(34)
Total revenue	$85,821	100%	$105,789	100%	$(19,968)	(19)

1 Primary and Secondary storage system revenue has been adjusted for the three months ended September 30, 2019 due to certain reclassifications from Primary to Secondary storage systems.

Product revenue

In the three months ended September 30, 2020, product revenue decreased $17.3 million, or 25%, as compared to the same period in 2019. Primary storage systems represented $0.7 million of the decrease, driven by declines in the media and entertainment industry as a result of the COVID-19 pandemic. Secondary storage systems represented $9.9 million of the decrease, driven primarily by fluctuating purchase cycles with our hyperscale customers. Devices and media represented $6.7 million of the decrease, driven by a lower volume of LTO media sold through our high-volume channel partners. The prior year included a spike in volume as supply issues were resolved between two major vendors in the market.
Service revenue
We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue decreased 3% in the three months ended September 30, 2020 compared to the same period in 2019 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $1.8 million, or 34%, in the three months ended September 30, 2020 compared to the same period in 2019 due to lower overall market volume.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2020	Gross margin %	2019	Gross margin %	$ Change	Basis point change
Product gross profit	$15,852	31.2%	$18,663	27.4%	$(2,811)	380
Service gross profit	19,405	61.6	19,602	60.5	(197)	110
Royalty gross profit	3,477	100.0	5,258	100.0	(1,781)	—
Gross profit	$38,734	45.1%	$43,523	41.1%	$(4,789)	400

Product Gross Margin
Product gross margin increased 380 basis points for the three months ended September 30, 2020, as compared with the same period in 2019. This increase was due primarily to a more favorable mix of enterprise products sold, along with a relatively flat operations departmental expense.
Service Gross Margin
Service gross margin increased 110 basis points for the three months ended September 30, 2020, as compared with the same period in 2019. This increase was primarily the effect of reduced repair costs.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Research and development	$10,233	11.9%	$9,350	8.8%	$883	9%
Sales and marketing	13,153	15.3	14,824	14.0	(1,671)	(11)
General and administrative	10,263	12.0	14,329	13.5	(4,066)	(28)
Restructuring charges	1,585	1.8	821	0.8	764	93
Total operating expenses	$35,234	41.1%	$39,324	37.2%	$(4,090)	(10)
In the three months ended September 30, 2020, research and development expense increased $0.9 million, or 9%, as compared with the same period in 2019. This increase was due in part to an increase in personnel costs due to increased headcount focused on new product development.
In the three months ended September 30, 2020, sales and marketing expenses decreased $1.7 million, or 11%, as compared with the same period in 2019. This decrease was largely driven by an overall decrease in compensation and benefits as the result of lower headcount, a decrease in marketing programs and professional services costs, and suspended travel and entertainment expense due to current COVID-19 related restrictions.
In the three months ended September 30, 2020, general and administrative expenses decreased $4.1 million, or 28% as compared with the same period in 2019. This decrease was due primarily to higher costs in 2019 related to the financial restatement and related activities.
In the three months ended September 30, 2020, restructuring expenses increased $0.8 million, or 93% as compared with the same period in 2019. The increase was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure.

Other Income (Expense)

	Three Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Other income (expense)	$(312)	0%	$76	—%	$(388)	511%
Interest expense	(7,578)	(9)	(6,347)	6	(1,231)	19

Other income (expense), net during the three months ended September 30, 2020 and 2019 were related primarily to fluctuations in foreign currency exchange rates.

In the three months ended September 30, 2020, interest expense increased $1.2 million, or 19%, as compared with the same period in 2019 due primarily to a higher principal balance.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Income tax provision	$202	1%	$243	—%	$(41)	(17)%

The income tax provision for the three months ended September 30, 2020 and 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal.

Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2020 and 2019
Revenue

	Six Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019 [1]	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$30,824	19%	$35,922	17%	$(5,098)	(14)%
Secondary storage systems	37,395	24	66,516	31	(29,121)	(44)
Devices and media	22,318	14	31,488	15	(9,170)	(29)
Total product revenue	$90,537	57%	$133,926	63%	$(43,389)	(32)
Service revenue	61,880	39	65,781	31	(3,901)	(6)
Royalty revenue	6,709	4	11,712	6	(5,003)	(43)
Total revenue	$159,126	100%	$211,419	100%	$(52,293)	(25)

1 Primary and Secondary storage system revenue has been adjusted for the six months ended September 30, 2019 due to certain reclassifications from Primary to Secondary storage systems.

Product revenue
In the six months ended September 30, 2020, product revenue decreased $43.4 million, or 32%, as compared to the same period in 2019. Secondary storage systems represented $29.1 million of the decrease, driven primarily by fluctuating purchase cycles with our hyperscale customers. Devices and media represented $9.2 million of the decrease, driven by lower volume of LTO media sold through our high-volume channel partners. The prior year included a spike in volume as supply issues were resolved between two major vendors in the market. Primary storage systems represented $5.1 million of the decrease, driven by declines in the media and entertainment industry as a result of the COVID-19 pandemic.
Service revenue
We offer a broad range of services including maintenance, implementation, and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue decreased 6% in the six months ended September 30, 2020 compared to the same period in 2019 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $5.0 million, or 43%, in the six months ended September 30, 2020 compared to the same period in 2019 due to lower overall market volume.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2020	Gross margin %	2019	Gross margin %	$ Change	Basis point change
Product gross profit	$25,157	27.8%	$37,260	27.8%	$(12,103)	—
Service gross profit	37,720	61.0	40,377	61.4	(2,657)	(40)
Royalty gross profit	6,709	100.0	11,712	100.0	(5,003)	—
Gross profit	$69,586	43.7%	$89,349	42.3%	$(19,763)	140

Product Gross Margin
Product gross margin was flat for the six months ended September 30, 2020, as compared with the same period in 2019.
Service Gross Margin
Service gross margin decreased 40 basis points for the six months ended September 30, 2020, as compared with the same period in 2019. This decrease was due primarily to total service revenue decreases of 6% with relatively flat corresponding departmental expense.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Six Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Research and development	$24,723	15.5%	$17,733	8.4%	$6,990	39%
Sales and marketing	21,825	13.7	30,680	14.5	(8,855)	(29)
General and administrative	20,395	12.8	32,905	15.6	(12,510)	(38)
Restructuring charges	2,637	1.7	1,084	0.5	1,553	143
Total operating expenses	$69,580	43.7%	$82,402	39.0%	$(12,822)	(16)

In the six months ended September 30, 2020, research and development expense increased $7.0 million, or 39%, as compared with the same period in 2019. This increase was due in part to an increase in personnel costs due to increased headcount focused on new product development.
In the six months ended September 30, 2020, sales and marketing expenses decreased $8.9 million, or 29%, as compared with the same period in 2019. This decrease was due primarily to a decrease in personnel costs due to lower headcount, a decrease in marketing programs and professional services costs, and suspended travel and entertainment expense due to current COVID-19 related restrictions.
In the six months ended September 30, 2020, general and administrative expenses decreased $12.5 million, or 38% as compared with the same period in 2019. This decrease was due primarily to higher costs in 2019 related to the financial restatement and related activities.
In the six months ended September 30, 2020, restructuring expenses increased $1.6 million, or 143% as compared with the same period in 2019. The increase was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure.

Other Income (Expense)

	Six Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Other income (expense)	$(697)	0%	$165	—%	$(862)	522%
Interest expense	(14,015)	(9)	(12,653)	6	(1,362)	11

Other income (expense), net during the six months ended September 30, 2020 and 2019 were related primarily to fluctuations in foreign currency exchange rates.

In the six months ended September 30, 2020, interest expense increased $1.4 million, or 11%, as compared with the same period in 2019 due primarily to a higher principal balance.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Income tax provision	$622	—%	$581	—%	$41	7%

The income tax provision for the six months ended September 30, 2020 and 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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
We had cash and cash equivalents of $12.5 million as of September 30, 2020, compared to $6.4 million as of March 31, 2020. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below), and $0.8 million of short-term restricted cash.

Our outstanding long-term debt amounted to $171.0 million as of September 30, 2020, net of $22.8 million in unamortized debt issuance costs and $1.4 million in current portion of long-term debt, and $146.8 million as of March 31, 2020, net of $13.7 million in unamortized debt issuance costs and $7.3 million in current portion of long-term debt. Included in long-term debt as of September 30, 2020 is $10.0 million borrowed under the Paycheck Protection Program which was included in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of

September 30, 2020, we had $21.8 million of borrowing availability on our Amended PNC Credit Facility (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(19,299)	$(9,656)
Investing activities	(1,434)	(1,315)
Financing activities	26,868	5,980
Effect of exchange rate changes	(96)	72
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,039	$(4,919)

Cash Used In Operating Activities

Net cash used in operating activities was $19.3 million for the six months ended September 30, 2020. This use of cash is primarily attributable to changes in working capital of $20.0 million driven by the increase in manufacturing and service inventory of $13.6 million and a decrease in deferred revenue of $12.6 million. These were partially offset by an increase in accounts receivable of $7.6 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

Net cash used in operating activities was $9.7 million for the six months ended September 30, 2019 which is primarily attributable to a decrease in deferred revenue related to the timing of service contract renewals which are historically more heavily weighted to our third and fourth fiscal quarters.

Cash Used in Investing Activities

Net cash used in investing activities was $1.4 million in the six months ended September 30, 2020, which was mostly flat compared to the same period in the prior year. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities was $26.9 million in the six months ended September 30, 2020 which included Senior Secured Term Loan borrowings of $19.4 million (net of lender fees of $0.6 million), $10.0 million in borrowings under the Paycheck Protection Program and the net pay-down of our Amended PNC Credit Facility.

Net cash provided by financing activities was $6.0 million in the six months ended September 30, 2019 related primarily to borrowings under our credit facility.

Debt Profile and Covenants

PNC Credit Facility

We are party to the Amended PNC Credit Agreement, a senior secured revolving credit facility in an available principal amount equal to the lesser of (i) $45.0 million and (ii) the “borrowing base” (as defined under the Amended PNC Credit Agreement). The Amended PNC Credit Facility had a borrowing base of $23.6 million as of September 30, 2020, $21.8 million of which was available to us at that date.

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

Senior Secured Term Loan

We are also party to a senior secured term loan facility in an aggregate principal amount of $185.2 million as of September 30, 2020 (the “Senior Secured Term Loan” and together with the Amended PNC Credit Agreement, the “Credit Agreements”). The Senior Secured Term Loan initially provided for borrowings of $165.0 million. The proceeds of the Senior Secured Term Loan were used to repay our previously outstanding long-term debt and fund our working capital requirements.

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

Paycheck Protection Program

On April 13, 2020, we entered into a Paycheck Protection Program (the “PPP”) Term Loan (the “PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act ). The PPP Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to a maximum of 10 months after the expiration of the covered period, as defined in the PPP Loan agreement, payable monthly thereafter. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. Under the terms of the PPP Note, we may apply for forgiveness of the amount due on the PPP Loan. We used the proceeds from the PPP Loan for qualifying expenses and have applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, we cannot assure at this time that the PPP Loan will be forgiven partially, or in full.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.

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

Quantum Corporation
(Registrant)

October 28, 2020	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)