Form 10-Q
period 2020-12-31
QUANTUM CORP /DE/
filed 2021-01-27
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
As of the close of business on January 25, 2021, there were 41,553,718 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2020

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,632	$6,440
Restricted cash	766	830
Accounts receivable, net of allowance for doubtful accounts of $1,430 and $1,247 as of December 31, 2020 and March 31, 2020, respectively	69,440	70,370
Manufacturing inventories	33,854	29,196
Service parts inventories	22,998	20,502
Other current assets	7,946	8,489
Total current assets	146,636	135,827
Property and equipment, net	9,855	9,046
Intangible assets, net	5,503	—
Goodwill	3,447	—
Restricted cash	5,000	5,000
Right-of-use assets, net	10,096	12,689
Other long-term assets	5,244	3,433
Total assets	$185,781	$165,995
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$30,027	$36,949
Deferred revenue	75,442	81,492
Long-term debt, current portion	1,850	7,321
Accrued compensation	19,225	14,957
Other accrued liabilities	18,449	17,535
Total current liabilities	144,993	158,254
Deferred revenue	34,565	37,443
Long-term debt, net of current portion	178,276	146,847
Operating lease liabilities	8,500	10,822
Other long-term liabilities	13,423	11,154
Total liabilities	379,757	364,520
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued as of December 31, 2020 and March 31, 2020, respectively	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 41,554 shares issued and outstanding as of December 31, 2020 and 39,905 as of March 31, 2020, respectively	416	399
Additional paid-in capital	526,307	505,762
Accumulated deficit	(721,161)	(703,164)
Accumulated other comprehensive income (loss)	462	(1,522)
Total stockholders’ deficit	(193,976)	(198,525)
Total liabilities and stockholders’ deficit	$185,781	$165,995
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Product	$63,021	$66,435	$153,557	$200,361
Service	31,169	32,892	93,049	98,673
Royalty	3,833	3,988	10,543	15,700
Total revenue	98,023	103,315	257,149	314,734
Cost of revenue:
Product	43,311	43,672	108,691	140,337
Service	12,433	12,567	36,593	37,972
Total cost of revenue	55,744	56,239	145,284	178,309
Gross profit	42,279	47,076	111,865	136,425
Operating expenses:
Research and development	9,589	9,325	29,983	27,058
Sales and marketing	15,294	15,421	40,019	46,101
General and administrative	11,103	10,719	32,928	43,623
Restructuring charges	200	(64)	2,837	1,020
Total operating expenses	36,186	35,401	105,767	117,802
Income from operations	6,093	11,675	6,098	18,623
Other expense, net	(698)	(611)	(1,395)	(446)
Interest expense	(7,808)	(6,425)	(21,823)	(19,079)
Net income (loss) before income taxes	(2,413)	4,639	(17,120)	(902)
Income tax provision (benefit)	256	(110)	877	471
Net income (loss)	$(2,669)	$4,749	$(17,997)	$(1,373)

Net income (loss) per share - basic	$(0.07)	$0.12	$(0.45)	$(0.04)
Net income (loss) per share - diluted	$(0.07)	$0.10	$(0.45)	$(0.04)
Weighted average shares - basic	40,927	38,134	40,374	36,828
Weighted average shares - diluted	40,927	46,567	40,374	36,828

Net income (loss)	$(2,669)	$4,749	$(17,997)	$(1,373)
Foreign currency translation adjustments, net	975	839	1,984	449
Total comprehensive income (loss)	$(1,694)	$5,588	$(16,013)	$(924)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2020	2019
Operating activities
Net loss	$(17,997)	$(1,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,898	3,119
Amortization of debt issuance costs	4,906	3,012
Long-term debt related costs	167	—
Provision for product and service inventories	4,764	4,946
Stock-based compensation	6,428	5,408
Bad debt expense	123	220
Deferred income taxes	6	242
Unrealized foreign exchange loss	1,984	479
Changes in assets and liabilities:
Accounts receivable, net	1,342	11,731
Manufacturing inventories	(7,732)	(8,915)
Service parts inventories	(4,559)	(2,881)
Accounts payable	(7,022)	7,676
Accrued restructuring charges	210	(2,876)
Accrued compensation	4,268	(2,345)
Deferred revenue	(9,727)	(17,176)
Other assets and liabilities	(1,323)	(6,233)
Net cash used in operating activities	(20,264)	(4,966)
Investing activities
Purchases of property and equipment	(4,665)	(2,327)
Business acquisition, net of cash acquired	(2,636)	—
Net cash used in investing activities	(7,301)	(2,327)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	19,400	—
Borrowings of credit facility	232,663	245,590
Repayments of credit facility	(229,847)	(241,539)
Borrowings of payment protection program	10,000	—
Payment of taxes due upon vesting of restricted stock	—	(171)
Proceeds from issuance of common stock	539	—
Net cash provided by financing activities	32,755	3,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	(3)
Net change in cash, cash equivalents and restricted cash	5,128	(3,416)
Cash, cash equivalents, and restricted cash at beginning of period	12,270	16,855
Cash, cash equivalents, and restricted cash at end of period	$17,398	$13,439
Supplemental disclosure of cash flow information
Cash paid for interest	$19,992	$15,942
Cash paid (received) for income taxes, net of refunds	$(2,464)	$155
Non-cash transactions
Purchases of property and equipment included in accounts payable	$67	$178
Purchases of property and equipment included in accrued liabilities	$1,255	$—
Transfer of inventory to property and equipment	$372	$253
Payment of litigation settlements with insurance proceeds	$—	$8,950
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$11,632	$7,542
Restricted cash, current	766	897
Restricted cash, long-term	5,000	5,000
Total cash, cash equivalents and restricted cash at the end of period	$17,398	$13,439
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2019	36,717	$368	$502,398	$(704,076)	$(1,800)	$(203,110)
Net income	—	—	—	4,749	—	4,749
Foreign currency translation adjustments, net	—	—	—	—	839	839
Shares issued under employee incentive plans, net	355	3	(4)	—	—	(1)
Warrants exercised related to long-term debt, net	2,783	28	(28)	—	—	—
Stock-based compensation	—	—	2,056	—	—	2,056
Balance, December 31, 2019	39,855	$399	$504,422	$(699,327)	$(961)	$(195,467)

Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)
Net loss	—	—	—	(2,669)	—	(2,669)
Foreign currency translation adjustments, net	—	—	—	—	975	975
Shares issued under employee incentive plans, net	453	5	(5)	—	—	—
Shares issued in connection with business acquisition	361	3	2,077	—	—	2,080
Stock-based compensation	—	—	1,878	—	—	1,878
Balance, December 31, 2020	41,554	$416	$526,307	$(721,161)	$462	$(193,976)
See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2019	36,040	$360	$499,224	$(697,954)	$(1,410)	$(199,780)
Net loss	—	—	—	(1,373)	—	(1,373)
Foreign currency translation adjustments, net	—	—	—	—	449	449
Shares issued under employee incentive plans, net	1,032	11	(182)	—		(171)
Warrants exercised related to long-term debt, net	2,783	28	(28)	—	—	—
Stock-based compensation	—	—	5,408	—	—	5,408
Balance, December 31, 2019	39,855	$399	$504,422	$(699,327)	$(961)	$(195,467)

Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	$(198,525)
Net loss	—	—	—	(17,997)	—	(17,997)
Foreign currency translation adjustments	—	—	—	—	1,984	1,984
Shares issued under employee stock purchase plan	133	2	537	—	—	539
Shares issued under employee incentive plans, net	1,155	12	(12)	—	—	—
Shares issued in connection with business acquisition	361	3	2,077	—	—	2,080
Shares surrendered for employees' tax liability upon settlement of restricted stock units	—	—	—	—	—	—
Warrants exercised related to long-term debt	—	—	11,515	—	—	11,515
Stock-based compensation	—	—	6,428	—	—	6,428
Balance, December 31, 2020	41,554	$416	$526,307	$(721,161)	$462	$(193,976)
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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2020, the results of operations and comprehensive income (loss) and changes in stockholder's deficit for the three and nine months ended December 31, 2020 and 2019, and the statement of cash flows for the nine months ended December 31, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

COVID-19 Risks and Uncertainties

Quantum is subject to risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. For many of the Company’s customers, the COVID-19 pandemic has significantly affected their business. Movie and television production has decreased significantly, professional and collegiate sports seasons have been postponed or cancelled, and many corporations and enterprises have put information technology spending on hold while they assess the short- and long-term impact of the pandemic. While the Company’s supply chain remains intact and operating, it has experienced issues related to its logistics network. The reduced capacity within and across freight lanes (aircraft, personnel, customs clearance, etc.) has caused late deliveries from re-routes and mis-shipments, as well as increased expedite and other charges to deliver and receive products. To date, the Company has experienced minimal impact on product availability, although future capacity constraints across the network due to lost capacity from factory down time, closures, as well as reduced staff and demand signal fluctuations are expected to impact product availability in the months and possibly quarters to come.

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

Common Stock

On November 25, 2020, the Company filed a shelf registration statement on Form S-3 for the issuance common stock, preferred stock, debt securities, warrants, units or rights, from time to time, in one or more offerings up to an aggregate of $200 million (the “Registration Statement”). On November 25, 2020 the Company entered into a Sales Agreement with B.Riley Securities, Inc. (“B. Riley”) and filed a prospectus supplement to the Registration Statement to establish an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock up to an aggregate of $50 million through B. Riley, as the Company’s sales agent. The Company pays B. Riley a commission equal to 3% of the gross proceeds the Company receives from sales of common stock under the ATM Program. During the three and nine months ended December 31, 2020, the Company did not issue any shares under the ATM Program. As of December 31, 2020, the Company had $50 million available for sale of common stock under the ATM Program.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending March 31, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019 [1]	2020	2019 [1]
Americas[2]
Primary storage systems	$18,755	$17,744	$42,547	$43,516
Secondary storage systems	11,124	9,465	29,117	49,761
Device and media	5,347	6,467	17,777	24,486
Service	18,913	20,628	56,907	62,563
Total revenue	54,139	54,304	146,348	180,326

EMEA
Primary storage systems	3,680	5,320	8,774	12,545
Secondary storage systems	10,113	11,297	23,081	29,273
Device and media	5,900	7,933	14,668	18,106
Service	10,339	10,063	30,380	29,115
Total revenue	30,032	34,613	76,903	89,039

APAC
Primary storage systems	1,219	2,555	3,157	5,480
Secondary storage systems	4,074	4,612	10,507	12,856
Device and media	2,809	1,042	3,929	4,338
Service	1,917	2,201	5,762	6,995
Total revenue	10,019	10,410	23,355	29,669

Consolidated
Primary storage systems	23,654	25,619	54,478	61,541
Secondary storage systems	25,311	25,374	62,705	91,890
Device and media	14,056	15,442	36,374	46,930
Service	31,169	32,892	93,049	98,673
Royalty[3]	3,833	3,988	10,543	15,700
Total revenue	$98,023	$103,315	$257,149	$314,734

1 Primary and Secondary storage system revenue has been adjusted for December 31, 2019 due to certain reclassifications from Primary to Secondary storage systems.
2 Revenue for Americas geographic region outside of the United States is not significant.
3 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the nine months ended December 31, 2020 (in thousands):

December 31, 2020
Contract liabilities (deferred revenue)	$110,007
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	69,355

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

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2020	$89,655	$37,169	$126,824

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: INVENTORIES
Manufacturing and service inventories consist of the following (in thousands):

Manufacturing inventories

	December 31, 2020	March 31, 2020
Finished goods:
Manufactured finished goods	$15,578	$15,790
Distributor inventory	237	504
Total finished goods	15,815	16,294
Work in progress	2,315	1,001
Raw materials	15,724	11,901
Total manufacturing inventories	$33,854	$29,196

Service parts inventories

	December 31, 2020	March 31, 2020
Finished goods	$17,707	$15,845
Component parts	5,291	4,657
Total service parts inventories	$22,998	$20,502

NOTE 4: BUSINESS COMBINATION

On December 12, 2020 (the “Close Date”), the Company entered into a Stock Purchase Agreement (the “SPA”) to acquire all of the issued and outstanding shares of Square Box Systems Limited (“SBS”). The acquisition builds on Quantum's recently expanded portfolio that classifies, manages, and protects data across its lifecycle by adding technology advancements to further enrich video, digital images and other forms of unstructured data. The purchase price of approximately $7.7 million was comprised of (a) $2.6 million cash (net of cash acquired); (b) approximately 0.4 million shares of the Company’s common stock, with a fair value of $2.1 million; (c) $2.0 million cash payable at the first anniversary of the Closing date; and (d) $1.0 million cash payable at the second anniversary of the Closing Date.

The purchase price was allocated to tangible assets of approximately $0.8 million, intangible assets of approximately $5.6 million based on their fair values on the acquisition date, liabilities of approximately $1.0 million, and a net deferred tax liability of $1.1 million. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was approximately $3.4 million, which has been recorded as goodwill.

The historical results of operations for SBS were not significant to the Company's consolidated results of operations for the periods presented. Certain estimated values for the acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes intangible assets related to the SBS acquisition as of December 31, 2020:

	Three and Nine Months Ended December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,700	$(81)	$4,619
Customer lists	900	(16)	884
Intangible assets, net	$5,600	$(97)	$5,503

Intangible assets amortization expense for the three and nine months ended December 31, 2020 was $0.1 million. As of December 31, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 3.0 years.

As of December 31, 2020, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2021	$465
2022	1,867
2023	1,867
2024	1,304
2025	—
Thereafter	—
Total	$5,503

NOTE 5: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Senior Secured Term Loan	$185,208	$165,208
Amended PNC Credit Facility	5,960	2,620
Paycheck Protection Program Loan	10,000	—
Less: current portion	(1,850)	(7,321)
Less: unamortized debt issuance costs (1)	(21,042)	(13,660)
Long-term debt, net	$178,276	$146,847
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

On December 10, 2020, the Company amended the Senior Secured Term Loan agreement to, among other things, allow the SBS acquisition.

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

On December 10, 2020, the Company amended the Amended PNC Credit Facility to, among other things, allow the
SBS acquisition. The amendment added a covenant requiring the Company to maintain at least $30.0 million average liquidity (the “Average Liquidity Requirement”), as defined in the Amended PNC Credit Facility, for the preceding thirty days measured as of the last day of each month. If the Average Liquidity Requirement has not been satisfied during the period prior to the payment of the SBS Deferred Purchase Price, a reserve will be established to reduce borrowings availability under the Amended PNC Credit Facility in an amount equal to (a) $2.0 million during the period from the amendment date through the first anniversary of the amendment, and, (b) $1.0 million during the period from the first anniversary of the amendment through the second anniversary of the amendment

Registration Rights Agreement

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

As of December 31, 2020, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.0% and 7.8%, respectively. As of December 31, 2020, the Amended PNC Credit Facility had a borrowing base of $27.0 million, of which $19.2 million was available at that date.

As of December 31, 2020, the Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility. This balance is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of December 31, 2020.

Paycheck Protection Program

On April 13, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan bears interest at a fixed rate of 1% per annum. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. The Company used the proceeds from the PPP Loan for qualifying expenses as defined in the PPP Loan and has applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP Loan will be forgiven partially or in full.

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	December 31, 2020	March 31, 2020
Operating lease right-of-use asset	$10,096	$12,689

Other accrued liabilities	2,806	3,065
Operating lease liability	8,500	10,822
Total operating lease liabilities	$11,306	$13,887

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31, 2020		Nine Months Ended December 31,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$1,018	$1,259	$3,688	$3,835
Variable lease cost	198	109	620	321
Short-term lease cost	37	58	129	89
Total lease cost	$1,253	$1,426	$4,437	$4,245

Maturity of Lease Liabilities	Operating Leases
For the fiscal year ended March 31,
2021, excluding the nine months ended December 31, 2020	$1,051
2022	3,863
2023	2,799
2024	2,630
2025	2,330
Thereafter	2,948
Total lease payments	$15,621
Less: imputed interest	(4,315)
Present value of lease liabilities	$11,306

Lease Term and Discount Rate	December 31, 2020	March 31, 2020
Weighted average remaining operating lease term (years)	4.66	4.99
Weighted average discount rate for operating leases	13.97%	13.91%

Operating cash outflows related to operating leases totaled $4.4 million and $3.4 million for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 7: RESTRUCTURING CHARGES
Costs accrued related to restructuring are classified within accrued liabilities on the condensed consolidated balance sheets. The following table summarizes the restructuring activities for the nine months ended December 31, 2020 and 2019 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2020	$—	$—	$—
Restructuring costs	2,837	—	2,837
Cash payments	(2,627)	—	(2,627)
Balance as of December 31, 2020	$210	$—	$210

Balance as of March 31, 2019	$—	$2,876	$2,876
Restructuring costs	—	—	—
Adjustments to prior estimates	—	1,020	1,020
Cash payments	—	(3,659)	(3,659)
Other non-cash		63	63
Balance as of December 31, 2019	$—	$300	$300

NOTE 8: NET INCOME (LOSS) PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, stock options and warrants were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended December 31, 2020		Nine Months Ended December 31,
2020	2019	2020	2019
8,311	—	7,557	7,385

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

For the three and nine months ended December 31, 2020, there were 1.5 million and 0.4 million contingently issuable market based and performance based restricted stock units, respectively, excluded from the calculation of diluted net income (loss) per share, as their market and performance conditions had not yet been achieved. These shares will be earned based on the Company’s achievement of certain average stock price and performance targets in addition to a time-based vesting period.

NOTE 9: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2020 was -10.6% and -5.1%, respectively as compared to -2.7% and -52.2% in the three and nine months ended December 31, 2019, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2020, including interest and penalties, the Company had $110.4 million of unrecognized tax benefits, $92.1 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2020, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2020, $103.6 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $6.8 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $9.2 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2020, the Company had issued non-cancelable commitments for $18.9 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July, 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos.

7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending decision in Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are invalid under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” As of now, the case pending against Quantum in the Northern District of California remains stayed. The Court in the Northern District of California has scheduled a Case Management Conference for March 29, 2021 and will decide at that point whether to keep the stay in place pending further developments in the Delaware Action or lift the stay and set a schedule for discovery and other proceedings. The Company believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum did not meet those performance objectives but hid that by improperly recognizing revenue in fiscal 2015, with the alleged objective of entrenching Messrs. Gacek and Auvil and then-current management. Mr. Gacek resigned from the board effective May 1, 2017 and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and SEC investigation, the settlement of which we previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). Based on these allegations, the complaint asserts putative claims for intentional misrepresentation/fraud in the inducement, intentional misrepresentation/fraud and negligent misrepresentation against Quantum, Gacek and Auvil, false promise/promissory fraud and unjust enrichment against Quantum and breach of fiduciary duty against Gacek and Auvil. Starboard is demanding a jury trial, and seeks unspecified damages including punitive damages, an award of rescission or rescissory damages, and award of restitution in an amount necessary to compensate for the alleged unjust enrichment of Quantum, attorney fees and costs and other relief deemed just or appropriate by the court. On September 14, 2020, all defendants filed a joint motion to dismiss this action on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. On November 19, 2020, Starboard filed a first amended complaint, in which Quantum was not named as a defendant and therefore, in effect Quantum has been dismissed from the action and is no longer a party. The first amended complaint reasserts with only minor modifications the existing claims against Messrs. Gacek and Auvil, and adds a new claim against Messrs. Gacek and Auvil, alleging that they aided and abetted Quantum in committing a fraud on plaintiffs by intentionally or recklessly misrepresenting its financial performance and concealing the misstatements to allow the alleged fraud to continue. The amended complaint seeks no relief from Quantum. However, Quantum expects to continue to incur expenses related to this litigation, subject to potential offset from insurance. At this time, the Company is unable to estimate the range of possible outcomes with respect to this matter.

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

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairments charges were recognized for non-financial assets in the nine months ended December 31, 2020 and 2019. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of December 31, 2020 and 2019. The fair value has been classified as Level 2 within the fair value hierarchy.

	December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan	$185,208	$188,471	$163,350	$159,054
Amended PNC Credit Facility	5,960	5,812	5,289	3,880

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
We earn our revenue from the sale of products and services through our channel partners and our sales force. Our products are sold under both the Quantum brand name and the names of various OEM providers. Our portfolio of solutions includes:
•CatDV Asset Management Software—An agile asset management and workflow automation platform that helps organizations with large amounts of video and digital image content to communicate and collaborate more effectively.
•StorNext high performance file system—We offer a line of products designed for the highest speed ingest, processing, and analysis of video and other forms of unstructured data. Powered by the StorNext file system software and data management platform, this product line includes new NVMe flash storage servers (F-series) and hybrid SSD/HDD storage arrays.
•Quantum All - Terrain File System (ATFS)—An easy to deploy, easy to use network attached storage (“NAS”) platform with integrated data classification.
•ActiveScale Object Storage—We also sell massively scalable object storage systems used to preserve and protect data with high levels of data durability.

•Tape Storage—We provide low cost, secure storage systems for long term archiving and ransomware protection. We provide both the storage systems and sell tape media under the Quantum brand.
•Video Surveillance Systems—We offer a broad portfolio of solutions designed for video surveillance and physical security, including network video recording servers (NVRs), hyperconverged (HCI) storage servers to host multiple physical security workloads, GPU-based analytics servers, and file and object storage systems for large scale surveillance archives.
•Backup Storage Systems—We offer high-performance, scalable storage for backup and multi-site disaster recovery.
•Quantum Services—We offer a full line of services including managed services and Storage-as-a-Service offerings, as well as maintenance, implementation, training and consulting services.

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

Adjusted EBITDA is a non-U.S. GAAP financial measure defined by us as net loss before interest expense (net), provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring charges, long-term debt related costs, costs related to the financial restatement and related activities described in our Annual Report on Form 10-K for the year ended March 31, 2020, and other non-recurring expenses.

Adjusted Net Income (Loss) is a non-U.S. GAAP financial measure defined by us as net loss before restructuring charges, stock-based compensation expense, long-term debt related costs, business acquisition costs, costs related to the financial restatement and related activities described in the Annual Report on Form 10-K for the year ended March 31, 2020 and other non-recurring (income) expenses. The Company calculates Adjusted Net Income (Loss) per Basic and Diluted share using the Company’s above-referenced definition of Adjusted Net Income (Loss).

The Company considers other non-recurring expenses to be expenses that have not been incurred within the prior two years and are not expected to recur within the next two years. Such expenses include certain strategic and financial restructuring expenses.

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

•Adjusted EBITDA does not reflect: (1) interest and tax payments that may represent a reduction in cash available to us; (2) capital expenditures, future requirements for capital expenditures or contractual commitments; (3) changes in, or cash requirements for, working capital needs; (4) the potentially dilutive impact of stock-based compensation expense; (5) potential future costs related to our long-term debt; (6) potential future restructuring expenses; (7) potential future costs related to business acquisitions; or (8) potential future costs related to our financial statement restatement and other related activities;

•Adjusted Net Income (Loss) does not reflect: (1) potential future restructuring activities; (2) the potentially dilutive impact of stock-based compensation expense; (3) potential future costs related to our long-term debt; (4) potential future costs related to business acquisitions; (5) potential future costs related to our financial statement restatement and other related activities; and

•Other companies, including companies in our industry, may calculate Adjusted EBITDA, Adjusted Net Income (Loss) or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted Net Income (Loss) along with other U.S. GAAP-based financial performance measures, including various cash flow metrics and our U.S. GAAP financial results.

The following is a reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP financial measure, Net Loss (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income (loss)	$(2,669)	$4,749	$(17,997)	$(1,373)
Interest expense	7,808	6,425	21,823	19,079
Provision for income taxes	256	(110)	877	471
Depreciation and amortization expense	1,347	1,081	3,898	3,119
Stock-based compensation expense	1,878	2,056	6,428	5,408
Long-term debt related costs	208	—	1,377	—
Acquisition related costs	393	—	393	—
Restructuring charges	200	(64)	2,837	1,020
Cost related to financial restatement and related activities	—	564	—	12,743
Adjusted EBITDA	$9,421	$14,701	$19,636	$40,467

The following is a reconciliation of Adjusted Net Income (Loss) to the most comparable U.S. GAAP financial measure, Net Income (Loss) (in thousands):
	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income ( loss)	$(2,669)	$4,749	$(17,997)	$(1,373)
Restructuring charges	200	(64)	2,837	1,020
Stock-based compensation	1,878	2,056	6,428	5,408
Long-term debt related costs	208	—	1,377	—
Acquisition related costs	393	—	393	—
Cost related to financial restatement and related activities	—	564	—	12,743
Adjusted net income (loss)	$10	$7,305	$(6,962)	$17,798
Adjusted net income (loss) per share:
Basic	$0.00	$0.19	$(0.17)	$0.48
Diluted	$0.00	$0.16	$(0.15)	$0.40
Weighted average shares outstanding:
Basic	40,927	38,134	40,374	36,828
Diluted	49,238	46,567	47,931	44,213

RESULTS OF OPERATIONS

	Three Months Ended December 31, 2020		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Total revenue	$98,023	$103,315	$257,149	$314,734
Total cost of revenue (1)	55,744	56,239	145,284	178,309
Gross profit	42,279	47,076	111,865	136,425
Operating expenses
Research and development (1)	9,589	9,325	29,983	27,058
Sales and marketing (1)	15,294	15,421	40,019	46,101
General and administrative (1)	11,103	10,719	32,928	43,623
Restructuring charges	200	(64)	2,837	1,020
Total operating expenses	36,186	35,401	105,767	117,802
Income from operations	6,093	11,675	6,098	18,623
Other income (expense)	(698)	(611)	(1,395)	(446)
Interest expense	(7,808)	(6,425)	(21,823)	(19,079)
Loss before income taxes	(2,413)	4,639	(17,120)	(902)
Income tax provision	256	(110)	877	471
Net loss	$(2,669)	$4,749	$(17,997)	$(1,373)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$172	$162	$569	$335
Research and development	186	480	1,249	745
Sales and marketing	474	300	1,306	708
General and administrative	1,046	1,114	3,304	3,620
Total	$1,878	$2,056	$6,428	$5,408

Comparison of the Three Months Ended December 31, 2020 and 2019
Revenue

	Three Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019 [1]	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$23,654	24%	$25,619	24%	$(1,965)	(8)%
Secondary storage systems	25,311	26	25,374	25	(63)	—
Devices and media	14,056	14	15,442	15	(1,386)	(9)
Total product revenue	$63,021	64%	$66,435	64%	$(3,414)	(5)
Service revenue	31,169	32	32,892	32	(1,723)	(5)
Royalty revenue	3,833	4	3,988	4	(155)	(4)
Total revenue	$98,023	100%	$103,315	100%	$(5,292)	(5)

1 Primary and Secondary storage system revenue has been adjusted for the three months ended December 31, 2019 due to certain reclassifications from Primary to Secondary storage systems.

Product revenue

In the three months ended December 31, 2020, product revenue decreased $3.4 million, or 5%, as compared to the same period in 2019. Primary storage systems represented $2.0 million of the decrease, driven by a decrease in sales to the US federal government due to related purchasing activity. Devices and media represented $1.4 million of the decrease, driven by a lower volume of LTO media sold through our high-volume channel partners. The prior year included a spike in volume as supply issues were resolved between two major vendors in the market.
Service revenue
We offer a broad range of services including maintenance, implementation and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue decreased 5% in the three months ended December 31, 2020 compared to the same period in 2019 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.2 million, or 4%, in the three months ended December 31, 2020 compared to the same period in 2019 due to lower overall market volume.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2020	Gross margin %	2019	Gross margin %	$ Change	Basis point change
Product gross profit	$19,709	31.3%	$22,763	34.3%	$(3,054)	(300)
Service gross profit	18,737	60.1	20,325	61.8	(1,588)	(170)
Royalty gross profit	3,833	100.0	3,988	100.0	(155)	—
Gross profit	$42,279	43.1%	$47,076	45.6%	$(4,797)	(250)

Product Gross Margin
Product gross margin decreased 300 basis points for the three months ended December 31, 2020, as compared with the same period in 2019. This decrease was due primarily to a less favorable mix of enterprise products sold, along with a relatively flat operations departmental expense.
Service Gross Margin
Service gross margin decreased 170 basis points for the three months ended December 31, 2020, as compared with the same period in 2019. This decrease was primarily the effect of lower service revenue on a relatively flat expense profile
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Research and development	$9,589	9.8%	$9,325	9.0%	$264	3%
Sales and marketing	15,294	15.6	15,421	14.9	(127)	(1)
General and administrative	11,103	11.3	10,719	10.4	384	4
Restructuring charges	200	0.2	(64)	(0.1)	264	(413)
Total operating expenses	$36,186	36.9%	$35,401	34.3%	$785	2
In the three months ended December 31, 2020, research and development expense increased $0.3 million, or 3%, as compared with the same period in 2019. This increase was due in part to an increase in personnel costs due to increased headcount focused on new product development.
In the three months ended December 31, 2020, sales and marketing expenses decreased $0.1 million, or 1%, as compared with the same period in 2019. This decrease was largely driven by suspended travel and entertainment expense due to current COVID-19 related restrictions.
In the three months ended December 31, 2020, general and administrative expenses increased $0.4 million, or 4% as compared with the same period in 2019. This increase was due primarily to increased legal and other expenses related to our long-term debt amendments and business acquisition related activities.
In the three months ended December 31, 2020, restructuring expenses increased $0.3 million, or 413% as compared with the same period in 2019. The increase was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure.

Other Income (Expense)

	Three Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Other income (expense)	$(698)	(1)%	$(611)	(1)%	$(87)	(14)%
Interest expense	(7,808)	(8)	(6,425)	6	(1,383)	22

Other income (expense), net during the three months ended December 31, 2020 and 2019 were related primarily to fluctuations in foreign currency exchange rates.

In the three months ended December 31, 2020, interest expense increased $1.4 million, or 22%, as compared with the same period in 2019 due primarily to a higher principal balance.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Income tax provision	$256	1%	$(110)	—%	$366	(333)%

The income tax provision for the three months ended December 31, 2020 and 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal.

Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2020 and 2019
Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019 [1]	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$54,478	21%	$61,541	20%	$(7,063)	(11)%
Secondary storage systems	62,705	24	91,890	29	(29,185)	(32)
Devices and media	36,374	14	46,930	15	(10,556)	(22)
Total product revenue	$153,557	60%	$200,361	64%	$(46,804)	(23)
Service revenue	93,049	36	98,673	31	(5,624)	(6)
Royalty revenue	10,543	4	15,700	5	(5,157)	(33)
Total revenue	$257,149	100%	$314,734	100%	$(57,585)	(18)

1 Primary and Secondary storage system revenue has been adjusted for the six months ended December 31, 2019 due to certain reclassifications from Primary to Secondary storage systems.

Product revenue
In the nine months ended December 31, 2020, product revenue decreased $46.8 million, or 23%, as compared to the same period in 2019. Secondary storage systems represented $29.2 million of the decrease, driven primarily by fluctuating purchase cycles with our hyperscale customers in addition to the impact of decreased purchasing due to COVID-19. Devices and media represented $10.6 million of the decrease, driven by lower volume of LTO media sold through our high-volume channel partners. The prior year included a spike in volume as supply issues were resolved between two major vendors in the market. Primary storage systems represented $7.1 million of the decrease, driven by declines in the media and entertainment industry as a result of the COVID-19 pandemic.
Service revenue
We offer a broad range of services including maintenance, implementation, and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue decreased $5.6 million, or 6% in the nine months ended December 31, 2020 compared to the same period in 2019 due to a combination of reduced new customer installations and reduced support renewals from our legacy customers.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $5.2 million, or 33%, in the nine months ended December 31, 2020 compared to the same period in 2019 due to lower overall market volume.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2020	Gross margin %	2019	Gross margin %	$ Change	Basis point change
Product gross profit	$44,866	29.2%	$60,024	30.0%	$(15,158)	(80)
Service gross profit	56,456	60.7	60,701	61.5	(4,245)	(80)
Royalty gross profit	10,543	100.0	15,700	100.0	(5,157)	—
Gross profit	$111,865	43.5%	$136,425	43.3%	$(24,560)	20

Product Gross Margin
Product gross margin decreased 70 basis points for the nine months ended December 31, 2020, as compared with the same period in 2019. This decrease was primarily the result of a less favorable product mix to our enterprise customers.
Service Gross Margin
Service gross margin decreased 80 basis points for the nine months ended December 31, 2020, as compared with the same period in 2019. This decrease was due primarily to total service revenue decreases of 6% with relatively flat corresponding departmental expense.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Nine Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Research and development	$29,983	11.6%	$27,058	8.6%	$2,925	11%
Sales and marketing	40,019	15.6	46,101	14.6	(6,082)	(13)
General and administrative	32,928	12.8	43,623	13.9	(10,695)	(25)
Restructuring charges	2,837	1.1	1,020	0.3	1,817	178
Total operating expenses	$105,767	41.1%	$117,802	37.4%	$(12,035)	(10)

In the nine months ended December 31, 2020, research and development expense increased $2.9 million, or 11%, as compared with the same period in 2019. This increase was due in part to an increase in personnel costs due to increased headcount focused on new product development.
In the nine months ended December 31, 2020, sales and marketing expenses decreased $6.1 million, or 13%, as compared with the same period in 2019. This decrease was due primarily to a decrease in personnel costs due to lower headcount, a decrease in marketing programs and professional services costs, and suspended travel and entertainment expense due to current COVID-19 related restrictions.
In the nine months ended December 31, 2020, general and administrative expenses decreased $10.7 million, or 25% as compared with the same period in 2019. This decrease was due primarily to higher costs in 2019 related to the financial restatement and related activities.
In the nine months ended December 31, 2020, restructuring expenses increased $1.8 million, or 178% as compared with the same period in 2019. The increase was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure.

Other Income (Expense)

	Nine Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Other income (expense)	$(1,395)	(1)%	$(446)	—%	$(949)	(213)%
Interest expense	(21,823)	(8)	(19,079)	6	(2,744)	14

Other income (expense), net during the nine months ended December 31, 2020 and 2019 were related primarily to fluctuations in foreign currency exchange rates.

In the nine months ended December 31, 2020, interest expense increased $2.7 million, or 14%, as compared with the same period in 2019 due primarily to a higher principal balance.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2020	% of revenue	2019	% of revenue	$ Change	% Change
Income tax provision	$877	—%	$471	—%	$406	86%

The income tax provision for the nine months ended December 31, 2020 and 2019 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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
We had cash and cash equivalents of $11.6 million as of December 31, 2020, compared to $6.4 million as of March 31, 2020. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below), and $0.8 million of short-term restricted cash.

Our outstanding long-term debt amounted to $178.3 million as of December 31, 2020, net of $21.0 million in unamortized debt issuance costs and $1.9 million in current portion of long-term debt, and $146.8 million as of March 31, 2020, net of $13.7 million in unamortized debt issuance costs and $7.3 million in current portion of long-term debt. Included in long-term debt as of December 31, 2020 is $10.0 million borrowed under the Paycheck Protection Program which was included in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As of

December 31, 2020, we had $19.2 million of borrowing availability on our Amended PNC Credit Facility (subject to change based on certain financial metrics). See “—Debt Profile and Covenants” and “—Contractual Obligations” below for further information about our outstanding debt.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(Dollars in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(20,264)	$(4,966)
Investing activities	(7,301)	(2,327)
Financing activities	32,755	3,880
Effect of exchange rate changes	(62)	(3)
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,128	$(3,416)

Cash Used In Operating Activities

Net cash used in operating activities was $20.3 million for the nine months ended December 31, 2020. This use of cash is primarily attributable to changes in working capital of $26.3 million driven by the increase in manufacturing and service inventory of $12.3 million, a decrease in deferred revenue of $9.7 million, and a decrease in accounts payable of $5.0 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

Net cash used in operating activities was $5.0 million for the nine months ended December 31, 2019 which is primarily attributable to a decrease of $17.1 million in deferred revenue related to the timing of service contract renewals which are historically more heavily weighted to our third and fourth fiscal quarters, a decrease in manufacturing and service inventory of $11.7 million and a decrease in accounts receivable of $11.7 million, partially offset by an increase in accounts payable of $7.6 million.

Cash Used in Investing Activities

Net cash used in investing activities was $7.3 million in the nine months ended December 31, 2020, which included approximately $3.1 million related to the Square Box Systems acquisition and capital expenditures. Net cash used in investing activities in the nine months ended December 31, 2019 consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $32.8 million in the nine months ended December 31, 2020 which included Senior Secured Term Loan borrowings of $19.4 million (net of lender fees of $0.6 million), $10.0 million in borrowings under the Paycheck Protection Program and the net pay-down of our Amended PNC Credit Facility.

Net cash provided by financing activities was $3.9 million in the nine months ended December 31, 2019 related primarily to borrowings under our credit facility.

Debt Profile and Covenants

PNC Credit Facility

We are party to the Amended PNC Credit Agreement, a senior secured revolving credit facility in an available principal amount equal to the lesser of (i) $45.0 million and (ii) the “borrowing base” (as defined under the Amended PNC Credit Agreement). The Amended PNC Credit Facility had a borrowing base of $27.0 million as of December 31, 2020, $19.2 million of which was available to us at that date.

On June 16, 2020, we entered into an amendment to the Amended PNC Credit Facility. The amendment, among other things, waived compliance with the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, minimum average liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, added a financial covenant that requires a minimum monthly average undrawn availability level of $7.0 million for the period from June 30, 2020 through and including May 31, 2021, added a financial covenant that requires a minimum liquidity of not less than $10.0 million at the end of each quarter, beginning with the quarter ending June 30, 2021 and amended the covenant levels for the total net leverage ratio, total leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021. The Amended PNC Credit Facility continues to include a covenant that requires a minimum of $5.0 million of PNC qualified cash at all times. On December 10, 2020, we amended the Amended PNC Credit Facility to, among other things, allow the SBS acquisition. The amendment added a covenant requiring the us to maintain at least $30.0 million average liquidity (the “Average Liquidity Requirement”), as defined in the Amended PNC Credit Facility, for the preceding thirty days measured as of the last day of each month. If the Average Liquidity Requirement has not been satisfied during the period prior to the payment of the deferred payments related to the Square Box Systems acquisition, a reserve will be established to reduce borrowings availability under the Amended PNC Credit Facility in an amount equal to (a) $2.0 million during the period from the amendment date through the first anniversary of the amendment, and, (b) $1.0 million during the period from the first anniversary of the amendment through the second anniversary of the amendment

Senior Secured Term Loan

We are also party to a senior secured term loan facility in an aggregate principal amount of $185.2 million as of December 31, 2020 (the “Senior Secured Term Loan” and together with the Amended PNC Credit Agreement, the “Credit Agreements”). The Senior Secured Term Loan initially provided for borrowings of $165.0 million. The proceeds of the Senior Secured Term Loan were used to repay our previously outstanding long-term debt and fund our working capital requirements.

On June 16, 2020, we entered into an amendment to the Senior Secured Term Loan (the "June 2020 Term Loan Amendment"). The amendment provides an additional borrowing of $20.0 million which was immediately drawn in full. The amendment, among other things, waived compliance with the total net leverage ratio, fixed charge coverage ratio, minimum liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, added a financial covenant that requires a minimum monthly average undrawn availability of $7.0 million under the Amended PNC Credit Facility during the period from June 30, 2020 through and including May 31, 2021 and amended the covenant levels for the total net leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021. On December 10, 2020, we amended the Senior Secured Term Loan to, among other things, allow the SBS acquisition.

Paycheck Protection Program

On April 13, 2020, we entered into a Paycheck Protection Program (the “PPP”) Term Loan (the “PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act ). The PPP Loan bears interest at a fixed rate of 1% per annum. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. We used the proceeds from the PPP Loan for qualifying expenses as defined in the PPP Loan and has applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, we cannot assure at this time that the PPP Loan will be forgiven partially or in full.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Stock Purchase Agreement between Quantum Corporation and the securityholders of Square Box Systems Limited, a company incorporated in England and Wales, dated December 12, 2020.	8-K	12/14/2020	2.1
4.1	Registration Rights Agreement between Quantum Corporation and the securityholders of Square Box Systems Limited, a company incorporated in England and Wales, dated December 12, 2020.	8-K	12/14/2020	4.1
10.1	Sales Agreement, dated November 25, 2020 by and between Quantum Corporation and B. Riley Securities, Inc.	8-K	11/25/2020	10.1
10.2	Amendment No. 5 to Term Loan Credit and Security Agreement, dated as of December 10, 2020, among the Company, Quantum LTO Holdings, LLC, and the lenders party thereto.	8-K	12/14/2020	10.1
10.3	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of December 10, 2020, among the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and PNC Bank, National Association, as administrative agent for such lenders.	8-K	12/14/2020	10.2
10.4	Quantum Corporation Severance Benefit Plan and Summary Plan Description dated January 29, 2018				X
10.5	Quantum Employee Release of Claims dated November 4, 2020				X
23.1	Consent of Armanino LLP, independent registered public accounting firm.	S-3	11/25/2020	23.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

January 27, 2021	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)