Form 10-Q
period 2021-06-30
QUANTUM CORP /DE/
filed 2021-08-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of the close of business on August 5, 2021, there were 58,212,717 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,102	$27,430
Restricted cash	542	707
Accounts receivable, net of allowance for doubtful accounts of $422 and $406	57,895	73,102
Manufacturing inventories	27,672	24,467
Service parts inventories	23,532	23,421
Other current assets	11,953	6,939
Total current assets	140,696	156,066
Property and equipment, net	9,068	10,051
Intangible assets, net	4,572	5,037
Goodwill	3,466	3,466
Restricted cash	5,000	5,000
Right-of-use assets, net	8,565	9,383
Other long-term assets	6,813	5,921
Total assets	$178,180	$194,924
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,946	$35,245
Deferred revenue	78,332	84,027
Accrued restructuring charges	126	580
Long-term debt, current portion	11,850	1,850
Accrued compensation	14,362	19,214
Other accrued liabilities	16,630	18,174
Total current liabilities	153,246	159,090
Deferred revenue	35,514	36,126
Long-term debt, net of current portion	81,305	90,890
Operating lease liabilities	7,282	8,005
Other long-term liabilities	13,763	13,058
Total liabilities	291,110	307,169
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 57,280 and 56,915 shares issued and outstanding	573	570
Additional paid-in capital	629,862	626,664
Accumulated deficit	(742,776)	(738,623)
Accumulated other comprehensive loss	(589)	(856)
Total stockholders’ deficit	(112,930)	(112,245)
Total liabilities and stockholders’ deficit	$178,180	$194,924
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2021	2020
Revenue:
Product	$52,131	$39,687
Service	32,831	30,386
Royalty	4,137	3,232
Total revenue	89,099	73,305
Cost of revenue:
Product	38,741	30,382
Service	13,080	12,071
Total cost of revenue	51,821	42,453
Gross profit	37,278	30,852
Operating expenses:
Research and development	11,291	10,162
Sales and marketing	13,952	11,570
General and administrative	11,825	11,563
Restructuring charges	266	1,052
Total operating expenses	37,334	34,347
Loss from operations	(56)	(3,495)
Other expense, net	(198)	(385)
Interest expense	(3,886)	(6,437)
Net loss before income taxes	(4,140)	(10,317)
Income tax provision	13	419
Net loss	$(4,153)	$(10,736)

Net loss per share - basic and diluted	$(0.07)	$(0.27)
Weighted average shares - basic and diluted	57,129	39,905

Net loss	$(4,153)	$(10,736)
Foreign currency translation adjustments, net	267	287
Total comprehensive loss	$(3,886)	$(10,449)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(4,153)	$(10,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,809	1,286
Amortization of debt issuance costs	1,004	1,124
Long-term debt related costs	—	167
Provision for product and service inventories	976	1,629
Stock-based compensation	3,201	1,958
Deferred income taxes	(68)	13
Unrealized foreign exchange loss	394	482
Changes in assets and liabilities:
Accounts receivable, net	15,207	20,993
Manufacturing inventories	(3,769)	(1,745)
Service parts inventories	(588)	(1,399)
Accounts payable	(3,178)	(9,967)
Accrued restructuring charges	(454)	458
Accrued compensation	(4,852)	(864)
Deferred revenue	(6,306)	(8,188)
Other assets and liabilities	(6,089)	(4,198)
Net cash used in operating activities	(6,866)	(8,987)
Investing activities
Purchases of property and equipment	(1,150)	(484)
Net cash used in investing activities	(1,150)	(484)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	19,400
Repayments of long-term debt	(463)	—
Borrowings of credit facility	56,544	78,582
Repayments of credit facility	(56,544)	(81,653)
Borrowings of payment protection program	—	10,000
Net cash provided by (used) in financing activities	(463)	26,329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(16)
Net change in cash, cash equivalents and restricted cash	(8,493)	16,842
Cash, cash equivalents, and restricted cash at beginning of period	33,137	12,270
Cash, cash equivalents, and restricted cash at end of period	$24,644	$29,112
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$19,102	$23,307
Restricted cash, current	542	805
Restricted cash, long-term	5,000	5,000
Cash, cash equivalents and restricted cash at the end of period	$24,644	$29,112
Supplemental disclosure of cash flow information
Cash paid for interest	$2,860	$8,445
Cash paid (received) for income taxes, net	$294	$(1,964)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$146	$262
Purchases of property and equipment included in accrued liabilities	$—	$1,315
Transfer of inventory to property and equipment	$65	$159
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	(198,525)
Net loss	—	—	—	(10,736)	—	(10,736)
Foreign currency translation adjustments, net	—	—	—	—	287	287
Warrants issued related to long-term debt, net	—	—	11,348	—	—	11,348
Warrants issued to consultants	—	—	167	—	—	167
Stock-based compensation	—	—	1,958	—	—	1,958
Balance, June 30, 2020	39,905	$399	$519,235	$(713,900)	$(1,235)	$(195,501)

Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(4,153)	—	(4,153)
Foreign currency translation adjustments, net	—	—	—	—	267	267
Shares issued under employee incentive plans, net	365	3	(3)	—	—	—
Stock-based compensation	—	—	3,201	—	—	3,201
Balance, June 30, 2021	57,280	$573	$629,862	$(742,776)	$(589)	$(112,930)
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2021, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three months ended June 30, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that may result from the pandemic.

Recent Accounting Pronouncements

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

Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended June 30,
	2021	2020
Americas[1]
Primary storage systems	$7,194	$6,859
Secondary storage systems	16,712	8,676
Device and media	6,521	6,362
Service	20,193	18,595
Total revenue	50,620	40,492

EMEA
Primary storage systems	2,777	2,296
Secondary storage systems	7,760	6,616
Device and media	5,381	4,022
Service	10,813	9,815
Total revenue	26,731	22,749

APAC
Primary storage systems	1,341	1,059
Secondary storage systems	3,733	3,200
Device and media	712	597
Service	1,825	1,976
Total revenue	7,611	6,832

Consolidated
Primary storage systems	11,312	10,214
Secondary storage systems	28,205	18,492
Device and media	12,614	10,981
Service	32,831	30,386
Royalty[2]	4,137	3,232
Total revenue	$89,099	$73,305

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2021 (in thousands):

June 30, 2021
Contract liabilities (deferred revenue)	$113,846
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	29,704

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2021	$112,462	$37,846	$150,308

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	June 30, 2021	March 31, 2021
Finished goods:
Manufactured finished goods	$12,948	$12,452
Distributor inventory	255	238
Total finished goods	13,203	12,690
Work in progress	2,419	2,074
Raw materials	12,050	9,703
Total manufacturing inventories	$27,672	$24,467

Service parts inventories

	June 30, 2021	March 31, 2021
Finished goods	$18,195	$18,773
Component parts	5,337	4,648
Total service parts inventories	$23,532	$23,421

Intangibles, net

	June 30, 2021			March 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$4,700	$(863)	$3,837	$4,700	$(473)	$4,227
Customer lists	900	(165)	735	900	(90)	810
Intangible assets, net	$5,600	$(1,028)	$4,572	$5,600	$(563)	$5,037

Intangible assets amortization expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0, respectively. As of June 30, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 2.5 years.

As of June 30, 2021, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2022	1,402
2023	1,867
2024	1,303
Thereafter	—
Total	$4,572

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Senior Secured Term Loan	$91,963	$92,426
Paycheck Protection Program Loan	10,000	10,000
Less: current portion	(11,850)	(1,850)
Less: unamortized debt issuance costs (1)	(8,808)	(9,686)
Long-term debt, net	$81,305	$90,890
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the Amended PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

Senior Secured Term Loan and Amended PNC Credit Facility

On December 27, 2018, the Company entered into a senior secured term loan of $150.0 million with U.S. Bank, National Association (“U.S. Bank”), drawn on the Closing Date, and a senior secured delayed draw term loan of $15.0 million (“Senior Secured Term Loan”) which was drawn in January 2019. In connection with the Senior Secured Term Loan, the Company amended its existing PNC Credit Facility (the “Amended PNC Credit Facility”) providing for borrowings up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement. Borrowings under the Senior Secured Term Loan and Amended PNC Credit Facility (collectively, the “December 2018 Credit Agreements”) mature on December 27, 2023.

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

Borrowings under the Amended PNC Credit Facility bear interest, at the Company’s option, equal to (a) the greater of (i) the base rate, as defined in the PNC Credit Facility, (ii) the daily Overnight Bank Funding Rate plus 0.5% and (iii) the daily LIBOR rate plus 1.0%, plus an applicable margin of (a) 4.50% for the period from the Amendment Date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2021 and (b) thereafter, ranging from 3.50% to 4.50% based on the Company’s applicable Total Leverage Ratio, as defined, or (b) the LIBOR Rate plus an applicable margin of (a) 5.00% for the period from the Amendment Date until the date quarterly financial statements are delivered to PNC for the fiscal quarter ending June 30, 2021 and (b) thereafter, ranging from 4.50% to 5.00% based on the Company’s applicable total leverage ratio, as defined in the Amended PNC Credit Facility agreement. Interest on the Amended PNC Credit Facility is payable quarterly.

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

On June 16, 2020, the Company entered into an amendment to the December 2018 Credit Agreements (the "June 2020 Amendment" and collectively with the March 30, 2020, March 31, 2020 and April 3, 2020 amendments, (the “2020 Amendments”). The June 2020 Amendment provided an additional borrowing of $20.0 million which was immediately drawn in full. The amendment also (a) waived the ECF Payment of $5.3 million for the year ended March 31, 2020; (b) deferred payment of the scheduled amortization payments due on June 30, 2020, September 30, 2020, and December 31, 2020 until the maturity date; (c) amended the definition of “EBITDA” to, among other things, add an add-back for certain costs, expenses and fees incurred in connection with the transactions contemplated by the amendment; (d) waived compliance with the total net leverage ratio, fixed charge coverage ratio, minimum liquidity and minimum EBITDA financial covenants for the quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021; (e) added a financial covenant that requires a minimum monthly average undrawn availability of $7.0 million under the Amended PNC Credit Facility during the period from June 30, 2020 through and including May 31, 2021; and (f) amended the covenant levels for the total net leverage ratio, fixed charge coverage ratio, and minimum EBITDA financial covenants, commencing with the quarter ending June 30, 2021.

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

As of June 30, 2021, the interest rates on the Senior Secured Term Loan and the Amended PNC Credit Facility were 12.0% and 7.8%, respectively, and Amended PNC Credit Facility had a borrowing base of $20.4 million, all of which was available at that date. The Company was required to maintain a $5.0 million restricted cash reserve as part of the Amended PNC Credit Facility, which is presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of June 30, 2021.

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

Paycheck Protection Program Loan

On April 13, 2020, the Company entered into a Paycheck Protection Program Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP Loan bears interest at a fixed rate of 1% per annum. The PPP Loan has an initial term of two years and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company used the proceeds from the PPP Loan for qualifying expenses as defined in the PPP Loan and has applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. In July 2021, the Company received notice from PNC that the PPP Loan and related accrued interest was approved for forgiveness in full by the U.S. SBA.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	June 30, 2021	March 31, 2021
Operating lease right-of-use asset	$8,565	$9,383

Other accrued liabilities	2,375	2,581
Operating lease liability	7,282	8,005
Total operating lease liabilities	$9,657	$10,586

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2021	2020
Operating lease cost	$1,135	$1,331
Variable lease cost	174	212
Short-term lease cost	—	53
Total lease cost	$1,309	$1,596

Maturity of Lease Liabilities	Operating Leases
2022, excluding the three months ended June 30, 2021	$2,759
2023	2,714
2024	2,555
2025	2,270
2026	1,827
Thereafter	696
Total lease payments	$12,821
Less: imputed interest	(3,164)
Present value of lease liabilities	$9,657

Lease Term and Discount Rate	June 30, 2021	March 31, 2021
Weighted average remaining operating lease term (years)	4.25	4.53
Weighted average discount rate for operating leases	13.66%	13.96%

Operating cash outflows related to operating leases totaled $1.1 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively.

NOTE 6: RESTRUCTURING CHARGES
The following table summarizes the restructuring activities for the three months ended June 30, 2021 and 2020 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2021	$580	$—	$580
Restructuring costs	266	—	266
Adjustments to prior estimates	(49)	—	(49)
Cash payments	(671)	—	(671)
Balance as of June 30, 2021	$126	$—	$126

Balance as of March 31, 2020	$—	$—	$—
Restructuring costs	1,052	—	1,052
Cash payments	(594)	—	(594)
Balance as of June 30, 2020	$458	$—	$458

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended June 30,
2021	2020
11,436	6,340

The dilutive impact related to common shares from restricted stock units, and warrants is determined by applying the treasury stock method of determining value to the assumed vesting of outstanding restricted stock units and the exercise of outstanding warrants. The dilutive impact related to common shares from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.

NOTE 8: INCOME TAXES
The effective tax rate for the three months ended June 30, 2021 and 2020 was (0.3)% and 1.0%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2021, including interest and penalties, the Company had $102.8 million of unrecognized tax benefits, $84.4 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2021, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2021, $95.5 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.3 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $9.1 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2021, the Company had issued non-cancelable commitments for $57.5 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” The case pending against Quantum in the Northern District of California remains stayed pending the final outcome in the Delaware Action. On May 4, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. The Court also granted Realtime Data fourteen days to file amended complaints in the Delaware Action where they sought leave to do so. On May 19, 2021, Realtime Data filed amended complaints including revised bases for claims of infringement of the same patents. On June 29, 2021, Quantum filed a renewed motion to dismiss under Section 101. Realtime Data filed its opposition to the motion to dismiss on July 13, 2021. Quantum expects it will be late summer or early fall before the motion to dismiss is resolved. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum hid its failure to meet those performance objectives by improperly recognizing revenue in fiscal 2015. Mr. Gacek resigned from the board effective May 1, 2017, and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and an SEC investigation, the settlement of which Quantum previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). On September 14, 2020, defendants filed a motion to dismiss the California action on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. On November 19, 2020, Starboard filed a first amended complaint in which Quantum was not named as a defendant, in effect dismissing Quantum from the California action. On January 8, 2021, Messrs. Gacek and Auvil moved to dismiss the amended complaint in California on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. On March 11, 2021, the California Superior Court stayed the California action.

On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil. The complaint prays for unspecified damages in an amount to be determined at trial, costs and attorneys’ fees, and any other relief deemed just or appropriate by the court. On May 10, 2021, Quantum filed a motion to dismiss this Delaware action, as did Messrs. Gacek and Auvil. Briefing on the motion is underway, and oral arguments have been set for September 28, 2021. The motion to dismiss is pending. At this time, Quantum is unable to estimate the range of possible outcomes with respect to this matter.

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

No impairment charges were recognized for non-financial assets in the three months ended June 30, 2021 and 2020. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of June 30, 2021 and 2020. The fair value has been classified as Level 2 within the fair value hierarchy.

	June 30,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan	$91,963	$97,047	$185,208	$185,208

NOTE 11: SUBSEQUENT EVENTS
Long-term Debt Refinancing
On August 5, 2021 (the “Closing Date”), the Company entered into a senior secured term loan of $100.0 million, million (the “Term Loan”). A portion of the proceeds were used to prepay all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the Closing Date and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis.

Loans under the Term Loan Credit Agreement designated as “Prime Rate Loans” will bear interest at a rate per annum equal to the greatest of (i) 1.75%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR Rate based upon an interest period of 1 month plus 1.0%, and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as “LIBOR Rate Loans” will bear interest at a rate per annum equal to the LIBOR Rate plus an applicable margin of 6.00%. The “LIBOR Rate” is subject to a floor of 0.75%. The Company can designate a loan as a Prime Rate Loan or LIBOR Rate Loan in its discretion.

The Term Loan Credit Agreement contains certain customary covenants, including requirements to prepay the loans in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, subject to certain reinvestment rights and other exceptions and (ii) 75% of certain excess cash flow of the Company and its subsidiaries, subject to certain exceptions, including reductions to the percentage of such excess cash flow that is required to prepay the loans to 50% and 0%, based on the Company’s applicable total net leverage ratio. Amounts outstanding under the Term Loan may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): (i) failure to pay principal, interest, or any fees when due; (ii) breach of any representation or warranty, covenant, or other agreement in the Term Loan and other related loan documents; (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or certain of its subsidiaries; (iv) any “Event of Default” with respect to other indebtedness involving an aggregate amount of $3,000,000 or more; (v) any lien created by the Term Loan or any related security documents ceasing to be valid and perfected; (vi) the Term Loan Credit Agreement or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or (vii) a change of control shall occur. Additionally, the Term Loan contains financial covenants relating to minimum liquidity and total net leverage ratio.
PPP Loan Forgiveness
In July 2021, the Company received notice from PNC that the PPP Loan and related accrued interest was approved for forgiveness in full by the U.S. SBA.
Asset Purchase
On July 20, 2021, the Company purchased specified assets related to the video surveillance business of PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation (“Pivot3”). The Company paid approximately $5.0 million in cash and 459,720 shares of common stock and assumed certain liabilities related to the video surveillance business. Pivot3 has also agreed to license to the Company certain intellectual property rights related to the business. The Company is currently in the process of determining the purchase price allocation and will record the estimated fair values when all required information has been obtained and evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this quarterly report and our annual report for the year ended March 31, 2021. In particular, the disclosure contained in Item 1A in our annual report, as updated by Part II, Item 1A in this quarterly report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.
The following discussion contains forward-looking statements, such as statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, and our objectives for future operations. Please see "Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements.

OVERVIEW
We are a technology company whose mission is to deliver innovative solutions to organizations across the world. We design, manufacture and sell technology and services that help customers capture, create and share digital content, and protect it for decades. We emphasize innovative technology in the design and manufacture of our products to help our customers unlock the value in their video and unstructured data in new ways to solve their most pressing business challenges.

We generate revenue by designing, manufacturing, and selling technology and services. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; data center costs in support of our cloud-based services; and income taxes.

Highlights from first quarter of fiscal year 2022 included:
•Revenue increased 22% year-over-year to $89 million.
•Gross profit was $37 million, an increase of 21% from $31 million. Product gross profit was $13 million, an increase of 230 basis-points from $9 million in the same quarter last year.
•Operating expenses were 42% of revenue compared to 47% in the same quarter last year.
•We increased research and development investment 11% over the prior year, as we announced a new StorNext architecture and new line of StorNext appliances with the H4000.
•We announced a new partnership with Supermicro and our ActiveScale 6.0 software and storage platform, as we expand our Object Storage line of business.
•We increased Sales & Marketing expense 21% over the prior year as we see accelerated customer activity and invested for growth in strategic markets.
•We continue to hire new leadership across the organization, including industry veterans in our Emerging Markets business unit, and our General Council & Chief Compliance Officer.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2021	2020
Total revenue	$89,099	$73,305
Total cost of revenue (1)	51,821	42,453
Gross profit	37,278	30,852
Operating expenses
Research and development (1)	11,291	10,162
Sales and marketing (1)	13,952	11,570
General and administrative (1)	11,825	11,563
Restructuring charges	266	1,052
Total operating expenses	37,334	34,347
Loss from operations	(56)	(3,495)
Other expense	(198)	(385)
Interest expense	(3,886)	(6,437)
Loss before income taxes	(4,140)	(10,317)
Income tax provision	13	419
Net loss	$(4,153)	$(10,736)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2021	2020
Cost of revenue	$293	$169
Research and development	1,532	471
Sales and marketing	500	336
General and administrative	876	982
Total	$3,201	$1,958

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$11,312	13	$10,214	15	$1,098	11
Secondary storage systems	28,205	31	18,492	25	9,713	53
Devices and media	12,614	14	10,981	15	1,633	15
Total product revenue	52,131	58	39,687	55	12,444	31
Service revenue	32,831	37	30,386	41	2,445	8
Royalty revenue	4,137	5	3,232	4	905	28
Total revenue	$89,099	100	$73,305	100	$15,794	22

Product revenue
In the three months ended June 30, 2021, product revenue increased $12.4 million, or 31%, as compared to the same period in 2020. Primary storage systems represented $1.1 million of the increase, driven by market improvements across the media & entertainment industries. Secondary storage systems represented $9.7 million of the increase, driven by higher demand in our hyperscale, backup and archive use cases. Devices and media represented $1.6 million of the increase, driven by a higher volume of LTO media sold through our high-volume channel partners.
Service revenue
We offer a broad range of services including maintenance, implementation, and training. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue increased 8% in the three months ended June 30, 2021 compared to the same period in 2020 largely driven by increased demand for installation and professional services as well as increases in our managed service offerings.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue increased $0.9 million, or 28%, in the three months ended June 30, 2021 compared to the same period in 2020 due to increased market volume of LTO media.

Gross Profit and Margin

	Three Months Ended June 30,
(dollars in thousands)	2021	Gross margin %	2020	Gross margin %	$ Change	Basis point change
Product gross profit	$13,389	25.7	$9,305	23.4	$4,084	230
Service gross profit	19,751	60.2	18,315	60.3	1,436	(10)
Royalty gross profit	4,137	100.0	3,232	100.0	905	—
Gross profit	$37,277	41.8	$30,852	45.6	$6,425	(380)

Product Gross Margin
Product gross margin increased 230 basis points for the three months ended June 30, 2021, as compared with the same period in 2020. This increase was due primarily to a more favorable mix of products towards our enterprise solutions, as well as overall gross margin improvements in our secondary storage business line.

Service Gross Margin
Service gross margin remained consistent with the prior year.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Research and development	$11,291	12.7	$10,162	13.9	$1,129	11
Sales and marketing	13,952	15.7	11,570	15.8	2,382	21
General and administrative	11,825	13.3	11,563	15.8	262	2
Restructuring charges	266	0.3	1,052	1.4	(786)	(75)
Total operating expenses	$37,334	41.9	$34,347	46.9	$2,987	9
In the three months ended June 30, 2021, research and development expense increased $1.1 million, or 11%, as compared with the same period in 2020. This increase was primarily driven by an increase in personnel costs due to increased headcount focused on new product development. This increase in headcount includes those employees added through acquisitions over the year.

In the three months ended June 30, 2021, sales and marketing expenses increased $2.4 million, or 21%, as compared with the same period in 2020. This increase was driven by increases to marketing spend as we see higher levels of customer interaction since the outbreak of the Covid-19 pandemic, as well as increases in personnel costs as we invest for growth in strategic markets.
In the three months ended June 30, 2021, general and administrative expenses increased $0.3 million, or 2%, as compared with the same period in 2020. This increase was due primarily to increased legal and other expenses related to our long-term debt amendments and business acquisition related activities.
In the three months ended June 30, 2021, restructuring expenses decreased $0.8 million, or 75%, as compared with the same period in 2020. The decrease was the result of one-time workforce reductions in the prior year.

Other Income (Expense)

	Three Months Ended June 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Other income (expense)	$(198)	0	$(385)	(1)	$187	49
Interest expense	(3,886)	(4)	(6,437)	9	2,551	(40)

The increase in other income (expense), net during the three months ended June 30, 2021 compared with the same period in 2020 was related primarily to fluctuations in foreign currency exchange rates.

In the three months ended June 30, 2021, interest expense decreased $2.6 million, or 40%, as compared with the same period in 2020 due to a lower principal balance.

Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Income tax provision	$13	—	$419	1	$(406)	(97)

The income tax provision for the three months ended June 30, 2021 and 2020 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our Amended PNC Credit Facility. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We are subject to the risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. We believe that these social and economic impacts have had a negative effect on sales due to disruptions in our supply chain and a decline in our customers' ability or willingness to purchase our products and services. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. We expect the impact of COVID-19 to continue to have a significant impact on our liquidity and capital resources.
We had cash and cash equivalents of $19.1 million as of June 30, 2021, compared to $27.4 million as of March 31, 2021. These amounts exclude, as of both dates, $5.0 million in restricted cash that we are required to maintain under the Credit Agreements (as defined below), and $0.5 million of short-term restricted cash.

Our outstanding long-term debt amounted to $81.3 million as of June 30, 2021, net of $8.8 million in unamortized debt issuance costs and $11.9 million in current portion of long-term debt, and $90.9 million as of March 31, 2021, net of $9.7 million in unamortized debt issuance costs and $1.9 million in current portion of long-term debt. Included in long-term debt as of June 30, 2021 is $10.0 million borrowed under the Paycheck Protection Program (“PPP Loan”) which was included in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In July 2021, we received notice from PNC Bank that the PPP Loan and related accrued interest was approved for forgiveness in full by the U.S. SBA. As of June 30, 2021, we had $20.4 million of borrowing availability on our Amended PNC Credit Facility (subject to change based on certain financial metrics).

On August 5, 2021 (the “Closing Date”), the Company entered into a senior secured term loan of $100.0 million, million (the “Term Loan”). A portion of the proceeds were used to prepay all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the Closing Date and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis.

Loans under the Term Loan Credit Agreement designated as “Prime Rate Loans” will bear interest at a rate per annum equal to the greatest of (i) 1.75%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR Rate based upon an interest period of 1 month plus 1.0%, and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as “LIBOR Rate Loans” will bear interest at a rate per annum equal to the LIBOR Rate plus an applicable margin of 6.00%. The “LIBOR Rate” is subject to a floor of 0.75%. The Company can designate a loan as a Prime Rate Loan or LIBOR Rate Loan in its discretion.

The Term Loan Credit Agreement contains certain customary covenants, including requirements to prepay the loans in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, subject to certain reinvestment rights and other exceptions and (ii) 75% of certain excess cash flow of the Company and its subsidiaries, subject to certain exceptions, including reductions to the percentage of such excess cash flow that is required to prepay the loans to 50% and 0%, based on the Company’s applicable total net leverage ratio. Amounts outstanding under the Term Loan may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): (i) failure to pay principal, interest, or any fees when due; (ii) breach of any representation or warranty, covenant, or other agreement in the Term Loan and other related loan documents; (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or certain of its subsidiaries; (iv) any “Event of Default” with respect to other indebtedness involving an aggregate amount of $3,000,000 or more; (v) any lien created by the Term Loan or any related security documents ceasing to be valid and perfected; (vi) the Term Loan Credit Agreement or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or (vii) a change of control shall occur. The Term Loan contains financial covenants relating to minimum liquidity and total net leverage ratio.

We are subject to various debt covenants under our Credit Agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(6,866)	$(8,987)
Investing activities	(1,150)	(484)
Financing activities	(463)	26,329
Effect of exchange rate changes	(14)	(16)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,493)	$16,842

Cash Used In Operating Activities

Net cash used in operating activities was $6.9 million for the three months ended June 30, 2021. This use of cash is primarily attributable to changes in working capital of $10.0 million driven by an increase in manufacturing and service parts inventories of $4.4 million, an increase in accounts payable, accrued compensation, deferred revenue of $3.2 million, $4.9 million and $6.3 million, respectively, in addition to miscellaneous changes in other current and non-current assets and liabilities, partially offset by a reduction in accounts receivable of $15.2 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

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

Cash Used in Investing Activities

Net cash used in investing activities was $1.2 million in the three months ended June 30, 2021, which included approximately $1.0 million related to new ERP systems software.

Net cash used in investing activities was $0.5 million in the three months ended June 30, 2020, which was mostly flat compared to the same period in the prior year. Our capital expenditures in both periods consisted primarily of tooling purchases and leasehold improvements.

Cash Provided by (Used In) Financing Activities

Net cash used in financing activities was $0.5 million in the three months ended June 30, 2021 related to debt principal amortization payment.

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

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2021 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Purchase Agreement dated July 18, 2021 by and between PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation, and Quantum Corporation.*	8-K	7/22/2021	2.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
* Schedules and attachments to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

August 9, 2021	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 9, 2021	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)