Form 10-Q
period 2021-09-30
QUANTUM CORP /DE/
filed 2021-11-03
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of the close of business on November 1, 2021, there were 59,281,377 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,757	$27,430
Restricted cash	450	707
Accounts receivable, net of allowance for doubtful accounts of $350 and $406	63,098	73,102
Manufacturing inventories	28,848	24,467
Service parts inventories	23,564	23,421
Other current assets	11,451	6,939
Total current assets	150,168	156,066
Property and equipment, net	12,295	10,051
Intangible assets, net	9,132	5,037
Goodwill	10,262	3,466
Restricted cash	—	5,000
Right-of-use assets, net	7,917	9,383
Other long-term assets	8,684	5,921
Total assets	$198,458	$194,924
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,991	$35,245
Deferred revenue	78,105	84,027
Accrued restructuring charges	20	580
Long-term debt, current portion	3,125	1,850
Accrued compensation	15,435	19,214
Other accrued liabilities	18,750	18,174
Total current liabilities	152,426	159,090
Deferred revenue	40,766	36,126
Long-term debt, net of current portion	101,368	90,890
Operating lease liabilities	6,818	8,005
Other long-term liabilities	13,073	13,058
Total liabilities	314,451	307,169
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 59,272 and 56,915 shares issued and outstanding	593	570
Additional paid-in capital	636,538	626,664
Accumulated deficit	(752,029)	(738,623)
Accumulated other comprehensive loss	(1,095)	(856)
Total stockholders’ deficit	(115,993)	(112,245)
Total liabilities and stockholders’ deficit	$198,458	$194,924
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$54,655	$50,850	$106,786	$90,537
Service	34,359	31,494	67,189	61,880
Royalty	4,166	3,477	8,303	6,709
Total revenue	93,180	85,821	182,278	159,126
Cost of revenue:
Product	41,124	34,998	79,864	65,380
Service	13,669	12,089	26,748	24,160
Total cost of revenue	54,793	47,087	106,612	89,540
Gross profit	38,387	38,734	75,666	69,586
Operating expenses:
Research and development	12,389	10,233	23,680	20,395
Sales and marketing	15,462	13,153	29,414	24,723
General and administrative	11,466	10,263	23,293	21,825
Restructuring charges	8	1,585	274	2,637
Total operating expenses	39,325	35,234	76,661	69,580
Income (loss) from operations	(938)	3,500	(995)	6
Other income (expense), net	126	(312)	(71)	(697)
Interest expense	(3,070)	(7,578)	(6,956)	(14,015)
Loss on debt extinguishment, net	(4,960)	—	(4,960)	—
Net loss before income taxes	(8,842)	(4,390)	(12,982)	(14,706)
Income tax provision	411	202	424	622
Net loss	$(9,253)	$(4,592)	$(13,406)	$(15,328)

Net loss per share - basic and diluted	$(0.16)	$(0.11)	$(0.23)	$(0.38)
Weighted average shares - basic and diluted	58,567	40,286	57,852	40,097

Net loss	$(9,253)	$(4,592)	$(13,406)	$(15,328)
Foreign currency translation adjustments, net	(506)	722	(239)	1,009
Total comprehensive loss	$(9,759)	$(3,870)	$(13,645)	$(14,319)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(13,406)	$(15,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,967	2,580
Amortization of debt issuance costs	1,629	3,015
Long-term debt related costs	—	167
Provision for product and service inventories	2,418	3,588
Stock-based compensation	6,273	4,550
Paycheck Protection Program loan forgiveness	(10,000)	—
Non-cash loss on debt extinguishment	8,471	—
Other	(20)	1,268
Changes in assets and liabilities:
Accounts receivable, net	10,024	7,568
Manufacturing inventories	(5,199)	(8,858)
Service parts inventories	(1,818)	(4,333)
Accounts payable	1,559	1,601
Accrued restructuring charges	(560)	240
Accrued compensation	(3,779)	2,922
Deferred revenue	(9,032)	(12,584)
Other assets and liabilities	(5,789)	(5,693)
Net cash used in operating activities	(15,262)	(19,297)
Investing activities
Purchases of property and equipment	(2,396)	(1,434)
Business acquisition, net of cash acquired	(5,000)	—
Net cash used in investing activities	(7,396)	(1,434)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	94,961	19,400
Repayments of long-term debt	(93,051)	—
Borrowings of credit facility	126,084	140,987
Repayments of credit facility	(116,084)	(144,058)
Borrowings of payment protection program	—	10,000
Proceeds from issuance of common stock	806	537
Net cash provided by financing activities	12,716	26,866
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(96)
Net change in cash, cash equivalents and restricted cash	(9,930)	6,039
Cash, cash equivalents, and restricted cash at beginning of period	33,137	12,270
Cash, cash equivalents, and restricted cash at end of period	$23,207	$18,309
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$22,757	$12,517
Restricted cash, current	450	792
Restricted cash, long-term	—	5,000
Cash, cash equivalents and restricted cash at the end of period	$23,207	$18,309
Supplemental disclosure of cash flow information
Cash paid for interest	$5,198	$14,181
Cash paid (received) for income taxes, net	$480	$(1,578)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$309	$294
Purchases of property and equipment included in accrued liabilities	$—	$1,255
Transfer of inventory to property and equipment	$76	$207
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2020	39,905	$399	$519,235	$(713,900)	$(1,235)	$(195,501)
Net loss	—	—	—	(4,592)	—	(4,592)
Foreign currency translation adjustments, net	—	—	—	—	722	722
Shares issued under employee stock purchase plan	133	2	537	—	—	539
Shares issued under employee incentive plans, net	702	7	(7)	—	—	—
Stock-based compensation	—	—	2,592	—	—	2,592
Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)

Balance, June 30, 2021	57,280	$573	$629,862	$(742,776)	$(589)	(112,930)
Net loss	—	—	—	(9,253)	—	(9,253)
Foreign currency translation adjustments, net	—	—	—	—	(506)	(506)
Shares issued under employee stock purchase plan	145	1	805	—	—	806
Shares issued under employee incentive plans, net	1,387	14	(14)	—	—	—
Shares issued in connection with business acquisition	460	5	2,813	—	—	2,818
Stock-based compensation	—	—	3,072	—	—	3,072
Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)
See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	(198,525)
Net loss	—	—	—	(15,328)	—	(15,328)
Foreign currency translation adjustments, net	—	—	—	—	1,009	1,009
Shares issued under employee stock purchase plan	133	2	537			539
Shares issued under employee incentive plans, net	702	7	(7)	—		—
Warrants issued related to long-term debt, net	—	—	11,515	—	—	11,515
Stock-based compensation	—	—	4,550	—	—	4,550
Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)

Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(13,406)	—	(13,406)
Foreign currency translation adjustments, net	—	—	—	—	(239)	(239)
Shares issued under employee stock purchase plan	145	1	805		—	806
Shares issued under employee incentive plans, net	1,752	17	(17)	—	—	—
Shares issued in connection with business acquisition	460	5	2,813	—	—	2,818
Stock-based compensation		—	6,273	—	—	6,273
Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)
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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2021, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three and six months ended September 30, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Americas[1]
Primary storage systems	$11,264	$16,933	$18,458	$23,792
Secondary storage systems	12,174	9,317	28,886	17,993
Device and media	5,269	6,069	11,791	12,431
Service	21,341	19,399	41,534	37,994
Total revenue	50,048	51,718	100,669	92,210

EMEA
Primary storage systems	4,244	2,798	7,020	5,094
Secondary storage systems	9,720	6,352	17,479	12,968
Device and media	4,513	4,745	9,894	8,767
Service	11,035	10,227	21,847	20,042
Total revenue	29,512	24,122	56,240	46,871

APAC
Primary storage systems	1,175	879	2,516	1,938
Secondary storage systems	4,365	3,234	8,098	6,434
Device and media	1,931	523	2,644	1,120
Service	1,983	1,868	3,808	3,844
Total revenue	9,454	6,504	17,066	13,336

Consolidated
Primary storage systems	16,683	20,610	27,994	30,824
Secondary storage systems	26,259	18,903	54,463	37,395
Device and media	11,713	11,337	24,329	22,318
Service	34,359	31,494	67,189	61,880
Royalty[2]	4,166	3,477	8,303	6,709
Total revenue	$93,180	$85,821	$182,278	$159,126

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the six months ended September 30, 2021 (in thousands):

September 30, 2021
Contract liabilities (deferred revenue)	$118,871
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	53,833

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2021	$130,708	$42,855	$173,563

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BUSINESS ACQUISITION
On July 20, 2021, the Company purchased specified assets related to the video surveillance business of PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation (“Pivot 3”). The transaction costs associated with the acquisition were not material and expensed as incurred. Goodwill generated from this acquisition is primarily attributable to the expected post-acquisition synergies from integrating Pivot3's video surveillance portfolio and assets with our platform to expand our video surveillance portfolio with hardware and software offerings that will be offered under the Quantum VS-Series portfolio. Goodwill obtained in an asset acquisition is deductible for tax purposes.

The total purchase consideration for the acquisition of Pivot3 was $7.8 million, which consisted of the following (in thousands):

Cash	$5,000
Fair value of stock consideration	2,818
Total	$7,818
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Amount	Estimated Useful Life
Goodwill	$6,796
Identified intangible assets:
Developed technology	1,700	2 years
Customer lists	3,700	4 years
Property, plant and equipment	4,300	3 years
Net liabilities assumed	(8,678)
Total	$7,818
Pivot 3 has also agreed to license to the Company certain intellectual property rights related to the business. The historical results of operations for Pivot 3 were not significant to the Company's consolidated results of operations for the periods presented.

NOTE 4: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	September 30, 2021	March 31, 2021
Finished goods:
Manufactured finished goods	$11,013	$12,452
Distributor inventory	136	238
Total finished goods	11,149	12,690
Work in progress	3,653	2,074
Raw materials	14,046	9,703
Total manufacturing inventories	$28,848	$24,467

Service parts inventories

	September 30, 2021	March 31, 2021
Finished goods	$17,817	$18,773
Component parts	5,747	4,648
Total service parts inventories	$23,564	$23,421

Intangibles, net

	September 30, 2021			March 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$6,400	$(1,425)	$4,975	$4,700	$(473)	$4,227
Customer lists	4,600	(443)	4,157	900	(90)	810
Intangible assets, net	$11,000	$(1,868)	$9,132	$5,600	$(563)	$5,037

Intangible assets amortization expense was $0.8 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $0 for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 2.8 years.

As of September 30, 2021, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2022	$1,796
2023	3,641
2024	2,490
Thereafter	1,205
Total	$9,132

Goodwill

Amount
Balance at March 31, 2021	$3,466
Goodwill acquired	6,796
Balance at September 30, 2021	$10,262

There were no impairments to goodwill during the second quarter and first two quarters of fiscal 2021 and 2022.

NOTE 5: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Term Loan	$99,375	$—
Senior Secured Term Loan	—	92,426
PNC Credit Facility	10,000	—
Paycheck Protection Program Loan	—	10,000
Less: current portion	(3,125)	(1,850)
Less: unamortized debt issuance costs (1)	(4,882)	(9,686)
Long-term debt, net	$101,368	$90,890
(1) The unamortized debt issuance costs related to the Senior Secured Term Loan and the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

On December 27, 2018, the Company entered into a senior secured term loan to borrow an aggregate of $165.0 million (the “Senior Secured Term Loan”). In connection with the Senior Secured Term Loan, the Company amended its existing revolving credit facility with PNC (the PNC Credit Facility together with the Senior Secured Term Loan, the “December 2018 Credit Agreements”) providing for borrowings up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement.

On June 16, 2020, the Company entered into amendments to the December 2018 Credit Agreements (the "June 2020 Amendment" and collectively with the amendments to the December 2018 Credit Agreements occurring on March 30, 2020, March 31, 2020 and April 3, 2020, the “2020 Amendments”). The June 2020 Amendment provided an additional borrowing of $20.0 million which was immediately drawn in full.

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

The 2020 Amendments related to the Senior Secured Term Loan were accounted for as modifications. In connection with the modifications, the Company incurred $11.9 million in costs including $11.3 million related to the value of the 2020 Term Loan Warrants and $0.6 million in fees paid to the lenders. These debt issuance costs are reflected as a reduction to the carrying amount of the Senior Secured Term Loan and are amortized to interest expense over the remaining loan term. The 2020 Amendments related to the PNC Credit Facility were accounted for as modifications. Fees paid to PNC of approximately $0.5 million were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

On August 5, 2021 (the “Closing Date”), the Company entered into a senior secured term loan to borrow an aggregate of $100.0 million, (the “Term Loan”). A portion of the proceeds were used to repay in full all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the Closing Date and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis. The Company incurred $5.1 million in costs related to the Term Loan. These debt issuance costs are reflected as a reduction of the carrying amount of the Term Loan and are being recognized as interest expense over the term of the Term Loan.
The Company recorded a loss on debt extinguishment of $15.0 million related to the repayment of the Senior Secured Term Loan which was comprised of $6.4 million in prepayment penalties, $0.1 million in legal fees, and the write-off of unamortized debt issuance costs of $8.4 million.

Loans under the Term Loan designated as “Prime Rate Loans” will bear interest at a rate per annum equal to the greatest of (i) 1.75%, (ii) the Federal funds rate plus 0.50%, (iii) the LIBOR Rate based upon an interest period of one month plus 1.0%, and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as “LIBOR Rate Loans” will bear interest at a rate per annum equal to the LIBOR Rate plus an applicable margin of 6.00%. The “LIBOR Rate” is subject to a floor of 0.75%. The Company can designate a loan as a Prime Rate Loan or LIBOR Rate Loan in its discretion.

The Term Loan contains certain covenants, including requirements to prepay the Term Loan in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, subject to certain reinvestment rights and other exceptions and (ii) 75% of certain excess cash flow of the Company and its subsidiaries beginning in the fiscal year ended March 31, 2023, subject to certain exceptions, including reductions to the percentage of such excess cash flow that is required to prepay the loans to 50% and 0%, based on the Company’s applicable total net leverage ratio. Amounts outstanding under the Term Loan may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): (i) failure to pay principal, interest, or any fees when due; (ii) breach of any representation or warranty, covenant, or other agreement in the Term Loan and other related loan documents; (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or certain of its subsidiaries; (iv) any “Event of Default” with respect to other indebtedness involving an aggregate amount of $3,000,000 or more; (v) any lien created by the Term Loan or any related security documents ceasing to be valid and perfected; (vi) the Term Loan Credit Agreement or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or (vii) a change of control shall occur. Additionally, the Term Loan contains financial covenants relating to minimum liquidity and total net leverage.

On September 30, 2021, the Company amended the PNC Credit Facility (the PNC Credit Facility together with the Term Loan, the “Credit Agreements”). The amendment, among other things (a) extended the maturity date to August 5, 2026; (b) reduced the principal amount of the revolving commitments to a maximum amount equal to the lesser of: (i) $30.0 million or (ii) the amount of the borrowing base, as defined in the PNC Credit Facility agreement;(c) replaced existing debt covenants with net leverage ratio, minimum liquidity and fixed charges coverage ratio covenants; and, (d) removed the requirement to maintain a $5.0 million restricted cash reserve with PNC.

The interest rate under the PNC Credit Facility is 2.25% per annum for LIBOR Rate Loans and 1.25% per annum for Domestic Rate Loans and Swing Loans through December 31, 2021, and effective as of January 1, 2022 on the first day of each fiscal quarter ending thereafter (the “Applicable Margin Adjustment Date”), between 1.75% and 2.25% per annum for LIBOR Rate Loans and between 0.75% and 1.25% per annum for Domestic Rate Loans and Swing Loans, based on the percentage of Average Undrawn Availability (as defined in the PNC Credit Agreement) for the most recently completed fiscal quarter prior to the Applicable Margin Adjustment Date (the “Applicable Interest Rate”).

With respect to any LIBOR Rate Loan, the Company has agreed to pay affiliates of certain Term Loan lenders a fee equal to a percentage per annum equal to the sum of (x) 6.00%, minus (y) the Applicable Interest Rate, plus (z) if the LIBOR Rate applicable to such interest payment is less than 0.75%, (i) 0.75% minus (ii) such LIBOR Rate. With respect to any Domestic Rate Loan or Swing Loan, the Company has agreed to pay an affiliate of Blue Torch a fee equal to a percentage per annum equal to the sum of (x) 5.00%, minus (y) the Applicable Interest Rate, plus (z) if the Alternative Base Rate applicable to such interest payment is less than 1.00%, (i) 1.00% minus (ii) such Alternative Base Rate. If on the last day of any calendar quarter, the average “Usage Amount” during such calendar quarter does not equal the “Maximum Revolving Advance Amount” (as such terms are defined in the PNC Credit

Facility), then the Company has agreed to pay affiliates of certain Term Loan lenders a fee at a rate per annum equal to 1.00% minus a fee percentage between 0.25% to 0.375% on the amount by which the Maximum Revolving Advance Amount exceeds such average Usage Amount.

As of September 30, 2021, the interest rates on the Term Loan and the PNC Credit Facility were 6.75% and 2.34%, respectively, and PNC Credit Facility had a borrowing base of $20.0 million, of which $8.6 million was available at that date. As of March 31, 2021, the Company was required to maintain a $5.0 million restricted cash reserve as part of the PNC Credit Facility, which was presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of March 31, 2021. The September 30, 2021 amendment to the PNC Credit Facility removed the restricted cash reserve requirement.

Registration Rights Agreement

In connection with the June 2020 Amendment to the Senior Secured Term Loan, the Company entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the holders of the warrants previously issued to the Senior Secured Term Loan lenders in December 2018 and the 2020 Term Loan Warrants (collectively, the “Term Loan Warrants”). The Amended Registration Rights Agreement grants the holders of the Term Loan Warrants certain registration rights for the shares of common stock issuable upon the exercise of the applicable Term Loan Warrants, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable Term Loan Warrants; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

Paycheck Protection Program Loan

On April 13, 2020, the Company entered into a Paycheck Protection Program Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In July 2021, the Company received notice from PNC that the PPP Loan and related accrued interest was approved for forgiveness in full by the U.S. Small Business Administration (the “SBA”). The Company recorded the amount forgiven as gain on debt extinguishment of $10.0 million in the three and six months ended September 30, 2021.

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	September 30, 2021	March 31, 2021
Operating lease right-of-use asset	$7,917	$9,383

Other accrued liabilities	2,092	2,581
Operating lease liability	6,818	8,005
Total operating lease liabilities	$8,910	$10,586

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$994	$1,338	$2,129	$2,669
Variable lease cost	177	211	351	423
Short-term lease cost	4	39	4	92
Total lease cost	$1,175	$1,588	$2,484	$3,184

Maturity of Lease Liabilities	Operating Leases
2022, excluding the six months ended September 30, 2021	$1,734
2023	2,695
2024	2,543
2025	2,264
2026	1,827
Thereafter	698
Total lease payments	$11,761
Less: imputed interest	(2,851)
Present value of lease liabilities	$8,910

Lease Term and Discount Rate	September 30, 2021	March 31, 2021
Weighted average remaining operating lease term (years)	4.15	4.53
Weighted average discount rate for operating leases	13.64%	13.96%

Operating cash outflows related to operating leases totaled $1.0 million and $1.3 million for the six months ended September 30, 2021 and 2020, respectively.

NOTE 7: RESTRUCTURING CHARGES
The following table summarizes the restructuring activities for the six months ended September 30, 2021 and 2020 (in thousands):

	Severance and Benefits	Facilities	Total
Balance as of March 31, 2021	$580	$—	$580
Restructuring costs	274	—	274
Adjustments to prior estimates	(50)	—	(50)
Cash payments	(784)	—	(784)
Balance as of September 30, 2021	$20	$—	$20

Balance as of March 31, 2020	$—	$—	$—
Restructuring costs	2,637	—	2,637
Cash payments	(2,397)	—	(2,397)
Balance as of September 30, 2020	$240	$—	$240

NOTE 8: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended September 30,		Six Months Ended September 30,
2021	2020	2021	2020
9,195	8,020	10,315	7,180

The dilutive impact related to common shares from restricted stock units and warrants is determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units and the exercise of outstanding warrants. The dilutive impact related to common shares from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.

For the three and six months ended September 30, 2020, there were 1.6 million and 0.5 million of contingently issuable market based and performance based restricted stock units, respectively, excluded from the calculation of diluted net income (loss) per share, as their market and performance conditions had not yet been achieved. These shares were earned based on the Company’s achievement of certain average stock price and performance targets in addition to a time-based vesting period. There were no contingently issuable market based and performance based restricted stock units excluded from the diluted net loss per share as of September 30, 2021.

NOTE 9: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2021 and 2020 was (4.6)% and (3.2)% and 1.0% and 0.0%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2021, including interest and penalties, the Company had $108.4 million of unrecognized tax benefits, $89.9 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. After taking into account the valuation allowance, of the $89.9 million, only $7.5 million, if recognized, would favorably affect the effective tax rate. As of September 30, 2021, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2021, $100.9 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.5 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $14.0 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. After taking into account the valuation allowance, of the $14.0 million, only $1.0 million would affect the effective tax rate.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2021, the Company had issued non-cancelable commitments for $57.3 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” The case pending against Quantum in the Northern District of California remains stayed pending the final outcome in the Delaware Action. On May 4, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. The Court also granted Realtime Data fourteen days to file amended complaints in the Delaware Action where they sought leave to do so. On May 19, 2021, Realtime Data filed amended complaints including revised bases for claims of infringement of the same patents. On June 29, 2021, defendants in the Delaware Action filed a renewed motion to dismiss under Section 101. Realtime Data filed its opposition to the motion to dismiss on July 13, 2021. On August 23, 2021, the Court again reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. Realtime Data has appealed that decision to the Federal Circuit. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

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

On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil. The complaint prays for unspecified damages in an amount to be determined at trial, costs and attorneys’ fees, and any other relief deemed just or appropriate by the court. On May 10, 2021, Quantum filed a motion to dismiss this Delaware action, as did Messrs. Gacek and Auvil. Under the briefing schedule agreed to by the parties and approved by the Court of

Chancery, briefing on the motions ended July 26, 2021. The Court set oral argument on the motions for September 28, 2021, but on August 4, 2021, on its own motion, postponed the hearing to November 1, 2021. At this time, Quantum is unable to estimate the range of possible outcomes with respect to this matter.

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

No impairment charges were recognized for non-financial assets in the six months ended September 30, 2021 and 2020. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of September 30, 2021 and 2020. The fair value has been classified as Level 2 within the fair value hierarchy.

	September 30,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan	$99,375	$99,375	$185,208	$185,208
Amended PNC Credit Facility	10,000	10,000	—	—

NOTE 12: SUBSEQUENT EVENTS
On October 1, 2021, the Company acquired the assets of EnCloudEn, an early stage hyperconverged infrastructure software company, for $2.3 million in cash.

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

We generate revenue by designing, manufacturing, and selling technology and services. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; data center costs in support of our cloud-based services; interest associated with our long term debt and income taxes.

Highlights from second quarter of fiscal year 2022 included:
•Revenue increased 5% from the prior quarter and 9% year-over-year to $93 million.
•We completed the Pivot3 assets acquisition, which adds a portfolio of industry leading hyperconverged infrastructure (HCI) and intelligent software solutions for the security and surveillance markets.
•We completed the EnClouden assets acquisition which will enable us to expand the addressable market for our video surveillance portfolio, offering customers a solution using their server hardware of choice with a flexible subscription-based software model.
•We completed the refinancing of our term loan, significantly reducing our annual debt service and greatly increasing our financial flexibility related to covenants and restrictions.
•We brought on industry veteran John Hurley as Chief Revenue Officer. John brings extensive experience working with the largest global enterprise, commercial, and service provider customers.

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

We have seen a gradual stabilization in our business during the second half of fiscal 2021 and into fiscal 2022 as customers increasingly adapted to the COVID-19 environment. The pervasive disruption in the global supply chain continues to have an impact on our business. Before the current disruptions in the global supply chain our historical backlog was very limited and typically represented less than 5% of quarterly revenues. During our second fiscal quarter our backlog grew to $50 million from $30 million at the end of the prior quarter. This unprecedented backlog is a result of the strong demand we have been seeing across our business but limited by the ongoing supply constraints. Of the $50 million ending backlog, just over 70% of the backlog was from hyperscaler customers and just over 85% of the backlog was related to tape products. Approximately two-thirds of the backlog is expected to be shipped in the second half of fiscal 2022 and the remaining one-third of the backlog has ship dates early in fiscal 2023.

We will continue to actively monitor the impact of COVID-19 and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The recent COVID-19 pandemic could adversely affect our business, results of operations and financial condition” in Part II, Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K for more information regarding the risks we face as a result of the COVID-19 pandemic.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total revenue	$93,180	$85,821	$182,278	$159,126
Total cost of revenue (1)	54,793	47,087	106,612	89,540
Gross profit	38,387	38,734	75,666	69,586
Operating expenses
Research and development (1)	12,389	10,233	23,680	20,395
Sales and marketing (1)	15,462	13,153	29,414	24,723
General and administrative (1)	11,466	10,263	23,293	21,825
Restructuring charges	8	1,585	274	2,637
Total operating expenses	39,325	35,234	76,661	69,580
Income (loss) from operations	(938)	3,500	(995)	6
Other income (expense), net	126	(312)	(71)	(697)
Interest expense	(3,070)	(7,578)	(6,956)	(14,015)
Loss on debt extinguishment, net	(4,960)	—	(4,960)	—
Net loss before income taxes	(8,842)	(4,390)	(12,982)	(14,706)
Income tax provision	411	202	424	622
Net loss	$(9,253)	$(4,592)	$(13,406)	$(15,328)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$298	$227	$591	$396
Research and development	1,331	591	2,863	1,062
Sales and marketing	613	495	1,113	832
General and administrative	830	1,279	1,706	2,260
Total	$3,072	$2,592	$6,273	$4,550

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$16,683	18	$20,610	24	$(3,927)	(19)
Secondary storage systems	26,259	28	18,903	22	7,356	39
Devices and media	11,713	13	11,337	13	376	3
Total product revenue	54,655	59	50,850	59	3,805	7
Service revenue	34,359	37	31,494	37	2,865	9
Royalty revenue	4,166	4	3,477	4	689	20
Total revenue	$93,180	100	$85,821	100	$7,359	9

Product revenue
In the three months ended September 30, 2021, product revenue increased $3.8 million, or 7%, as compared to the same period in 2020. Secondary storage systems represented $7.4 million, or a 39% increase, driven by higher demand in our hyperscale, backup and archive use cases. Primary storage systems decreased $3.9 million, or 19%, partially driven by our transition to a recurring software subscription licensing model which results in a shift from product to services revenue.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue increased 9% in the three months ended September 30, 2021 compared to the same period in 2020 driven partially by growing sales of our recurring software subscription offerings as well as service revenue associated with newly acquired businesses.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue increased $0.7 million, or 20%, in the three months ended September 30, 2021 compared to the same period in 2020 due to increased market volume of LTO media.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2021	Gross margin %	2020	Gross margin %	$ Change	Basis point change
Product gross profit	$13,531	24.8	$15,852	31.2	$(2,321)	(640)
Service gross profit	20,690	60.2	19,405	61.6	1,285	(140)
Royalty gross profit	4,166	100.0	3,477	100.0	689	—
Gross profit	$38,387	41.2	$38,734	45.1	$(347)	(390)

Product Gross Margin
Product gross margin decreased 640 basis points for the three months ended September 30, 2021, as compared with the same period in 2020. This decrease was due primarily to a product mix weighted towards lower margin offerings and cost pressures as a result of constraints in the global supply chain.

Service Gross Margin
Service gross margins decreased 140 basis points for the three months ended September 30, 2021, as compared with the same period in 2020. This was partially driven by cost pressures as a result of certain constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Research and development	$12,389	13.3	$10,233	11.9	$2,156	21
Sales and marketing	15,462	16.6	13,153	15.3	2,309	18
General and administrative	11,466	12.3	10,263	12.0	1,203	12
Restructuring charges	8	—	1,585	1.8	(1,577)	(99)
Total operating expenses	$39,325	42.2	$35,234	41.1	$4,091	12

In the three months ended September 30, 2021, research and development expense increased $2.2 million, or 21%, as compared with the same period in 2020. This increase was primarily driven by an increase in personnel costs due to increased headcount focused on new product development. This increase in headcount includes those employees added through acquisitions over the year.
In the three months ended September 30, 2021, sales and marketing expenses increased $2.3 million, or 18%, as compared with the same period in 2020. This increase was driven by increased headcount as we invest in strategic areas to accelerate growth. This increase in headcount includes those employees added through acquisitions over the year. Both marketing expense and travel expense have also increased over the prior year as COVID-19 restrictions ease.
In the three months ended September 30, 2021, general and administrative expenses increased $1.2 million, or 12%, as compared with the same period in 2020. This increase was due primarily to increased legal and other expenses related to our long-term debt amendments and business acquisition related activities.
In the three months ended September 30, 2021, restructuring expenses decreased $1.6 million, or 99%, as compared with the same period in 2020. The decrease was the result of one-time workforce reductions in the prior year.

Other Income (Expense)

	Three Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Other income (expense)	$126	0	$(312)	—	$438	140
Interest expense	(3,070)	3	(7,578)	9	4,508	59
Loss on debt extinguishment	(4,960)	5	—	—	(4,960)	n/a

The increase in other income (expense), net during the three months ended September 30, 2021 compared with the same period in 2020 was related primarily to fluctuations in foreign currency exchange rates.
In the three months ended September 30, 2021, interest expense decreased $4.5 million, or 59%, as compared with the same period in 2020 due to a lower principal balance and a lower effective interest rate.

Loss on debt extinguishment, net during the three months ended September 30, 2021 was related to prepayment of our Senior Secured Term Loan that occurred during the period offset by the $10.0 million gain on the forgiveness of the Paycheck Protection Program Loan.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Income tax provision	$411	—	$202	—	$209	103

The income tax provision for the three months ended September 30, 2021 and 2020 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2021 and 2020
Revenue

	Six Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	27,994	15%	$30,824	19%	$(2,830)	(9)%
Secondary storage systems	54,463	30	37,395	24	17,068	46
Devices and media	24,329	13	22,318	14	2,011	9
Total product revenue	$106,786	58%	$90,537	57%	$16,249	18
Service revenue	67,189	37	61,880	39	5,309	9
Royalty revenue	8,303	5	6,709	4	1,594	24
Total revenue	$182,278	100%	$159,126	100%	$23,152	15

Product revenue
In the six months ended September 30, 2021, product revenue increased $16.2 million, or 18%, as compared to the same period in 2020. Secondary storage systems represented $17.1 million of the increase, driven primarily by a growing customer base in the hyperscale segment. Devices and media represented $2.0 million of the increase, driven by higher volume of LTO media sold through our high-volume channel partners. Primary storage systems decreased $2.8 million driven partially by driven by our transition to a recurring software subscription licensing model which results in a shift from product to services revenue.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue increased $5.3 million, or 9% in the six months ended September 30, 2021 compared to the same period in 2020, driven partially by the increase in recurring software subscription revenue. Growth is also driven by a higher level of installation and professional services attached to our product sales.

Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue increased $1.6 million, or 24%, in the six months ended September 30, 2021 compared to the same period in 2020 due to higher overall market volume.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2021	Gross margin %	2020	Gross margin %	$ Change	Basis point change
Product gross profit	$26,922	25.2%	$25,157	27.8%	$1,765	(260)
Service gross profit	40,441	60.2	37,720	61.0	2,721	(80)
Royalty gross profit	8,303	100.0	6,709	100.0	1,594	—
Gross profit	$75,666	41.5%	$69,586	43.7%	$6,080	(220)

Product Gross Margin
Product gross margin decreased 260 basis points for the six months ended September 30, 2021, as compared with the same period in 2020. This decrease was primarily the result of a less favorable product mix to our enterprise customers, as well as cost pressures as a result of constraints in the global supply chain.
Service Gross Margin
Service gross margin decreased 80 basis points for the six months ended September 30, 2021, as compared with the same period in 2020. This decrease was partially due to cost pressures as a result of constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Six Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Research and development	$23,680	12.9%	$20,395	12.8%	$3,285	16%
Sales and marketing	29,414	16.1	24,723	15.5	4,691	19
General and administrative	23,293	12.8	21,825	13.7	1,468	7
Restructuring charges	274	0.2	2,637	1.7	(2,363)	(90)
Total operating expenses	$76,661	42.1%	$69,580	43.7%	$7,081	10

In the six months ended September 30, 2021, research and development expense increased $3.3 million, or 16%, as compared with the same period in 2020. This increase was primarily driven by an increase in personnel costs due to increased headcount focused on new product development. This increase in headcount includes those employees added through acquisitions over the year.
In the six months ended September 30, 2021, sales and marketing expenses increased $4.7 million, or 19%, as compared with the same period in 2020. This increase was driven by increased headcount as we invest in strategic areas to accelerate growth. This increase in headcount includes those employees added through acquisitions over the year. Both marketing expense and travel expense have also increased over the prior year as COVID-19 restrictions ease.
In the six months ended September 30, 2021, general and administrative expenses increased $1.5 million, or 7% as compared with the same period in 2020. This increase was due primarily to increased legal and other expenses related to our long-term debt amendments and business acquisition related activities.

In the six months ended September 30, 2021, restructuring expenses decreased $2.4 million, or 90% as compared with the same period in 2020. The decrease was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure in the prior year.

Other Income (Expense)

	Six Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Other income (expense)	$(71)	0	$(697)	—%	$626	90%
Interest expense	(6,956)	(4)	(14,015)	(9)	7,059	(50)
Loss on debt extinguishment	(4,960)	(3)	—	—	(4,960)	n/a

The change in other income (expense), net during the six months ended September 30, 2021 and 2020 was related primarily to fluctuations in foreign currency exchange rates.

In the six months ended September 30, 2021, interest expense decreased $7.1 million, or 50%, as compared with the same period in 2020 due primarily to a lower principal balance and a lower effective interest rate on the term debt.

Loss on debt extinguishment, net during the six months ended September 30, 2021 was related to prepayment of our Senior Secured Term Loan that occurred during the period offset by the $10.0 million gain on the forgiveness of the Paycheck Protection Program loan.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Income tax provision	$424	—%	$622	—%	$(198)	(32)%

The income tax provision for the six months ended September 30, 2021 and 2020 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $22.8 million as of September 30, 2021, which consisted primarily of bank deposits and money market accounts.
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our PNC Credit Facility. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We are subject to the risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. We believe that these social and economic impacts have had a negative effect on sales due to disruptions in our supply chain and a decline in our customers' ability or willingness to purchase our products and services. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. We expect the impact of COVID-19 to continue to have a significant impact on our liquidity and capital resources.
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

Term Loan
On August 5, 2021 (the “Closing Date”), we entered into a senior secured term loan to borrow an aggregate of $100.0 million, (the “Term Loan”). A portion of the proceeds were used to repay in full all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the Closing Date and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis.

Revolving Credit Facility
On September 30, 2021, we amended the PNC Credit Facility. The amendment, among other things (a) extended the maturity date to August 5, 2026; (b) reduced the principal amount of the revolving commitments to a maximum amount equal to the lesser of: (i) $30.0 million or (ii) the amount of the borrowing base, as defined in the PNC Credit Facility agreement;(c) replaced existing debt covenants with net leverage ratio, minimum liquidity and fixed charges coverage ratio covenants; and, (d) removed the requirement to maintain a $5.0 million restricted cash reserve with PNC.

Paycheck Protection Program Loan
In July 2021, we received notice from PNC that the Paycheck Protection Program Loan and related accrued interest was approved for forgiveness in full by the U.S. Small Business Administration. We recorded the amount forgiven as gain on debt extinguishment of $10.0 million in the three and six months ended September 30, 2021.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(15,262)	$(19,297)
Investing activities	(7,396)	(1,434)
Financing activities	12,716	26,866
Effect of exchange rate changes	12	(96)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(9,930)	$6,039

Cash Used In Operating Activities

Net cash used in operating activities was $15.3 million for the six months ended September 30, 2021. This use of cash was primarily attributable to changes in working capital of $14.6 million driven by increases in manufacturing and service part inventories of $7.0 million, a decrease in deferred revenue of $9.0 million and a net changes in other assets and liabilities of $5.8 million. These were partially offset by cash generated by a $10.0 million decrease in accounts receivables. The decrease in deferred revenue reflects the seasonal nature of service contract renewals.

Net cash used in operating activities was $19.3 million for the six months ended September 30, 2020. This use of cash was primarily attributable to changes in working capital of $19.1 million driven by the increases in manufacturing and service inventory of $13.2 million and a decrease in deferred revenue of $12.6 million. These were partially offset by a decrease in accounts receivable of $7.6 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended September 30, 2021 was attributable to cash paid for our acquisition of Pivot3 of $5.0 million and capital expenditures of $2.4 million.

Net cash used in investing activities was $1.4 million in the six months ended September 30, 2020 related to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021 was related primarily to borrowings under our credit facility, and proceeds from the new Term Loan offset by the repayment in full of the Senior Secured Term Loan.

Net cash provided by financing activities was $26.9 million in the six months ended September 30, 2020 which included Senior Secured Term Loan borrowings of $19.4 million, $10.0 million in borrowings under the Paycheck Protection Program and the net pay-down of our Amended PNC Credit Facility.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Purchase Agreement dated July 18, 2021 by and between PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation, and Quantum Corporation.*	8-K	7/22/2021	2.1
10.1	Quantum Corporation 2012 Long Term Incentive Plan, as amended and restated on September 21, 2021.				X
10.2	Term Loan Credit and Security Agreement, dated August 5, 2021, between the Company, Quantum LTO, Square Box, the lenders party thereto, and Blue Torch Finance LLC, as disbursing and collateral agent.	8-K	8/5/21	10.1
10.3	First Amendment to Term Loan Credit and Security Agreement, dated September 30, 2021, among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent.	8-K	10/6/21	10.2
10.4	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement, dated September 30, 2021, between the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent.	8-K	10/6/21	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

November 3, 2021	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 3, 2021	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)