Form 10-Q
period 2021-12-31
QUANTUM CORP /DE/
filed 2022-02-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
As of the close of business on February 4, 2022, there were 60,115,450 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2021

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding COVID-19's anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not intend to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,004	$27,430
Restricted cash	331	707
Accounts receivable, net of allowance for doubtful accounts of $347 and $406	66,070	73,102
Manufacturing inventories	33,912	24,467
Service parts inventories	22,532	23,421
Other current assets	14,082	6,939
Total current assets	140,931	156,066
Property and equipment, net	13,020	10,051
Intangible assets, net	10,738	5,037
Goodwill	10,262	3,466
Restricted cash	—	5,000
Right-of-use assets, net	3,483	9,383
Other long-term assets	9,202	5,921
Total assets	$187,636	$194,924
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$42,041	$35,245
Deferred revenue	78,115	84,027
Accrued restructuring charges	597	580
Long-term debt, current portion	3,750	1,850
Accrued compensation	16,193	19,214
Other accrued liabilities	15,451	18,174
Total current liabilities	156,147	159,090
Deferred revenue	41,190	36,126
Long-term debt, net of current portion	97,928	90,890
Operating lease liabilities	2,714	8,005
Other long-term liabilities	12,440	13,058
Total liabilities	310,419	307,169
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 59,816 and 56,915 shares issued and outstanding	599	570
Additional paid-in capital	640,839	626,664
Accumulated deficit	(763,089)	(738,623)
Accumulated other comprehensive loss	(1,132)	(856)
Total stockholders’ deficit	(122,783)	(112,245)
Total liabilities and stockholders’ deficit	$187,636	$194,924
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Product	$58,522	$63,021	$165,308	$153,557
Service	33,162	31,169	100,352	93,049
Royalty	3,660	3,833	11,963	10,543
Total revenue	95,344	98,023	277,623	257,149
Cost of revenue:
Product	45,118	43,311	124,982	108,691
Service	15,016	12,433	41,764	36,593
Total cost of revenue	60,134	55,744	166,746	145,284
Gross profit	35,210	42,279	110,877	111,865
Operating expenses:
Research and development	14,607	9,589	38,287	29,983
Sales and marketing	16,714	15,294	46,128	40,019
General and administrative	10,538	11,103	33,830	32,928
Restructuring charges	576	200	850	2,837
Total operating expenses	42,435	36,186	119,095	105,767
Income (loss) from operations	(7,225)	6,093	(8,218)	6,098
Other expense, net	(150)	(698)	(223)	(1,395)
Interest expense	(2,431)	(7,808)	(9,387)	(21,823)
Loss on debt extinguishment, net	—	—	(4,960)	—
Net loss before income taxes	(9,806)	(2,413)	(22,788)	(17,120)
Income tax provision	1,254	256	1,678	877
Net loss	$(11,060)	$(2,669)	$(24,466)	$(17,997)

Net loss per share - basic and diluted	$(0.19)	$(0.07)	$(0.42)	$(0.45)
Weighted average shares - basic and diluted	59,486	40,927	58,399	40,374

Net loss	$(11,060)	$(2,669)	$(24,466)	$(17,997)
Foreign currency translation adjustments, net	(37)	975	(276)	1,984
Total comprehensive loss	$(11,097)	$(1,694)	$(24,742)	$(16,013)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2021	2020
Operating activities
Net loss	$(24,466)	$(17,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,795	3,898
Amortization of debt issuance costs	1,981	4,906
Long-term debt related costs	—	167
Provision for product and service inventories	4,016	4,764
Stock-based compensation	10,580	6,428
Paycheck Protection Program loan forgiveness	(10,000)	—
Non-cash loss on debt extinguishment	8,471	—
Other	282	2,113
Changes in assets and liabilities:
Accounts receivable, net	7,008	1,342
Manufacturing inventories	(10,672)	(7,732)
Service parts inventories	(2,281)	(4,559)
Accounts payable	5,369	(7,022)
Accrued restructuring charges	17	210
Accrued compensation	(3,021)	4,268
Deferred revenue	(8,598)	(9,727)
Other current assets	(7,047)	846
Other non-current assets	(1,148)	133
Other current liabilities	(3,350)	(2,432)
Other non-current liabilities	(617)	130
Net cash used in operating activities	(26,681)	(20,264)
Investing activities
Purchases of property and equipment	(3,971)	(4,665)
Business acquisition, net of cash acquired	(7,808)	(2,636)
Net cash used in investing activities	(11,779)	(7,301)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	94,961	19,400
Repayments of long-term debt	(93,677)	—
Borrowings of credit facility	207,563	232,663
Repayments of credit facility	(200,007)	(229,847)
Borrowings of payment protection program	—	10,000
Proceeds from issuance of common stock	806	539
Net cash provided by financing activities	9,646	32,755
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(62)
Net change in cash, cash equivalents and restricted cash	(28,802)	5,128
Cash, cash equivalents, and restricted cash at beginning of period	33,137	12,270
Cash, cash equivalents, and restricted cash at end of period	$4,335	$17,398
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$4,004	$11,632
Restricted cash, current	331	766
Restricted cash, long-term	—	5,000
Cash, cash equivalents and restricted cash at the end of period	$4,335	$17,398
Supplemental disclosure of cash flow information
Cash paid for interest	$7,180	$19,992
Cash paid (received) for income taxes, net	$541	$(2,464)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,148	$67
Purchases of property and equipment included in accrued liabilities	$1,212	$1,255
Transfer of inventory to property and equipment	$382	$372
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2020	40,740	$408	$522,357	$(718,492)	$(513)	$(196,240)
Net loss	—	—	—	(2,669)	—	(2,669)
Foreign currency translation adjustments, net	—	—	—	—	975	975
Shares issued under employee stock purchase plan	453	5	(5)	—	—	—
Shares issued under employee incentive plans, net	361	3	2,077	—	—	2,080
Stock-based compensation	—	—	1,878	—	—	1,878
Balance, December 31, 2020	41,554	$416	$526,307	$(721,161)	$462	$(193,976)

Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)
Net loss	—	—	—	(11,060)	—	(11,060)
Foreign currency translation adjustments, net	—	—	—	—	(37)	(37)
Shares issued under employee stock purchase plan	—	—	—	—	—	—
Shares issued under employee incentive plans, net	183	2	(2)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Stock-based compensation	—	—	4,307	—	—	4,307
Balance, December 31, 2021	59,816	$599	$640,839	$(763,089)	$(1,132)	$(122,783)
See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	$(198,525)
Net loss	—	—	—	(17,997)	—	(17,997)
Foreign currency translation adjustments, net	—	—	—	—	1,984	1,984
Shares issued under employee stock purchase plan	133	2	537	—	—	539
Shares issued under employee incentive plans, net	1,155	12	(12)	—	—	—
Shares issued in connection with business acquisition	361	3	2,077	—	—	2,080
Warrants issued related to long-term debt	—	—	11,515	—	—	11,515
Stock-based compensation	—	—	6,428	—	—	6,428
Balance, December 31, 2020	41,554	$416	$526,307	$(721,161)	$462	$(193,976)

Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(24,466)	—	(24,466)
Foreign currency translation adjustments, net	—	—	—	—	(276)	(276)
Shares issued under employee stock purchase plan	145	1	805	—	—	806
Shares issued under employee incentive plans, net	1,935	19	(19)	—	—	—
Shares issued in connection with business acquisition	821	9	2,809	—	—	2,818
Stock-based compensation	—	—	10,580	—	—	10,580
Balance, December 31, 2021	59,816	$599	$640,839	$(763,089)	$(1,132)	$(122,783)
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), is a technology company whose mission is to deliver innovative solutions to organizations around the world. We design, manufacture and sell technology and services that help customers capture, create and share digital content, and protect it for decades. We emphasize innovative technology in the design and manufacture of our products to help our customers unlock the value in their video and unstructured data in new ways to solve their most pressing business challenges.

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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2021, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three and nine months ended December 31, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805); Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new guidance affects all entities that enter into a business combination within the scope of ASC 805-10. Under this new guidance, the acquirer should determine what contract assets and/or liabilities it would have recorded under ASC 606 (Revenue Guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquirer. Under current GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. This update will be effective for the Company for the fiscal year beginning April 1, 2023. Early adoption is permitted including adoption in interim periods. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Americas[1]
Primary storage systems	$8,768	$18,755	$27,228	$42,547
Secondary storage systems	15,060	11,124	43,946	29,117
Device and media	7,737	5,347	19,527	17,777
Service	19,470	18,913	61,003	56,907
Total revenue	51,035	54,139	151,704	146,348

EMEA
Primary storage systems	3,305	3,680	10,325	8,774
Secondary storage systems	10,377	10,113	27,856	23,081
Device and media	5,125	5,900	15,018	14,668
Service	11,606	10,339	33,454	30,380
Total revenue	30,413	30,032	86,653	76,903

APAC
Primary storage systems	1,718	1,219	4,234	3,157
Secondary storage systems	5,193	4,074	13,291	10,507
Device and media	1,239	2,809	3,883	3,929
Service	2,086	1,917	5,895	5,762
Total revenue	10,236	10,019	27,303	23,355

Consolidated
Primary storage systems	13,791	23,654	41,787	54,478
Secondary storage systems	30,630	25,311	85,093	62,705
Device and media	14,101	14,056	38,428	36,374
Service	33,162	31,169	100,352	93,049
Royalty[2]	3,660	3,833	11,963	10,543
Total revenue	$95,344	$98,023	$277,623	$257,149

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the nine months ended December 31, 2021 (in thousands):

December 31, 2021
Contract liabilities (deferred revenue)	$119,305
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	72,383

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2021	$102,726	$43,276	$146,002

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BUSINESS COMBINATION
Pivot3
On July 20, 2021, the Company purchased specified assets related to the video surveillance business of PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation (“Pivot 3”). The transaction costs associated with the acquisition were not material and were expensed as incurred. Goodwill generated from this acquisition is primarily attributable to the expected post-acquisition synergies from integrating Pivot3's video surveillance portfolio and assets with our platform to expand our video surveillance portfolio with hardware and software offerings that will be offered under the Quantum VS-Series portfolio. Goodwill obtained in an asset acquisition is deductible for tax purposes.

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

EnCloudEn
On October 1, 2021 the Company acquired all intellectual property rights and certain other assets of EnCloudEn, an early stage hyperconverged infrastructure software company. The transaction costs associated with the acquisition were not material and were expensed as incurred. The total purchase consideration for the acquisition was $2.8 million with $2.6 million paid at closing and an additional $0.2 million paid in two equal quarterly installments after closing. The fair value of the assets acquired was allocated to developed technology with an estimate useful life of three years.

NOTE 4: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	December 31, 2021	March 31, 2021
Finished goods:
Manufactured finished goods	$13,111	$12,452
Distributor inventory	170	238
Total finished goods	13,281	12,690
Work in progress	2,820	2,074
Raw materials	17,811	9,703
Total manufacturing inventories	$33,912	$24,467

Service parts inventories

	December 31, 2021	March 31, 2021
Finished goods	$17,389	$18,773
Component parts	5,143	4,648
Total service parts inventories	$22,532	$23,421

Intangibles, net

	December 31, 2021			March 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,208	$(2,293)	$6,915	$4,700	$(473)	$4,227
Customer lists	4,600	(777)	3,823	900	(90)	810
Intangible assets, net	$13,808	$(3,070)	$10,738	$5,600	$(563)	$5,037

Intangible assets amortization expense was $1.2 million and $0.1 for the three months ended December 31, 2021 and 2020, respectively, and $2.5 million and $0.1 for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 2.6 years.

As of December 31, 2021, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2022	$1,129
2023	4,568
2024	3,417
Thereafter	1,624
Total	$10,738

Goodwill

Amount
Balance at March 31, 2021	$3,466
Goodwill acquired	6,796
Balance at December 31, 2021	$10,262

NOTE 5: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Term Loan	$98,750	$—
Senior Secured Term Loan	—	92,426
PNC Credit Facility	7,556	—
Paycheck Protection Program Loan	—	10,000
Less: current portion	(3,750)	(1,850)
Less: unamortized debt issuance costs (1)	(4,628)	(9,686)
Long-term debt, net	$97,928	$90,890
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

On December 27, 2018, the Company entered into a senior secured term loan to borrow an aggregate of $165.0 million (the “Senior Secured Term Loan”). In connection with the Senior Secured Term Loan, the Company amended its existing revolving credit facility (the “PNC Credit Facility”) with PNC Bank, National Association (“PNC”) (the PNC Credit Facility together with the Senior Secured Term Loan, the “December 2018 Credit Agreements”) providing for borrowings up to a maximum principal amount of the lesser of: (a) $45.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement (the “PNC Credit Agreement”).

On June 16, 2020, the Company entered into amendments to the December 2018 Credit Agreements, which, among other things, provided an additional borrowing of $20.0 million.

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

On August 5, 2021, the Company entered into a senior secured term loan to borrow an aggregate of $100.0 million (the “Term Loan”). A portion of the proceeds were used to repay in full all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the closing date of the Term Loan and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis. The Company incurred $5.1 million in costs related to the Term Loan. These debt issuance costs are reflected as a reduction of the carrying amount of the Term Loan and are being recognized as interest expense over the term of the Term Loan.
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

The Term Loan credit agreement (the “Term Loan Credit Agreement” and, together with the PNC Credit Agreement, the “Credit Agreements”) contains certain covenants, including requirements to prepay the Term Loan in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, subject to certain reinvestment rights and other exceptions and (ii) 75% of certain excess cash flow of the Company and its subsidiaries beginning in the fiscal year ended March 31, 2023, subject to certain exceptions, including reductions to the percentage of such excess cash flow that is required to prepay the loans to 50% and 0%, based on the Company’s applicable total net leverage ratio. Amounts outstanding under the Term Loan may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): (i) failure to pay principal, interest, or any fees when due; (ii) breach of any representation or warranty, covenant, or other agreement in the Term Loan and other related loan documents; (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or certain of its subsidiaries; (iv) any “Event of Default” with respect to other indebtedness involving an aggregate amount of $3,000,000 or more; (v) any lien created by the Term Loan or any related security documents ceasing to be valid and perfected; (vi) the Term Loan Credit Agreement or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or (vii) a change of control shall occur. Additionally, the Term Loan contains financial covenants relating to minimum liquidity and total net leverage.

On September 30, 2021, the Company amended the PNC Credit Facility. The amendment, among other things (a) extended the maturity date to August 5, 2026; (b) reduced the principal amount of the revolving commitments to a maximum amount equal to the lesser of: (i) $30.0 million or (ii) the amount of the borrowing base, as defined in the PNC Credit agreement;(c) replaced existing debt covenants with net leverage ratio, minimum liquidity and fixed charges coverage ratio covenants; and, (d) removed the requirement to maintain a $5.0 million restricted cash reserve with PNC.

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

As of December 31, 2021, the interest rates on the Term Loan was 6.75% and the interest rate on the PNC Credit Facility was 4.50%. The PNC Credit Facility had a borrowing base of $15.1 million, of which $7.6 million was available at that date. As of March 31, 2021, the Company was required to maintain a $5.0 million restricted cash reserve as part of the PNC Credit Facility, which was presented as long-term restricted cash within the accompanying condensed consolidated balance sheet as of March 31, 2021. The September 30, 2021 amendment to the PNC Credit Facility removed the restricted cash reserve requirement.

Paycheck Protection Program Loan

On April 13, 2020, the Company entered into a Paycheck Protection Program Term Loan (“PPP Loan”) effective April 11, 2020 with PNC in an aggregate principal amount of $10.0 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In July 2021, the Company received notice from PNC that the PPP Loan and related accrued interest was approved for forgiveness in full by the U.S. Small Business Administration (the “SBA”). The Company recorded the amount forgiven as gain on debt extinguishment of $10.0 million in nine months ended December 31, 2021.

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	December 31, 2021	March 31, 2021
Operating lease right-of-use asset	$3,483	$9,383

Other accrued liabilities	1,141	2,581
Operating lease liability	2,714	8,005
Total operating lease liabilities	$3,855	$10,586

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$3,016	$1,018	$5,145	$3,688
Variable lease cost	527	198	877	620
Short-term lease cost	17	37	17	129
Total lease cost	$3,560	$1,253	$6,039	$4,437

Maturity of Lease Liabilities	Operating Leases
2022, excluding the nine months ended December 31, 2021	$451
2023	1,449
2024	1,228
2025	918
2026	444
Thereafter	460
Total lease payments	$4,950
Less: imputed interest	(1,095)
Present value of lease liabilities	$3,855

Lease Term and Discount Rate	December 31, 2021	March 31, 2021
Weighted average remaining operating lease term (years)	3.63	4.53
Weighted average discount rate for operating leases	13.16%	13.96%

Operating cash outflows related to operating leases totaled $3.1 million and $4.4 million for the nine months ended December 31, 2021 and 2020, respectively.

During the quarter ended December 31, 2021, the Company exited an office location which resulted in a reduction of $3.8 million in the right-of-use asset and $3.7 million in the operating lease liability.

NOTE 7: RESTRUCTURING CHARGES
The following table summarizes the restructuring activities for the nine months ended December 31, 2021 and 2020 (in thousands):

Severance and Benefits
Balance as of March 31, 2021	$580
Restructuring costs	850
Adjustments to prior estimates	(28)
Cash payments	(785)
Other non-cash	(20)
Balance as of December 31, 2021	$597

Balance as of March 31, 2020	$—
Restructuring costs	2,837
Cash payments	(2,627)
Balance as of December 31, 2020	$210

NOTE 8: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended December 31,		Nine Months Ended December 31,
2021	2020	2021	2020
8,802	8,311	9,811	7,557

The dilutive impact related to common stock from restricted stock units and warrants is determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units and the exercise of outstanding warrants. The dilutive impact related to common stock from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.

For the three and nine months ended December 31, 2021 there were 0.2 million contingently issuable market based restricted stock units excluded from the calculation of diluted net loss per share as their market conditions had not yet been achieved. For the three and nine months ended December 31, 2020 there were 1.5 million and 0.4 million of contingently issuable market based and performance based restricted stock units excluded from the calculation of diluted net income (loss) per share as their market and performance conditions had not yet been achieved. These shares will be earned based on the Company’s achievement of certain average stock price and performance targets in addition to a time-based vesting period.

NOTE 9: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2021 and 2020 was (12.6)% and (7.3)% and (10.6)% and (5.1)%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2021, including interest and penalties, the Company had $109.2 million of unrecognized tax benefits, $90.6 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2021 the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.4 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2021, $101.4 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.8 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $14.0 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2021, the Company had issued non-cancelable commitments for $66.3 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings, the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” The case pending against Quantum in the Northern District of California remains stayed pending the final outcome in the Delaware Action. On May 4, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. The Court also granted Realtime Data fourteen days to file amended complaints in the Delaware Action where they sought leave to do so. On May 19, 2021, Realtime Data filed amended complaints including revised bases for claims of infringement of the same patents. On June 29, 2021, defendants in the Delaware Action filed a renewed motion to dismiss under Section 101. Realtime Data filed its opposition to the motion to dismiss on July 13, 2021. On August 23, 2021, the Court again reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. Realtime Data has appealed that decision to the Federal Circuit. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote. On September 7, 2021, the case against Quantum in the Northern District of California was stayed pending the outcome of Realtime Data’s appeal in the Delaware Action. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum hid its failure to meet those performance objectives by improperly recognizing revenue in fiscal 2015. Mr. Gacek resigned from the board effective May 1, 2017, and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and an SEC investigation, the settlement of which Quantum previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). On September 14, 2020, defendants filed a motion to dismiss the California action on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. On November 19, 2020, Starboard filed a first amended complaint in which Quantum was not named as a defendant, in effect dismissing Quantum from the California action. On January 8, 2021, Messrs. Gacek and Auvil moved to dismiss the amended complaint in California on grounds of forum non conveniens and the mandatory Delaware forum selection clauses set forth in the contracts between Starboard and Quantum. On March 11, 2021, the California Superior Court stayed the California action. A further status conference in that action is set for March 10, 2022.

On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil. The complaint prays for unspecified damages in an amount to be determined at trial, costs and attorneys’ fees, and any other relief deemed just or appropriate by the court. On May 10, 2021, Quantum filed a motion to dismiss this Delaware action, as did Messrs. Gacek and Auvil. Briefing on the motions ended July 26, 2021. The Court held oral argument on the motions on November 1, 2021 and on January 28, 2022, the Court granted the motions to dismiss the breach of fiduciary duty claims against Messrs. Gacek and Auvil and denied the motions to dismiss the remaining claims. At this time, Quantum is unable to estimate the range of possible outcomes with respect to this matter.

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

No impairment charges were recognized for non-financial assets in the nine months ended December 31, 2021 and 2020. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of December 31, 2021 and 2020. The fair value has been classified as Level 2 within the fair value hierarchy.

	December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$98,750	$98,750	$185,208	$188,471
PNC Credit Facility	7,556	7,556	5,960	5,289

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report and our Annual Report on Form 10-K for the year ended March 31, 2021. In particular, the disclosure contained in Part I, Item 1A in our Annual Report on form 10-K, as updated by Part II, Item 1A in this Quarterly Report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.
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

Highlights from third quarter of fiscal year 2022 included:

•Revenue increased 2% sequentially to $95.3 million and 8% year to date compared to the prior year to $277.6 million.
•We completed the EnCloudEn assets acquisition which will enable us to expand the addressable market for our video surveillance portfolio, offering customers a solution using their server hardware of choice with a flexible subscription-based software model.
•We announced a new collaboration and Remote Editing Solution for Adobe Premiere Pro Users.
•We announced a partnership with IBM on the next generation of LTO technology in which we will collaborate with IBM in its development of LTO-10 tape drives and media in order to accelerate time-to-market, capacity, and performance.
•We were awarded one Platinum and one Gold 'ASTORS' Homeland Security Award from American Security Today. The Annual 'ASTORS' Awards Program, is specifically designed to honor distinguished government and vendor solutions that deliver enhanced value, benefit, and intelligence to end-users in a variety of government, homeland security, enterprise, and public safety vertical markets.

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

In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted mitigation practices at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and decreasing employee travel.

We have seen a gradual stabilization in our business during the second half of fiscal 2021 and into fiscal 2022 as customers increasingly adapted to the COVID-19 environment. However, COVID-19 has caused a significant disruption to the global supply chain, which continues to have a negative impact on our business. Before the current disruptions in the global supply chain our historical backlog was very limited and typically represented less than 5% of quarterly revenues. During our third fiscal quarter our backlog grew to $62 million from $50 million at the end of the prior quarter and $30 million as of June 30, 2021. Approximately $50 million of the ending backlog represented tape products a majority of which is for orders from our hyperscale customers. This unprecedented backlog is a result of the strong demand we have been seeing across our business but limited by the ongoing supply constraints. We anticipate that supply chain constraints will remain challenging, limiting our ability to ship against all customer demand and recognize a meaningful portion of the current backlog.

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

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Total revenue	$95,344	$98,023	$277,623	$257,149
Total cost of revenue (1)	60,134	55,744	166,746	145,284
Gross profit	35,210	42,279	110,877	111,865
Operating expenses
Research and development (1)	14,607	9,589	38,287	29,983
Sales and marketing (1)	16,714	15,294	46,128	40,019
General and administrative (1)	10,538	11,103	33,830	32,928
Restructuring charges	576	200	850	2,837
Total operating expenses	42,435	36,186	119,095	105,767
Income (loss) from operations	(7,225)	6,093	(8,218)	6,098
Other expense, net	(150)	(698)	(223)	(1,395)
Interest expense	(2,431)	(7,808)	(9,387)	(21,823)
Loss on debt extinguishment, net	—	—	(4,960)	—
Net loss before income taxes	(9,806)	(2,413)	(22,788)	(17,120)
Income tax provision	1,254	256	1,678	877
Net loss	$(11,060)	$(2,669)	$(24,466)	$(17,997)
(1) Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$208	$172	$799	$569
Research and development	1,935	186	4,798	1,249
Sales and marketing	655	474	1,768	1,306
General and administrative	1,509	1,046	3,215	3,304
Total	$4,307	$1,878	$10,580	$6,428

Comparison of the Three Months Ended December 31, 2021 and 2020

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$13,791	14	$23,654	24	$(9,863)	(42)
Secondary storage systems	30,630	32	25,311	26	5,319	21
Devices and media	14,101	15	14,056	14	45	—
Total product revenue	58,522	61	63,021	64	(4,499)	(7)
Service revenue	33,162	35	31,169	32	1,993	6
Royalty revenue	3,660	4	3,833	4	(173)	(5)
Total revenue	$95,344	100	$98,023	100	$(2,679)	(3)

Product revenue
In the three months ended December 31, 2021, product revenue decreased $4.5 million, or 7%, as compared to the same period in 2020. Primary storage systems decreased $9.9 million, or 42%, primarily as a result of delayed purchase cycles with some government customers in addition to our transition to a recurring software subscription licensing model which results in a shift from product to services revenue. Secondary storage systems increased $5.3 million, or 21%, driven by higher demand in our hyperscale, backup and archive use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue increased 6% in the three months ended December 31, 2021 compared to the same period in 2020 driven partially by growing sales of our recurring software subscription offerings as well as service revenue associated with newly acquired businesses.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.2 million, or 5%, in the three months ended December 31, 2021 compared to the same period in 2020 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2021	Gross margin %	2020	Gross margin %	$ Change	Basis point change
Product gross profit	$13,404	22.9	$19,710	31.3	$(6,306)	(840)
Service gross profit	18,146	54.7	18,736	60.1	(590)	(540)
Royalty gross profit	3,660	100.0	3,833	100.0	(173)	—
Gross profit	$35,210	36.9	$42,279	43.1	$(7,069)	(620)

Product Gross Margin
Product gross margin decreased 840 basis points for the three months ended December 31, 2021, as compared with the same period in 2020. This decrease was due primarily to recent cost surges in materials across our global supply chain. We expect these cost increases to continue for the foreseeable future and are taking proactive measures to address the impact these cost increases could have on our business in the future.
Service Gross Margin
Service gross margins decreased 540 basis points for the three months ended December 31, 2021, as compared with the same period in 2020. This was partially driven by cost pressures as a result of certain constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Research and development	$14,607	15.3	$9,589	9.8	$5,018	52
Sales and marketing	16,714	17.5	15,294	15.6	1,420	9
General and administrative	10,538	11.1	11,103	11.3	(565)	(5)
Restructuring charges	576	0.6	200	0.2	376	188
Total operating expenses	$42,435	44.5	$36,186	36.9	$6,249	17

In the three months ended December 31, 2021, research and development expense increased $5.0 million, or 52%, as compared with the same period in 2020. This increase was primarily driven by an increase in personnel costs due to increased headcount due to acquisitions occurring during the current fiscal year.
In the three months ended December 31, 2021, sales and marketing expenses increased $1.4 million, or 9%, as compared with the same period in 2020. This increase was driven by increased headcount as we invest in strategic areas to accelerate growth. This increase in headcount includes those employees added through acquisitions over the year. Both marketing expense and travel expense have also increased over the prior year as COVID-19 restrictions ease.
In the three months ended December 31, 2021, general and administrative expenses decreased $0.6 million, or 5%, as compared with the same period in 2020. This decrease was driven by offsets between reduced IT liabilities and increased intangible amortization from recent acquisitions. The decrease was also partially driven by reduced facilities expenses as we continue to optimize our physical footprint.
In the three months ended December 31, 2021, restructuring expenses increased $0.4 million, or 188%, as compared with the same period in 2020. The increase was the result of certain strategic restructuring activities.

Other Income (Expense)

	Three Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Other income (expense)	$(150)	0	$(698)	(1)	$548	79
Interest expense	(2,431)	3	(7,808)	8	5,377	69

The decrease in other income (expense), net during the three months ended December 31, 2021 compared with the same period in 2020 was related primarily to fluctuations in foreign currency exchange rates.
In the three months ended December 31, 2021, interest expense decreased $5.4 million, or 69%, as compared with the same period in 2020 due to a lower principal balance and a lower effective interest rate on our Term Loan.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Income tax provision	$1,254	1	$256	1	$998	390

The income tax provision for the three months ended December 31, 2021 and 2020is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2021 and 2020
Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	41,787	15%	$54,478	21%	$(12,691)	(23)%
Secondary storage systems	85,093	31	62,705	24	22,388	36
Devices and media	38,428	14	36,374	14	2,054	6
Total product revenue	$165,308	60%	$153,557	60%	$11,751	8
Service revenue	100,352	36	93,049	36	7,303	8
Royalty revenue	11,963	4	10,543	4	1,420	13
Total revenue	$277,623	100%	$257,149	100%	$20,474	8

Product revenue
In the nine months ended December 31, 2021, product revenue increased $11.8 million, or 8%, as compared to the same period in 2020. Secondary storage systems represented $22.4 million of the increase, driven primarily by a growing customer base in the hyperscale segment. Devices and media represented $2.1 million of the increase, driven by higher volume of LTO media sold through our high-volume channel partners. Primary storage systems decreased $12.7 million driven primarily by delayed purchase cycles with some government customers in addition to our transition to a recurring software subscription licensing model which results in a shift from product to services revenue.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service revenue increased $7.3 million, or 8%, in the nine months ended December 31, 2021 compared to the same period in 2020, driven partially by the increase in recurring software subscription revenue. Growth is also driven by a higher level of installation and professional services attached to our product sales.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue increased $1.4 million, or 13%, in the nine months ended December 31, 2021 compared to the same period in 2020 due to higher overall market volume of LTO media.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2021	Gross margin %	2020	Gross margin %	$ Change	Basis point change
Product gross profit	$40,326	24.4%	$44,866	29.2%	$(4,540)	(480)
Service gross profit	58,588	58.4	56,456	60.7	2,132	(230)
Royalty gross profit	11,963	100.0	10,543	100.0	1,420	—
Gross profit	$110,877	39.9%	$111,865	43.5%	$(988)	(360)

Product Gross Margin
Product gross margin decreased 480 basis points for the nine months ended December 31, 2021, as compared with the same period in 2020. This decrease was due primarily to recent cost surges in materials across our global supply chain.
Service Gross Margin
Service gross margin decreased 230 basis points for the nine months ended December 31, 2021, as compared with the same period in 2020. This decrease was primarily due to cost pressures as a result of constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Nine Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Research and development	$38,287	13.7%	$29,983	11.7%	$8,304	28%
Sales and marketing	46,128	16.6	40,019	15.6	6,109	15
General and administrative	33,830	12.2	32,928	12.8	902	3
Restructuring charges	850	0.3	2,837	1.1	(1,987)	(70)
Total operating expenses	$119,095	42.9%	$105,767	41.1%	$13,328	13

In the nine months ended December 31, 2021, research and development expense increased $8.3 million, or 28%, as compared with the same period in 2020. This increase was primarily driven by an increase in personnel costs due to increased headcount due to acquisitions occurring during the current fiscal year.
In the nine months ended December 31, 2021, sales and marketing expenses increased $6.1 million, or 15%, as compared with the same period in 2020. This increase was driven by increased headcount as we invest in strategic areas to accelerate growth. This increase in headcount includes those employees added through acquisitions over the year. Both marketing expense and travel expense have also increased over the prior year as COVID-19 restrictions ease.
In the nine months ended December 31, 2021, general and administrative expenses increased $0.9 million, or 3%, as compared with the same period in 2020. This increase was due primarily to increased legal and other expenses related to our long-term debt amendments and business acquisition related activities.

In the nine months ended December 31, 2021, restructuring expenses decreased $2.0 million, or 70%, as compared with the same period in 2020. The decrease was the result of a reduction in workforce to improve operational efficiency and rationalize our cost structure in the prior year.

Other Income (Expense)

	Nine Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Other income (expense)	$(223)	0	$(1,395)	(1)%	$1,172	84%
Interest expense	(9,387)	(3)	(21,823)	(8)	12,436	(57)
Loss on debt extinguishment, net	(4,960)	(2)	—	—	(4,960)	n/a

The change in other income (expense), net during the nine months ended December 31, 2021 and 2020 was related primarily to fluctuations in foreign currency exchange rates.

In the nine months ended December 31, 2021, interest expense decreased $12.4 million, or 57%, as compared with the same period in 2020 due primarily to a lower principal balance and a lower effective interest rate on our Term Loan.

Loss on debt extinguishment, net during the nine months ended December 31, 2021 was related to prepayment of our Senior Secured Term Loan that occurred during the period offset by the $10.0 million gain on the forgiveness of the Paycheck Protection Program loan.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2021	% of revenue	2020	% of revenue	$ Change	% Change
Income tax provision	$1,678	1%	$877	—%	$801	91%

The income tax provision for the nine months ended December 31, 2021 and 2020 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $4.0 million as of December 31, 2021, which consisted primarily of bank deposits and money market accounts.
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our PNC Credit Facility. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We are subject to the risks arising from COVID-19 which have caused substantial financial market volatility and have adversely affected both the U.S. and the global economy. We believe that these social and economic impacts have had a negative effect on sales due to disruptions in our supply chain and a decline in our customers' ability or willingness to purchase our products and services. We have also been impacted by significant increases in the procurement cost of certain materials which has negatively impacted our margins. The extent of the impact will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. We expect the impact of COVID-19 to continue to have a significant impact on our liquidity and capital resources.
We are subject to various debt covenants under our Credit Agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. As of December 31, 2021, we were in compliance with our debt covenants. However, we believe the challenges that we have experienced in recent periods with our supply chain, including challenges sourcing components for our products and increased costs, will continue to negatively impact our results of operations and liquidity for the foreseeable future. As a result, we are working with our lenders to address any potential future covenant compliance issues as well as any potential need for additional liquidity. We believe this is the prudent course to take at this time to address any potential issues as we attempt to work through and address the temporary headwinds from supply chain. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Term Loan
On August 5, 2021, we entered into a senior secured term loan to borrow an aggregate of $100.0 million, (the “Term Loan”). A portion of the proceeds were used to repay in full all outstanding borrowings under the Senior Secured Term Loan. Borrowings under the Term Loan mature on August 5, 2026. Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the closing date of the Term Loan and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis.

Revolving Credit Facility
On September 30, 2021, we amended the PNC Credit Facility. The amendment, among other things (a) extended the maturity date to August 5, 2026; (b) reduced the principal amount of the revolving commitments to a maximum amount equal to the lesser of: (i) $30.0 million or (ii) the amount of the borrowing base, as defined in the PNC Credit agreement;(c) replaced existing debt covenants with net leverage ratio, minimum liquidity and fixed charges coverage ratio covenants; and, (d) removed the requirement to maintain a $5.0 million restricted cash reserve with PNC.

Paycheck Protection Program Loan
In July 2021, we received notice from PNC that the Paycheck Protection Program Loan and related accrued interest was approved for forgiveness in full by the U.S. Small Business Administration. We recorded the amount forgiven as gain on debt extinguishment of $10.0 million in the nine months ended December 31, 2021.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(26,681)	$(20,264)
Investing activities	(11,779)	(7,301)
Financing activities	9,646	32,755
Effect of exchange rate changes	12	(62)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(28,802)	$5,128

Cash Used In Operating Activities

Net cash used in operating activities was $26.7 million for the nine months ended December 31, 2021. This use of cash was primarily attributable to changes in working capital of $24.3 million driven by increases in manufacturing and service part inventories of $13.0 million, a decrease in deferred revenue of $8.6 million and a net change in other assets and liabilities of $12.2 million which includes an increase in prepaid inventory of approximately $5.5 million in order to secure manufacturing materials. These were partially offset by a decrease in accounts receivable of $7.0 million and a $5.4 million increase in accounts payable. The decrease in deferred revenue reflects the seasonal nature of service contract renewals.

Net cash used in operating activities was $20.3 million for the nine months ended December 31, 2020. This use of cash is primarily attributable to changes in working capital of $24.5 million driven by an increase in manufacturing and service inventory of $12.3 million, a decrease in deferred revenue of $9.7 million, and a decrease in accounts payable of $7.0 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals which peak in the fourth fiscal quarter.

Cash Used in Investing Activities

Net cash used in investing activities was $11.8 million in the nine months ended December 31, 2021, which was primarily attributable to cash paid for our acquisition of Pivot3 of $5.0 million and capital expenditures of $2.8 million.

Net cash used in investing activities was $7.3 million in the nine months ended December 31, 2020, which included approximately $2.6 million related to the Square Box Systems acquisition and capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $9.6 million in the nine months ended December 31, 2021, which was related primarily to borrowings under our credit facility, and proceeds from the new Term Loan offset by the repayment in full of the Senior Secured Term Loan.

Net cash provided by financing activities was $32.8 million in the nine months ended December 31, 2020 which included Senior Secured Term Loan borrowings of $19.4 million (net of lender fees of $0.6 million), $10.0 million in borrowings under the Paycheck Protection Program and the net pay-down of our PNC Credit Facility.

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

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2021 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement, dated September 30, 2021, between the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	8-K	10/06/21	10.1
10.2	First Amendment to Term Loan Credit and Security Agreement, dated September 30, 2021, among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent	8-K	10/6/21	10.2
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101	Interactive data files				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

February 9, 2022	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

February 9, 2022	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)