Form 10-Q
period 2022-06-30
QUANTUM CORP /DE/
filed 2022-08-04
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of the close of business on August 1, 2022, there were 102,667,712 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,528	$5,210
Restricted cash	255	283
Accounts receivable, net of allowance for doubtful accounts of $195 and $422	64,909	69,354
Manufacturing inventories	32,642	33,546
Service parts inventories	25,129	24,254
Prepaid expenses	10,715	7,853
Other current assets	4,574	4,697
Total current assets	164,752	145,197
Property and equipment, net	14,093	12,853
Intangible assets, net	8,420	9,584
Goodwill	12,969	12,969
Right-of-use assets, net	10,641	11,107
Other long-term assets	10,796	9,925
Total assets	$221,671	$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$33,867	$34,220
Deferred revenue	74,267	86,517
Long-term debt, current portion	5,000	4,375
Accrued compensation	14,531	16,141
Other accrued liabilities	14,157	16,562
Total current liabilities	141,822	157,815
Deferred revenue	40,196	41,580
Revolving credit facility	17,300	17,735
Long-term debt, net of current portion	69,195	89,448
Operating lease liabilities	9,932	9,891
Other long-term liabilities	12,013	11,849
Total liabilities	290,458	328,318
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 90,606 and 60,433 shares issued and outstanding	907	605
Additional paid-in capital	714,128	645,038
Accumulated deficit	(781,123)	(770,903)
Accumulated other comprehensive loss	(2,699)	(1,423)
Total stockholders’ deficit	(68,787)	(126,683)
Total liabilities and stockholders’ deficit	$221,671	$201,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2022	2021
Revenue:
Product	$60,211	$52,131
Service and subscription	33,423	32,831
Royalty	3,440	4,137
Total revenue	97,074	89,099
Cost of revenue:
Product	47,921	38,741
Service and subscription	15,105	13,080
Total cost of revenue	63,026	51,821
Gross profit	34,048	37,278
Operating expenses:
Research and development	12,125	11,291
Sales and marketing	15,962	13,952
General and administrative	12,314	11,825
Restructuring charges	725	266
Total operating expenses	41,126	37,334
Loss from operations	(7,078)	(56)
Other income (expense), net	751	(198)
Interest expense	(2,091)	(3,886)
Loss on debt extinguishment	(1,392)	—
Net loss before income taxes	(9,810)	(4,140)
Income tax provision	410	13
Net loss	$(10,220)	$(4,153)
Deemed dividend on warrants	(389)	—
Net loss attributable to common stockholders	$(10,609)	$(4,153)

Net loss per share attributable to common stockholders	$(0.13)	$(0.07)
Weighted average shares - basic and diluted	83,641	57,129

Net loss	$(10,220)	$(4,153)
Foreign currency translation adjustments, net	(1,276)	267
Total comprehensive loss	$(11,496)	$(3,886)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(10,220)	$(4,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,586	1,809
Amortization of debt issuance costs	336	1,004
Loss on debt extinguishment	992	—
Provision for product and service inventories	1,631	976
Stock-based compensation	3,069	3,201
Other	(1,469)	326
Changes in assets and liabilities:
Accounts receivable, net	4,677	15,207
Manufacturing inventories	(412)	(3,769)
Service parts inventories	(1,384)	(588)
Accounts payable	(175)	(3,178)
Accrued restructuring charges	39	(454)
Accrued compensation	(1,610)	(4,852)
Deferred revenue	(13,634)	(6,306)
Other current assets	(2,739)	(5,291)
Other non-current assets	(261)	41
Other current liabilities	64	(1,545)
Other non-current liabilities	164	706
Net cash used in operating activities	(18,346)	(6,866)
Investing activities
Purchases of property and equipment	(3,036)	(1,150)
Deferred business acquisition payment	(2,000)	—
Net cash used in investing activities	(5,036)	(1,150)
Financing activities
Repayments of long-term debt and payment of amendment fees	(20,846)	(463)
Borrowings of credit facility	109,740	56,544
Repayments of credit facility and payment of amendment fees	(110,575)	(56,544)
Proceeds from issuance of common stock, net	66,324	—
Net cash provided by financing activities	44,643	(463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(14)
Net change in cash, cash equivalents and restricted cash	21,290	(8,493)
Cash, cash equivalents, and restricted cash at beginning of period	5,493	33,137
Cash, cash equivalents, and restricted cash at end of period	$26,783	$24,644
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$26,528	$19,102
Restricted cash, current	255	542
Restricted cash, long-term	—	5,000
Cash, cash equivalents and restricted cash at the end of period	$26,783	$24,644
Supplemental disclosure of cash flow information
Cash paid for interest	$1,863	$2,860
Cash paid for income taxes, net	$115	$294
Non-cash transactions
Purchases of property and equipment included in accounts payable	$133	$146
Transferred of manufacturing inventory to services inventory	$890	$411
Transfer of manufacturing inventory to property and equipment	$193	$65
Paid-in-kind interest	$319	$—
Deemed dividend on warrants	$389	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(4,153)	—	(4,153)
Foreign currency translation adjustments, net	—	—	—	—	267	267
Shares issued under employee stock purchase plan	365	3	(3)	—	—	—
Stock-based compensation	—	—	3,201	—	—	3,201
Balance, June 30, 2021	57,280	$573	$629,862	$(742,776)	$(589)	$(112,930)

Balance, March 31, 2022	60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss	—	—	—	(10,220)	—	(10,220)
Foreign currency translation adjustments, net	—	—	—	—	(1,276)	(1,276)
Shares issued under employee stock purchase plan	173	2	(2)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	66,023	—	—	66,323
Stock-based compensation	—	—	3,069	—	—	3,069
Settlement of warrant down round provision	—	—	389	—	—	389
Deemed dividend on warrants	—	—	(389)	—	—	(389)
Balance, June 30, 2022	90,606	$907	$714,128	$(781,123)	$(2,699)	$(68,787)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), is a leader in storing and managing digital video and other forms of unstructured data, delivering top streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drives, (“HDD”), tape, the cloud, and video surveillance are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2022, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three months ended June 30, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Recently Adopted Accounting Pronouncement

None.

NOTE 2: REVENUE

Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.

In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Three Months Ended June 30,
	2022	2021
Americas[1]
Primary storage systems	$11,414	$7,194
Secondary storage systems	22,719	16,712
Device and media	4,972	6,521
Service and subscription	20,145	20,193
Total revenue	59,250	50,620

EMEA
Primary storage systems	2,846	2,777
Secondary storage systems	7,844	7,760
Device and media	5,063	5,381
Service and subscription	11,017	10,813
Total revenue	26,770	26,731

APAC
Primary storage systems	1,298	1,341
Secondary storage systems	2,475	3,733
Device and media	1,580	712
Service and subscription	2,261	1,825
Total revenue	7,614	7,611

Consolidated
Primary storage systems	15,558	11,312
Secondary storage systems	33,038	28,205
Device and media	11,615	12,614
Service and subscription	33,423	32,831
Royalty[2]	3,440	4,137
Total revenue	$97,074	$89,099

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2022 (in thousands):

June 30, 2022
Contract liabilities (deferred revenue)	$114,463
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	31,789

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2022	$98,394	$42,146	$140,540

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	June 30, 2022	March 31, 2022
Finished goods	$11,802	$14,607
Work in progress	2,066	2,546
Raw materials	18,774	16,393
Total manufacturing inventories	$32,642	$33,546

Service parts inventories

	June 30, 2022	March 31, 2022
Finished goods	$19,876	$19,234
Component parts	5,253	5,020
Total service parts inventories	$25,129	$24,254

Intangibles, net

	June 30, 2022			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,208	$(3,955)	$5,253	$9,208	$(3,121)	$6,087
Customer lists	4,600	(1,433)	3,167	4,600	(1,103)	3,497
Intangible assets, net	$13,808	$(5,388)	$8,420	$13,808	$(4,224)	$9,584

Intangible assets amortization expense was $1.2 million and $0.5 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 2.2 years.

As of June 30, 2022, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2023	$3,404
2024	3,417
2025	1,599
Thereafter	—
Total	$8,420

Goodwill

As of June 30, 2022 and March 31, 2022, goodwill was $13.0 million. There were no impairments to goodwill during the quarters ended June 30, 2022 and 2021.

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Term Loan	$78,417	$98,723
PNC Credit Facility	17,300	17,735
Less: current portion	(5,000)	(4,375)
Less: unamortized debt issuance costs (1)	(4,222)	(4,899)
Long-term debt, net	$86,495	$107,184
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

On December 27, 2018, the Company entered into a senior secured term loan (the "Senior Secured Term Loan”) and amended its existing PNC Bank Credit Facility Agreement (the "PNC Credit Facility"). On February 11, 2021, the Company prepaid $92.3 million of its outstanding Senior Secured Term Loan.
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
On April 25, 2022, the Company entered into amendments to the Term Loan and the PNC Credit Facility. The Term Loan amendment, among other things, (a) amended the total net leverage ratio financial covenant and the minimum liquidity financial covenant commencing with the fiscal quarter ended June 30, 2022; and; (b) replaced the benchmark rate for LIBOR Rate Loans with a rate based on the Secured Overnight Financing Rate ("SOFR"). The amendment to the Term Loan was accounted for as a modification. The Company incurred $0.4 million in costs related to the modification which are reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term.
Loans under the Term Loan designated as ABR Loans bear interest at a rate per annum equal to the greatest of (i) 1.75%, (ii) the Federal funds rate plus 0.50%; (iii) the SOFR Rate based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 6.00%. The SOFR Rate is subject to a floor of 0.75%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.
The PNC Credit Facility amendment, among other things, (a) increased the principal amount of revolving commitments from $30.0 million to $40.0 million; (b) waived compliance with the fixed charge coverage ratio financial covenant until the fiscal quarter ended March 31, 2025; (c) amended the total net leverage ratio financial covenant and the minimum liquidity financial covenant commencing with the fiscal quarter ended June 30, 2022; and (d) replaced the benchmark rate for PNC LIBOR Rate Loans with a rate based on SOFR. The amendment to the PNC Credit Facility was accounted for as a modification. The Company incurred $0.4 million in costs which were recorded to other assets and amortized to interest expense over the remaining term of the agreement.

Loans designated as PNC SOFR Loans bear interest at a rate per annum equal to the SOFR Rate plus 2.75% until December 31, 2023 and thereafter between 2.25% and 2.75% determined based on the Company’s Total Net Leverage Ratio, (as defined in the PNC Credit Facility Agreement) for the most recently completed fiscal quarter (the "PNC SOFR Loan Interest Rate"). Loans under the PNC Credit Facility designated as PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR Rate plus 1.0%, plus 1.75% until December 31, 2023 and thereafter between 1.25% and 1.75% determined based on the Company’s Total Net Leverage Ratio (the “PNC Domestic Loan Interest Rate”).
With respect to any PNC SOFR Rate Loan, the Company has agreed to pay affiliates of certain Term Loan lenders a fee equal to a percentage per annum equal to the sum of (x) 6.50%, minus (y) the PNC SOFR Loan Interest Rate, plus (z) if the SOFR Rate applicable to such interest payment is less than 0.75%, (i) 0.75% minus (ii) such SOFR Rate. With respect to any Domestic Rate Loan or Swing Loan, the Company has agreed to pay an affiliate of certain Term Loan lenders a fee equal to a percentage per annum equal to the sum of (x) 5.50%, minus (y) the PNC Domestic Loan Interest Rate, plus (z) if the Alternative Base Rate applicable to such interest payment is less than 1.00%, (i) 1.00% minus (ii) such Alternative Base Rate.
During the first fiscal quarter ending June 30, 2022, the Company recorded a loss on debt extinguishment of $1.4 million related to a $20.0 million prepayment of the Term Loan which was comprised of a $0.4 million prepayment penalty and the write-off of unamortized debt issuance costs of $1.0 million.
As of June 30, 2022, the interest rate on the Term Loan was 7.01% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 6.50% and for LIBOR Loans was 2.61%. As of June 30, 2022, the PNC Credit Facility had a borrowing base of $29.1 million, of which $11.8 million was available at that date.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	June 30, 2022	March 31, 2022
Operating lease right-of-use asset	$10,641	$11,107

Other accrued liabilities	1,521	1,727
Operating lease liability	9,932	9,891
Total operating lease liabilities	$11,453	$11,618

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2022	2021
Operating lease cost	$1,026	$1,135
Variable lease cost	158	174
Total lease cost	$1,184	$1,309

Maturity of Lease Liabilities	Operating Leases
Remainder of 2023	$2,139
2024	2,203
2025	1,940
2026	1,512
2027	1,411
Thereafter	14,560
Total lease payments	$23,765
Less: imputed interest	(12,312)
Present value of lease liabilities	$11,453

Lease Term and Discount Rate	June 30, 2022	March 31, 2022
Weighted average remaining operating lease term (years)	11.18	10.88
Weighted average discount rate for operating leases	12.9%	12.9%

Operating cash outflows related to operating leases totaled $0.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively.

NOTE 6: COMMON STOCK
Common Stock Rights Offering

On April 25, 2022, the Company completed a rights offering of 30 million shares of its common stock for $2.25 per share (the “Rights Offering”). The proceeds net of offering expenses was $66.3 million. A portion of the proceeds from the Rights Offering was used to prepay $20.0 million of the Company’s Term Loan.

Warrants

As of the date of the Rights Offering, the Company had outstanding warrants to purchase 7,110,616 shares of the Company’s common stock at an exercise price of $1.33 per share and outstanding warrants to purchase 3,400,000 shares of the Company's common stock at an exercise price of $3.00 per share (the “$3.00 Warrants"). The exercise price and the number of shares underlying these warrants are subject to adjustment in the event of specified events, including dilutive issuances of common stock linked equity instruments at a price lower than the exercise price of the warrants, a subdivision or combination of the Company’s common stock, a reclassification of the Company’s common stock or specified dividend payments (the “Down Round Feature”).

On April 25, 2022, the Down Round Feature was triggered for the $3.00 Warrants due to the price per share received in the Rights Offering. The exercise price for the $3.00 Warrants was adjusted to $2.79 per share and an additional 256,113 warrants were subsequently issued with an exercise price of $2.79. The Company calculated the difference between the $3.00 Warrants’ fair value before and after the Down Round Feature was triggered using the original exercise price and the new exercise price in addition to the value of the newly issued warrants. The difference in fair value of the effect of the Down Round Feature of $0.4 million was reflected as a deemed dividend and a reduction to income available to common stockholders in the basic earnings per share calculation. The Company used the Black-Scholes-Merton option-pricing model to determine the fair value of the deemed dividend. The assumptions used in the model are as follows: dividend rate of 0%;, expected term of 8 years; volatility of 56%; and a risk-free rate 2.85%.

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended June 30,
2022	2021
2,849	11,436

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

NOTE 8: INCOME TAXES
The effective tax rate for the three months ended June 30, 2022 and 2021 was (4.2)% and (0.3)%. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2022, including interest and penalties, the Company had $101.5 million of unrecognized tax benefits, $82.9 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2022 the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2022, $94.0 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.5 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $10.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2022, the Company had issued non-cancelable commitments for $50.9 million to purchase inventory from its contract manufacturers and suppliers.

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

No impairment charges were recognized for non-financial assets in the three months ended June 30, 2022 and 2021. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of June 30, 2022 and 2021. The fair value has been classified as Level 2 within the fair value hierarchy.

	June 30,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$78,417	$78,417	$91,963	$97,047
PNC Credit Facility	17,300	17,300	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report and our Annual Report on Form 10-K for the year ended March 31, 2022. In particular, the disclosure contained in Part I, Item 1A in our Annual Report on form 10-K, as updated by Part II, Item 1A in this Quarterly Report, may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources.
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

COVID-19 and Macroeconomic Conditions

COVID-19 has caused a significant disruption to the global supply chain, which continues to have a negative impact on our business. Before the current disruptions in the global supply chain our historical backlog was very limited and typically represented less than 5% of quarterly revenues. However, in fiscal 2022 continuing into fiscal 2023, our backlog has grown significantly, which has been driven primarily by our receipt of large purchase orders and our inability to satisfy those orders within our typical shipping timeline due to supply chain constraints. For example, as of June 30, 2022, our backlog was $46.8 million and has increased to $67.2 million as of July 31, 2022. The changes in our backlog are a result of the timing of receipt of large purchase orders. We anticipate that supply chain constraints will remain challenging, limiting our ability to ship against all customer demand and recognize a meaningful portion of the current backlog.

In addition, the instability of global economic conditions, inflationary risks, military actions and armed conflicts and associated increased international trade regulations are adding to the uncertainty of our business. These adverse conditions could result in reductions in sales of our products and subscriptions for our services, longer sales cycles, increased costs to manufacture our products and increased price competition. Also, certain of our customers and partners have been and others may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us or require us to extend their payment terms. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations and overall financial performance.

We will continue to actively monitor the impact of COVID-19 and global economic conditions and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. See Part II, Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K for information regarding the risks we face as a result of the COVID-19 pandemic and an uncertain global economy.
.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2022	2021
Total revenue	$97,074	$89,099
Total cost of revenue (1)	63,026	51,821
Gross profit	34,048	37,278
Operating expenses
Research and development (1)	12,125	11,291
Sales and marketing (1)	15,962	13,952
General and administrative (1)	12,314	11,825
Restructuring charges	725	266
Total operating expenses	41,126	37,334
Loss from operations	(7,078)	(56)
Other income (expense), net	751	(198)
Interest expense	(2,091)	(3,886)
Loss on debt extinguishment	(1,392)	—
Net loss before income taxes	(9,810)	(4,140)
Income tax provision	410	13
Net loss	$(10,220)	$(4,153)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2022	2021
Cost of revenue	$310	$293
Research and development	1,158	1,532
Sales and marketing	451	500
General and administrative	1,150	876
Total	$3,069	$3,201

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$15,558	16	$11,312	13	$4,246	38
Secondary storage systems	33,038	34	28,205	32	4,833	17
Devices and media	11,615	12	12,614	14	(999)	(8)
Total product revenue	60,211	62	52,131	59	8,080	15
Service and subscription	33,423	34	32,831	37	592	2
Royalty	3,440	4	4,137	5	(697)	(17)
Total revenue	$97,074	100	$89,099	101	$7,975	9

Product revenue

In the three months ended June 30, 2022, product revenue increased $8.1 million, or 15%, as compared to the same period in 2021. Primary storage systems increased $4.2 million, or 38%, primarily driven from increased sales of our video surveillance solutions. Secondary storage systems increased $4.8 million, or 17%, driven by higher demand in hyperscale use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue increased 2% in the three months ended June 30, 2022 compared to the same period in 2021 driven partially by growing sales of our recurring software subscription offerings as well as service revenue associated with newly acquired businesses.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.7 million, or 17%, in the three months ended June 30, 2022 compared to the same period in 2021 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended June 30,
(dollars in thousands)	2022	Gross margin %	2021	Gross margin %	$ Change	Basis point change
Product	$12,290	20.4	$13,390	25.7	$(1,100)	(530)
Service and subscription	18,318	54.8	19,751	60.2	(1,433)	(540)
Royalty	3,440	100.0	4,137	100.0	(697)	—
Gross profit	$34,048	35.1	$37,278	41.8	$(3,230)	(670)

Product Gross Margin
Product gross margin decreased 530 basis points for the three months ended June 30, 2022, as compared with the same period in 2021. This decrease was due primarily to recent cost increases in materials across our global supply chain. We expect these cost increases to continue for the foreseeable future and are taking proactive measures to address the impact these cost increases could have on our business in the future.
Service and Subscription Gross Margin
Service and subscription gross margins decreased 540 basis points for the three months ended June 30, 2022, as compared with the same period in 2021. This was partially driven by cost pressures as a result of certain constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Research and development	$12,125	12.5	$11,291	12.7	$834	7
Sales and marketing	15,962	16.4	13,952	15.7	2,010	14
General and administrative	12,314	12.7	11,825	13.3	489	4
Restructuring charges	725	0.7	266	0.3	459	173
Total operating expenses	$41,126	42.4	$37,334	41.9	$3,792	10

In the three months ended June 30, 2022, research and development expense increased $0.8 million, or 7%, as compared with the same period in 2021. This increase was primarily driven by an increase in personnel costs due to increased headcount from acquisitions.
In the three months ended June 30, 2022, sales and marketing expenses increased $2.0 million, or 14%, as compared with the same period in 2021. This increase was driven by increased headcount as we invest in strategic areas to accelerate growth. This increase in headcount includes those employees added through acquisitions over the year. Both marketing expense and travel expense have also increased over the prior year as COVID-19 restrictions ease.
In the three months ended June 30, 2022, general and administrative expenses increased $0.5 million, or 4%, as compared with the same period in 2021. This increase was largely driven by increased intangible amortization from recent acquisitions.
In the three months ended June 30, 2022, restructuring expenses increased $0.5 million, or 173%, as compared with the same period in 2021. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Other income (expense)	$751	1	$(198)	—	$949	479

The decrease in other income (expense), net during the three months ended June 30, 2022 compared with the same period in 2021 was related primarily to fluctuations in foreign currency exchange rates.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Interest expense	(2,091)	2	(3,886)	4	1,795	46

In the three months ended June 30, 2022, interest expense decreased $1.8 million, or 46%, as compared with the same period in 2021 due to a lower principal balance and a lower effective interest rate on our Term Loan.

Loss on debt extinguishment

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Loss on debt extinguishment	(1,392)	1	—	—	(1,392)	n/a

In the three months ended June 30, 2022, loss on debt extinguishment of $1.4 million was related to prepayment of our Term Loan.

Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Income tax provision	$410	—	$13	—	$397	3,054

The income tax provision for the three months ended June 30, 2022 and 2021 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our PNC Credit Facility. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We are subject to the risks arising from COVID-19 and substantial financial market volatility which have adversely affected both the U.S. and the global economy. We have experienced negative impacts on sales due to global supply chain constraints, inflationary concerns and overall uncertainty in the macroeconomic environment which has resulted in a significant increase in our sales backlog compared to our historical levels. The extent of the impacts will depend, in part, on how long the negative trends in customer demand and supply chain levels will continue. We expect the impact of COVID-19 and market instability to continue to have a significant impact on our liquidity and capital resources.
We had cash and cash equivalents of $26.5 million as of June 30, 2022, which consisted primarily of bank deposits and money market accounts. As of June 30, 2022 we had $11.8 million available to borrow under the PNC Credit Facility.
We are subject to various debt covenants under our debt agreements including a net leverage covenant and a $25 million minimum liquidity covenant . Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On April 25, 2022, we amended the covenant levels for our financial covenants under our term debt and PNC Credit Facility. We believe we were in compliance with all covenants under our debt agreements as of the date of filing of this Quarterly Report on Form 10-Q. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(18,346)	$(6,866)
Investing activities	(5,036)	(1,150)
Financing activities	44,643	(463)
Effect of exchange rate changes	29	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	$21,290	$(8,493)

Cash Used In Operating Activities

Net cash used in operating activities was $18.3 million for the three months ended June 30, 2022. This use of cash was primarily attributable to changes in working capital of $15.6 million driven by a decrease in deferred revenue of $13.6 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals.

Net cash used in operating activities was $6.9 million for the three months ended June 30, 2021. This use of cash is primarily attributable to changes in working capital of $10.0 million driven by an increase in manufacturing and service parts inventories of $4.4 million, an increase in accounts payable, accrued compensation, deferred revenue of $3.2 million, $4.9 million and $6.3 million, respectively, partially offset by a reduction in accounts receivable of $15.2 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals.

Cash Used in Investing Activities

Net cash used in investing activities was $5.0 million in the three months ended June 30, 2022, which was primarily attributable to capital expenditures of $3.0 million and a $2.0 million deferred business acquisition payment.

Net cash used in investing activities was $1.2 million in the three months ended June 30, 2021, which included approximately $1.0 million related to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $44.6 million in the three months ended June 30, 2022, which was related primarily to $66.3 million of cash received from the Rights Offering of 30 million shares of our common stock offset by a $20 million prepayment of our term debt and a term debt principal amortization payment of $0.6 million

Net cash used in financing activities was $0.5 million in the three months ended June 30, 2021 related to a term debt principal amortization payment.

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

We are also subject to ordinary course litigation.

Off Balance Sheet Arrangements

Except for the indemnification commitments described under “—Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2022 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of April 25, 2022, among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and PNC Bank, National Association, as administrative agent.	8-K	4/27/22	10.1
10.2	Third Amendment to Term Loan Credit and Security Agreement, dated as of April 25, 2022, among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent.	8-K	4/27/22	10.2
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

August 4, 2022	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 4, 2022	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)