Form 10-Q
period 2022-09-30
QUANTUM CORP /DE/
filed 2022-11-02
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of the close of business on October 30, 2022, there were 103,840,002 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,698	$5,210
Restricted cash	223	283
Accounts receivable, net of allowance for doubtful accounts of $195 and $422	61,309	69,354
Manufacturing inventories	23,671	33,546
Service parts inventories	25,458	24,254
Prepaid expenses	9,241	7,853
Other current assets	4,839	4,697
Total current assets	150,439	145,197
Property and equipment, net	15,973	12,853
Intangible assets, net	7,245	9,584
Goodwill	12,969	12,969
Right-of-use assets, net	10,579	11,107
Other long-term assets	12,477	9,925
Total assets	$209,682	$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,263	$34,220
Deferred revenue	70,184	86,517
Long-term debt, current portion	5,000	4,375
Accrued compensation	13,192	16,141
Other accrued liabilities	14,502	16,562
Total current liabilities	137,141	157,815
Deferred revenue	40,165	41,580
Revolving credit facility	21,500	17,735
Long-term debt, net of current portion	68,250	89,448
Operating lease liabilities	10,315	9,891
Other long-term liabilities	11,653	11,849
Total liabilities	289,024	328,318
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 92,158 and 60,433 shares issued and outstanding	922	605
Additional paid-in capital	716,800	645,038
Accumulated deficit	(793,067)	(770,903)
Accumulated other comprehensive loss	(3,997)	(1,423)
Total stockholders’ deficit	(79,342)	(126,683)
Total liabilities and stockholders’ deficit	$209,682	$201,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$62,967	$54,655	$123,178	$106,786
Service and subscription	32,692	34,359	66,116	67,189
Royalty	3,478	4,166	6,918	8,303
Total revenue	99,137	93,180	196,212	182,278
Cost of revenue:
Product	56,561	41,124	104,482	79,864
Service and subscription	14,745	13,669	29,850	26,748
Total cost of revenue	71,306	54,793	134,332	106,612
Gross profit	27,831	38,387	61,880	75,666
Operating expenses:
Research and development	10,546	12,389	22,671	23,680
Sales and marketing	15,593	15,462	31,555	29,414
General and administrative	11,940	11,466	24,254	23,293
Restructuring charges	921	8	1,646	274
Total operating expenses	39,000	39,325	80,126	76,661
Loss from operations	(11,169)	(938)	(18,246)	(995)
Other income (expense), net	2,431	126	3,182	(71)
Interest expense	(2,745)	(3,070)	(4,836)	(6,956)
Loss on debt extinguishment	—	(4,960)	(1,392)	(4,960)
Net loss before income taxes	(11,483)	(8,842)	(21,292)	(12,982)
Income tax provision	461	411	872	424
Net loss	$(11,944)	$(9,253)	$(22,164)	$(13,406)
Deemed dividend on warrants	—	—	(389)	—
Net loss attributable to common stockholders	$(11,944)	$(9,253)	$(22,553)	$(13,406)

Net loss per share attributable to common stockholders	$(0.13)	$(0.16)	$(0.26)	$(0.23)
Weighted average shares - basic and diluted	91,550	58,567	87,617	57,852

Net loss	$(11,944)	$(9,253)	$(22,164)	$(13,406)
Foreign currency translation adjustments, net	(1,298)	(506)	(2,574)	(239)
Total comprehensive loss	$(13,242)	$(9,759)	$(24,738)	$(13,645)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(22,164)	$(13,406)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,133	3,967
Amortization of debt issuance costs	768	1,629
Loss on debt extinguishment	992	—
Provision for product and service inventories	9,946	2,418
Stock-based compensation	5,357	6,273
Paycheck Protection Program loan forgiveness	—	(10,000)
Non-cash loss on debt extinguishment	—	8,471
Other	(152)	41
Unrealized foreign exchange loss	(2,766)	(61)
Changes in assets and liabilities:
Accounts receivable, net	8,264	10,024
Manufacturing inventories	416	(5,199)
Service parts inventories	(1,971)	(1,818)
Prepaid expenses	(1,208)	(3,224)
Accounts payable	293	1,559
Accrued restructuring charges	115	(560)
Accrued compensation	(2,949)	(3,779)
Deferred revenue	(17,747)	(9,032)
Other current assets	(486)	(962)
Other non-current assets	(349)	(1,266)
Other current liabilities	769	(353)
Other non-current liabilities	(196)	16
Net cash used in operating activities	(17,935)	(15,262)
Investing activities
Purchases of property and equipment	(7,795)	(2,396)
Business acquisition payments	(2,000)	(5,000)
Net cash used in investing activities	(9,795)	(7,396)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	94,961
Repayments of long-term debt and payment of amendment fees	(22,096)	(93,051)
Borrowings of credit facility	229,605	126,084
Repayments of credit facility and payment of amendment fees	(226,240)	(116,084)
Proceeds from issuance of common stock, net	66,723	806
Net cash provided by financing activities	47,992	12,716
Effect of exchange rate changes on cash, cash equivalents and restricted cash	166	12
Net change in cash, cash equivalents and restricted cash	20,428	(9,930)
Cash, cash equivalents, and restricted cash at beginning of period	5,493	33,137
Cash, cash equivalents, and restricted cash at end of period	$25,921	$23,207
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$25,698	$22,757
Restricted cash, current	223	450
Cash and cash equivalents at the end of period	$25,921	$23,207
Supplemental disclosure of cash flow information
Cash paid for interest	$4,114	$5,198
Cash paid for income taxes, net	$465	$480
Non-cash transactions
Purchases of property and equipment included in accounts payable	$548	$309
Transfer of manufacturing inventory to services inventory	$1,905	$—
Transfer of manufacturing inventory to property and equipment	$279	$76
Paid-in-kind interest	$319	$—
Deemed dividend on warrants	$389	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, June 30, 2021	57,280	$573	$629,862	$(742,776)	$(589)	$(112,930)
Net loss	—	—	—	(9,253)	—	(9,253)
Foreign currency translation adjustments, net	—	—	—	—	(506)	(506)
Shares issued under employee stock purchase plan	145	1	805	—	—	806
Shares issued under employee incentive plans, net	1,387	14	(14)	—	—	—
Shares issued in connection with business acquisition	460	5	2,813	—	—	2,818
Stock-based compensation	—	—	3,072	—	—	3,072
Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)

Balance, June 30, 2022	90,606	$907	$714,128	$(781,123)	$(2,699)	$(68,787)
Net loss	—	—	—	(11,944)	—	(11,944)
Foreign currency translation adjustments, net	—	—	—	—	(1,298)	(1,298)
Shares issued under employee stock purchase plan	300	2	469	—	—	471
Shares issued under employee incentive plans, net	1,252	13	(13)	—	—	—
Rights offering expenses	—	—	(71)	—	—	(71)
Stock-based compensation	—	—	2,287	—	—	2,287
Balance, September 30, 2022	92,158	$922	$716,800	$(793,067)	$(3,997)	$(79,342)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(13,406)	—	(13,406)
Foreign currency translation adjustments, net	—	—	—	—	(239)	(239)
Shares issued under employee stock purchase plan	145	1	805	—	—	806
Shares issued under employee incentive plans, net	1,752	17	(17)	—	—	—
Shares issued in connection with business acquisition	460	5	2,813	—	—	2,818
Stock-based compensation	—	—	6,273	—	—	6,273
Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)

Balance, March 31, 2022	60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss	—	—	—	(22,164)	—	(22,164)
Foreign currency translation adjustments, net	—	—	—	—	(2,574)	(2,574)
Shares issued under employee stock purchase plan	300	3	469	—	—	472
Shares issued under employee incentive plans, net	1,425	14	(14)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,950	—	—	66,250
Settlement of warrant down round provision	—	—	389	—	—	389
Deemed dividend on warrants	—	—	(389)	—	—	(389)
Stock-based compensation	—	—	5,357	—	—	5,357
Balance, September 30, 2022	92,158	$922	$716,800	$(793,067)	$(3,997)	$(79,342)
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), is a leader in storing and managing digital video and other forms of unstructured data, delivering top streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives (“SSD”) hard disk drives (“HDD”) tape, the cloud, and video surveillance and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2022, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three and six months ended September 30, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Recently Issued but not Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. The amendments in this update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 2: REVENUE
Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Americas[1]
Primary storage systems	$6,839	$11,264	$18,253	$18,458
Secondary storage systems	31,019	12,174	53,738	28,886
Device and media	4,694	5,269	9,666	11,791
Service and subscription	19,417	21,341	39,563	41,534
Total revenue	61,969	50,048	121,220	100,669

EMEA
Primary storage systems	1,901	4,244	4,747	7,020
Secondary storage systems	7,440	9,720	15,283	17,479
Device and media	3,702	4,513	8,765	9,894
Service and subscription	10,742	11,035	21,759	21,847
Total revenue	23,785	29,512	50,554	56,240

APAC
Primary storage systems	1,104	1,175	2,402	2,516
Secondary storage systems	5,634	4,365	8,109	8,098
Device and media	634	1,931	2,215	2,644
Service and subscription	2,533	1,983	4,794	3,808
Total revenue	9,905	9,454	17,520	17,066

Consolidated
Primary storage systems	9,844	16,683	25,402	27,994
Secondary storage systems	44,093	26,259	77,130	54,463
Device and media	9,030	11,713	20,646	24,329
Service and subscription	32,692	34,359	66,116	67,189
Royalty[2]	3,478	4,166	6,918	8,303
Total revenue	$99,137	$93,180	$196,212	$182,278

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the six months ended September 30, 2022 (in thousands):

September 30, 2022
Contract liabilities (deferred revenue)	$110,349
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	54,329

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2022	$120,040	$42,104	$162,144

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	September 30, 2022	March 31, 2022
Finished goods	$11,443	$14,607
Work in progress	1,618	2,546
Raw materials	10,610	16,393
Total manufacturing inventories	$23,671	$33,546

Service parts inventories

	September 30, 2022	March 31, 2022
Finished goods	$20,435	$19,234
Component parts	5,023	5,020
Total service parts inventories	$25,458	$24,254

Intangibles, net

	September 30, 2022			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,208	$(4,796)	$4,412	$9,208	$(3,121)	$6,087
Customer lists	4,600	(1,767)	2,833	4,600	(1,103)	3,497
Intangible assets, net	$13,808	$(6,563)	$7,245	$13,808	$(4,224)	$9,584

Intangible assets amortization expense was $1.2 million and $0.8 for the three months ended September 30, 2022 and 2021, respectively and $2.3 million and $1.3 million for the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.9 years.

As of September 30, 2022, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2023	$2,229
2024	3,417
2025	1,599
Thereafter	—
Total	$7,245

Goodwill

As of September 30, 2022 and March 31, 2022, goodwill was $13.0 million. There were no impairments to goodwill during the quarters ended September 30, 2022 and 2021.

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Term Loan	$77,167	$98,723
PNC Credit Facility	21,500	17,735
Less: current portion	(5,000)	(4,375)
Less: unamortized debt issuance costs (1)	(3,917)	(4,899)
Long-term debt, net	$89,750	$107,184
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
Loans under the Term Loan designated as ABR Loans bear interest at a rate per annum equal to the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) the SOFR Rate based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 6.00%. The SOFR Rate is subject to a floor of 0.75%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.

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
During the three months ended June 30, 2022, the Company recorded a loss on debt extinguishment of $1.4 million related to a $20.0 million prepayment of the Term Loan which was comprised of a $0.4 million prepayment penalty and the write-off of unamortized debt issuance costs of $1.0 million.
As of September 30, 2022, the interest rate on the Term Loan was 8.32% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 8.00%. As of September 30, 2022, the PNC Credit Facility had an available borrowing base of $30.6 million, of which $9.1 million was available to borrow at that date.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	September 30, 2022	March 31, 2022
Operating lease right-of-use asset	$10,579	$11,107

Other accrued liabilities	1,293	1,727
Operating lease liability	10,315	9,891
Total operating lease liabilities	$11,608	$11,618

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$1,003	$994	$2,029	$2,129
Variable lease cost	179	177	337	351
Short-term lease cost	—	4	—	4
Total lease cost	$1,182	$1,175	$2,366	$2,484

Maturity of Lease Liabilities	Operating Leases
Remainder of 2023	$1,495
2024	2,305
2025	2,062
2026	1,644
2027	1,542
Thereafter	14,670
Total lease payments	$23,718
Less: imputed interest	(12,110)
Present value of lease liabilities	$11,608

Lease Term and Discount Rate	September 30, 2022	March 31, 2022
Weighted average remaining operating lease term (years)	11.20	10.88
Weighted average discount rate for operating leases	12.8%	12.9%

Operating cash outflows related to operating leases totaled $2.2 million and $1.0 million for the six months ended September 30, 2022 and 2021, respectively.

NOTE 6: COMMON STOCK
In the quarter ended September 30, 2022, the Company’s shareholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
Common Stock Rights Offering

On April 22, 2022, the Company completed a rights offering of 30 million shares of its common stock for $2.25 per share (the “Rights Offering”). The proceeds net of offering expenses was $66.0 million. A portion of the proceeds from the Rights Offering was used to prepay $20.0 million of the Company’s Term Loan.

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

On April 22, 2022, the Down Round Feature was triggered for the $3.00 Warrants due to the price per share received in the Rights Offering. The exercise price for the $3.00 Warrants was adjusted to $2.79 per share and an additional 256,113 warrants were subsequently issued with an exercise price of $2.79. The Company calculated the difference between the $3.00 Warrants’ fair value before and after the Down Round Feature was triggered using the original exercise price and the new exercise price in addition to the value of the newly issued warrants. The difference in fair value of the effect of the Down Round Feature of $0.4 million was reflected as a deemed dividend and a reduction to income available to common stockholders in the basic earnings per share calculation. The Company used the Black-Scholes-Merton option-pricing model to determine the fair value of the deemed dividend.

The assumptions used in the model are as follows: dividend rate of 0%; expected term of 8 years; volatility of 56%; and a risk-free rate 2.85%.

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended September 30,		Six Months Ended September 30,
2022	2021	2022	2021
2,110	9,195	2,480	10,315

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

NOTE 8: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2022 was (11.6)% and (6.5)%, respectively, as compared to (4.6)% and (3.2)%, respectively, for the three and six months ended September 30, 2021. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2022, including interest and penalties, the Company had $102.3 million of unrecognized tax benefits, $83.6 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2022, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2022, $94.5 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.7 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $10.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $10.1 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.7 million.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2022, the Company had issued non-cancelable commitments for $42.6 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit has been transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. Realtime Data seeks unspecified monetary damages and other relief that the Court deems appropriate. On July 31, 2017, the District Court stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” The case pending against Quantum in the Northern District of California remains stayed pending the final outcome in the Delaware Action. On May 4, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants™ motions to dismiss under Section 101. The Court also granted Realtime Data fourteen days to file amended complaints in the Delaware Action where they sought leave to do so. On May 19, 2021, Realtime Data filed amended complaints including revised bases for claims of infringement of the same patents. On June 29, 2021, defendants in the Delaware Action filed a renewed motion to dismiss under Section 101. Realtime Data filed its opposition to the motion to dismiss on July 13, 2021. On August 23, 2021, the Court again reaffirmed its earlier ruling and granted defendants™ motions to dismiss under Section 101. Realtime Data has appealed that decision to the Federal Circuit. On September 7, 2021, the case against Quantum in the Northern District of California was stayed pending the outcome of Realtime Data™ appeal in the Delaware Action. The Federal Circuit Court has not yet heard oral arguments. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results or financial condition is remote.

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County. The complaint alleges that between 2012 and 2014, Starboard purchased a large number of shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The complaint further alleges that Quantum hid its failure to meet those performance objectives by improperly recognizing revenue in fiscal 2015. Mr. Gacek resigned from the board effective May 1, 2017, and as CEO effective November 7, 2017; Mr. Auvil resigned from the board effective November 8, 2017. The complaint’s accounting allegations largely repeat allegations made in now-concluded shareholder class actions, shareholder derivative actions and an SEC investigation, the settlement of which Quantum previously reported in the Company’s Form 10-Q filed with the SEC on January 29, 2020 and Form 10-K filed with the SEC on August 6, 2019 (among other SEC filings). On March 11, 2021, after several rounds of motion practice, the California Superior Court stayed the California action. On March 4, 2022, Starboard filed a request for dismissal without prejudice of the California action because the matter is proceeding in Delaware (as described below). On March 10, 2022, the California Superior Court entered a minute order dismissing the action without prejudice.

On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil. The complaint prays for unspecified damages in an amount to be determined at trial, costs and attorneys’ fees, and any other relief deemed just or appropriate by the court. On May 10, 2021, Quantum filed a motion to dismiss this Delaware action, as did Messrs. Gacek and Auvil. On January 28, 2022, via a bench ruling, the Court granted the motions to dismiss the breach of fiduciary duty claims against Messrs. Gacek and Auvil and denied the motions to dismiss the remaining claims. On March 28, 2022, Quantum filed an answer and affirmative defenses to the complaint, as did Messrs. Gacek and Auvil. On May 3, 2022, the Court filed a stipulated order governing case schedule, setting trial for June 6-9, 2023, and also setting a number of pretrial deadlines. The parties have begun the discovery phase in the case. At this time, Quantum is unable to estimate the range of possible outcomes with respect to this matter.

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

No impairment charges were recognized for non-financial assets in the six months ended September 30, 2022 and 2021. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The table below represents the carrying value and total estimated fair value of long-term debt as of September 30, 2022 and 2021. The fair value has been classified as Level 2 within the fair value hierarchy.

	September 30,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$77,167	$77,167	$99,375	$99,375
PNC Credit Facility	21,500	21,500	10,000	10,000

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

We generate revenue by designing, manufacturing, and selling technology and services. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; data center costs in support of our cloud-based services; and interest associated with our long-term debt and income taxes.

COVID-19 and Macroeconomic Conditions

The COVID-19 pandemic has caused a significant disruption to the global supply chain, which to a certain extent continues to have a negative impact on our business. Before the pandemic and disruptions in the global supply chain, our historical backlog was limited and typically represented less than 5% of quarterly revenues. However, beginning in fiscal 2022 the backlog grew significantly, which was driven primarily by our receipt of large purchase orders and our inability to satisfy those orders within our typical shipping timeline due to supply chain constraints. However, the significant increase in the backlog of $49.3 million to $96.1 million for the three months ended September 30, 2022 compared to $46.8 million at June 30, 2022 represented future orders placed by our customers to ensure continuity of supply and this increase was not driven by current unfulfilled orders due to supply chain constraints. We anticipate that supply chain constraints will remain challenging, but will not significantly limit our ability to ship against customer demand and we expect to work down the current backlog over the next three to four quarters to historical pre-COVID levels.

In addition, the instability of global economic conditions, inflationary risks, rising interest rates, military actions and armed conflicts and associated increased international trade regulations are adding to the uncertainty of our business. These adverse conditions could result in reductions in sales of our products and subscriptions for our services, longer sales cycles, increased costs to manufacture our products and increased price competition. Also, certain of our customers and partners have been and others may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us or require us to extend their payment terms. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations and overall financial performance.

We will continue to actively monitor the impact of COVID-19 and global economic conditions and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. Global supply chain disruptions and the higher inflationary and interest rate environment remain unpredictable and our past results may not be indicative of future performance. See Part II, Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K for information regarding the risks we face as a result of the COVID-19 pandemic and an uncertain global economy.
.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$99,137	$93,180	$196,212	$182,278
Total cost of revenue (1)	71,306	54,793	134,332	106,612
Gross profit	27,831	38,387	61,880	75,666
Operating expenses
Research and development (1)	10,546	12,389	22,671	23,680
Sales and marketing (1)	15,593	15,462	31,555	29,414
General and administrative (1)	11,940	11,466	24,254	23,293
Restructuring charges	921	8	1,646	274
Total operating expenses	39,000	39,325	80,126	76,661
Loss from operations	(11,169)	(938)	(18,246)	(995)
Other income (expense), net	2,431	126	3,182	(71)
Interest expense	(2,745)	(3,070)	(4,836)	(6,956)
Loss on debt extinguishment	—	(4,960)	(1,392)	(4,960)
Net loss before income taxes	(11,483)	(8,842)	(21,292)	(12,982)
Income tax provision	461	411	872	424
Net loss	$(11,944)	$(9,253)	$(22,164)	$(13,406)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$322	$298	$632	$591
Research and development	98	1,331	1,257	2,863
Sales and marketing	770	613	1,221	1,113
General and administrative	1,098	830	2,247	1,706
Total	$2,288	$3,072	$5,357	$6,273

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$9,844	10	$16,683	18	$(6,839)	(41)
Secondary storage systems	44,093	44	26,259	28	17,834	68
Devices and media	9,030	9	11,713	13	(2,683)	(23)
Total product revenue	62,967	63	54,655	59	8,312	15
Service and subscription	32,692	33	34,359	37	(1,667)	(5)
Royalty	3,478	4	4,166	4	(688)	(17)
Total revenue	$99,137	100	$93,180	100	$5,957	6

Product revenue

In the three months ended September 30, 2022, product revenue increased $8.3 million, or 15%, as compared to the same period in 2021. Primary storage systems decreased $6.8 million, or 41%, primarily driven from a reduced number of large purchases from install base customers. Secondary storage systems increased $17.8 million, or 68%, driven by higher demand in hyperscale use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased 5% in the three months ended September 30, 2022 compared to the same period in 2021, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.7 million, or 17%, in the three months ended September 30, 2022 compared to the same period in 2021 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2022	Gross margin %	2021	Gross margin %	$ Change	Basis point change
Product	$6,406	10.2	$13,531	24.8	$(7,125)	(1,460)
Service and subscription	17,947	54.9	20,690	60.2	(2,743)	(530)
Royalty	3,478	100.0	4,166	100.0	(688)	—
Gross profit	$27,831	28.1	$38,387	41.2	$(10,556)	(1,310)

Product Gross Margin
Product gross margin decreased to 10.2% or by 14.6 percentage points for the three months ended September 30, 2022, as compared with the same period in 2021. This decrease was due primarily to a $6.9 million extraordinary inventory reserve provision recorded during the three months ended September 30, 2022. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory has become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our performance and is not expected to be repeated in the near term. Excluding this extraordanary adjustment, gross margins have declined approximately 3.8 percentage points for the three months ended September 30, 2022, as compared to the same period in 2021 primarily due to a less favorable mix of revenues weighted towards our lower margin product lines of business partially offset by improvements in pricing and lower supply chain costs.

Service and Subscription Gross Margin
Service and subscription gross margins decreased 530 basis points for the three months ended September 30, 2022, as compared with the same period in 2021. This was partially driven by lower overall service revenues, and by cost pressures as a result of certain constraints in the global supply chain.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Research and development	$10,546	10.6	$12,389	13.3	$(1,843)	(15)
Sales and marketing	15,593	15.7	15,462	16.6	131	1
General and administrative	11,940	12.0	11,466	12.3	474	4
Restructuring charges	921	0.9	8	—	913	11,413
Total operating expenses	$39,000	39.3	$39,325	42.2	$(325)	(1)

In the three months ended September 30, 2022, research and development expense decreased $1.8 million, or 15%, as compared with the same period in 2021. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the three months ended September 30, 2022, sales and marketing expenses increased $0.1 million, or 1%, as compared with the same period in 2021. Both marketing expense and travel expense have increased over the prior year as COVID-19 restrictions ease.
In the three months ended September 30, 2022, general and administrative expenses increased $0.5 million, or 4%, as compared with the same period in 2021. This increase was largely driven by increased intangible amortization from recent acquisitions.
In the three months ended September 30, 2022, restructuring expenses increased $0.9 million as compared with the same period in 2021. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Other income (expense)	$2,431	2	$126	—	$2,305	(1,829)

The change in other income (expense), net during the three months ended September 30, 2022 compared with the same period in 2021 was related primarily to fluctuations in foreign currency exchange rates and the sale of certain intangible assets during the three months ended September 30, 2022.

Interest expense

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Interest expense	(2,745)	3	(3,070)	3	325	11

In the three months ended September 30, 2022, interest expense decreased $0.3 million, or 11%, as compared with the same period in 2021 due to a lower principal balance and a lower effective interest rate on our Term Loan.

Loss on debt extinguishment

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Loss on debt extinguishment	—	—	(4,960)	(5)	4,960	n/a

In the three months ended September 30, 2022, the change in loss on debt extinguishment of $5.0 million was related to prepayment of our Senior Secured Term Loan in the prior year.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Income tax provision	$461	—	$411	—	$50	12

The income tax provision for the three months ended September 30, 2022 and 2021 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2022 and 2021

Revenue

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$25,402	13	$27,994	15	$(2,592)	(9)
Secondary storage systems	77,130	39	54,463	30	22,667	42
Devices and media	20,646	10	24,329	13	(3,683)	(15)
Total product revenue	123,178	62	106,786	58	16,392	15
Service and subscription	66,116	34	67,189	37	(1,073)	(2)
Royalty	6,918	4	8,303	5	(1,385)	(17)
Total revenue	$196,212	100	$182,278	100	$13,934	8

Product revenue
In the six months ended September 30, 2022, product revenue increased $16.4 million, or 15%, as compared to the same period in 2021. Primary storage systems decreased $2.6 million, or 9%, primarily driven from a reduced number of large purchases from install base customers. Secondary storage systems increased $22.7 million, or 42%, driven by higher demand in hyperscale use cases.

Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased 2% in the six months ended September 30, 2022 compared to the same period in 2021 partially driven by lower overall legacy service revenues offset by higher subscription revenue.

Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $1.4 million, or 17%, in the six months ended September 30, 2022 compared to the same period in 2021 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2022	Gross margin %	2021	Gross margin %	$ Change	Basis point change
Product	$18,696	15.2	$26,922	25.2	$(8,226)	(1,000)
Service and subscription	36,266	54.9	40,441	60.2	(4,175)	(530)
Royalty	6,918	100.0	8,303	100.0	(1,385)	—
Gross profit	$61,880	31.5	$75,666	41.5	$(13,786)	(1,000)

Product Gross Margin

Product gross margin decreased to 15.2% or by 10.0 percentage points for the six months ended September 30, 2022, as compared with the same period in 2021. This decrease was due primarily to a $6.9 million extraordinary inventory reserve provision recorded during the six months ended September 30, 2022. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory has become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our ongoing operations and is not expected to be repeated in the near term. Excluding this non-recurring adjustment, gross margins have declined approximately 4.5 percentage points for the six months ended September 30, 2022, as compared to the same period in 2021 primarily due to a less favorable mix of revenues weighted towards our lower margin product lines of business partially offset by improvements in pricing and lower supply chain costs.

Service and Subscription Gross Margin

Service and subscription gross margins decreased 530 basis points for the six months ended September 30, 2022, as compared with the same period in 2021. This was partially driven by lower overall service revenues, and by cost pressures as a result of certain constraints in the global supply chain.

Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Research and development	$22,671	11.6	$23,680	13.0	$(1,009)	(4)
Sales and marketing	31,555	16.1	29,414	16.1	2,141	7
General and administrative	24,254	12.4	23,293	12.8	961	4
Restructuring charges	1,646	0.8	274	0.2	1,372	501
Total operating expenses	$80,126	40.8	$76,661	42.1	$3,465	5

In the six months ended September 30, 2022, research and development expense decreased $1.0 million, or 4%, as compared with the same period in 2021. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the six months ended September 30, 2022, sales and marketing expenses increased $2.1 million, or 7%, as compared with the same period in 2021. Both marketing expense and travel expense have increased over the prior year as COVID-19 restrictions ease.
In the six months ended September 30, 2022, general and administrative expenses increased $1.0 million, or 4%, as compared with the same period in 2021. This increase was largely driven by increased intangible amortization from recent acquisitions.
In the six months ended September 30, 2022, restructuring expenses increased $1.4 million, or 501%, as compared with the same period in 2021. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Other income (expense)	$3,182	2	$(71)	—	$3,253	4,582

The change in other income (expense), net during the six months ended September 30, 2022 compared with the same period in 2021 was related primarily to fluctuations in foreign currency exchange rates and the sale of certain intangible assets during the six months ended September 30, 2022.

Interest expense

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Interest expense	(4,836)	2	(6,956)	4	2,120	30

In the six months ended September 30, 2022, interest expense decreased $2.1 million, or 30%, as compared with the same period in 2021 due to a lower principal balance and a lower effective interest rate on our Term Loan.

Loss on debt extinguishment

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Loss on debt extinguishment	(1,392)	1	(4,960)	3	3,568	n/a

In the six months ended September 30, 2022, the change in loss on debt extinguishment of $3.6 million was related to prepayments of our term debt.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Income tax provision	$872	—	$424	—	$448	106

The income tax provision for the six months ended September 30, 2022 and 2021 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet, and amounts available under our PNC Credit Facility. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs. We are subject to the risks arising from COVID-19 and substantial financial market volatility which have adversely affected both the U.S. and the global economy. We have experienced negative impacts on sales due to global supply chain constraints, inflationary concerns and overall uncertainty in the macroeconomic environment which has resulted in a significant increase in our sales backlog compared to our historical levels. The extent of the impacts depends, in part, on how long the negative trends in customer demand and supply chain levels continue. We expect the impact of COVID-19 and market instability to continue to have a significant impact on our liquidity and capital resources.
We had cash and cash equivalents of $25.7 million as of September 30, 2022, which consisted primarily of bank deposits and money market accounts. As of September 30, 2022 we had $9.1 million available to borrow under the PNC Credit Facility.
We are subject to various debt covenants under our debt agreements including a net leverage covenant and a minimum liquidity covenant. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On April 25, 2022, we amended the covenant levels for our financial covenants under our term debt and PNC Credit Facility. We believe we were in compliance with all covenants under our debt agreements as of the date of filing of this Quarterly Report on Form 10-Q. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(17,935)	$(15,262)
Investing activities	(9,795)	(7,396)
Financing activities	47,992	12,716
Effect of exchange rate changes	166	12
Net increase (decrease) in cash and cash equivalents and restricted cash	$20,428	$(9,930)

Cash Used In Operating Activities

Net cash used in operating activities was $17.9 million for the six months ended September 30, 2022. This use of cash was primarily attributable to a decrease in deferred revenue of $17.7 million. Net cash used in operating activities in the first fiscal quarter of 2022 was $18.3 million compared to $0.4 million net cash provided by operating activities in the second fiscal quarter of 2022.

Net cash used in operating activities was $15.3 million for the six months ended September 30, 2021. This use of cash was primarily attributable to changes in working capital of $14.6 million driven by increases in manufacturing and service part inventories of $7.0 million, a decrease in deferred revenue of $9.0 million and a net change in other assets and liabilities of $5.8 million. These were partially offset by cash generated by a $10.0 million decrease in accounts receivables.

Cash Used in Investing Activities

Net cash used in investing activities was $9.8 million in the six months ended September 30, 2022, which was primarily attributable to capital expenditures of $7.4 million and a $2.0 million deferred business acquisition payment.

Net cash used in investing activities was $7.4 million for the six months ended September 30, 2021, which was primarily attributable to cash paid for our acquisition of Pivot3 of $5.0 million and capital expenditures of $2.4 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $48.0 million for the six months ended September 30, 2022, which was related primarily to $66.0 million of cash received from the Rights Offering of 30 million shares of our common stock offset by a $20.0 million prepayment of our term debt and a term debt principal amortization payment of $1.9 million

Net cash provided by financing activities was $12.7 million for the six months ended September 30, 2021, which was related primarily to borrowings under our credit facility, and proceeds from the new Term Loan offset by the repayment in full of the Senior Secured Term Loan.

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

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-

K for the fiscal year ended March 31, 2022 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1#	Director Offer Letter between Quantum Corporation and Don Jaworski, dated September 16, 2022	8-K	9/28/22	10.1
10.2#	Director Offer Letter between Quantum Corporation and Hugues Meyrath, dated September 16, 2022	8-K	9/28/22	10.2
10.3#	Form of Indemnification Agreement between Quantum Corporation and its Named Executive Officers and Directors	8-K	9/28/22	10.3
10.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

November 2, 2022	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 2, 2022	/s/ J. Michael Dodson
(Date)	J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer)