Form 10-Q
period 2022-12-31
QUANTUM CORP /DE/
filed 2023-02-02
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
As of the close of business on January 30, 2023, there were 105,214,639 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2022

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,028	$5,210
Restricted cash	219	283
Accounts receivable, net of allowance for doubtful accounts of $219 and $422	72,911	69,354
Manufacturing inventories	32,402	33,546
Service parts inventories	25,822	24,254
Prepaid expenses	7,198	7,853
Other current assets	7,489	4,697
Total current assets	172,069	145,197
Property and equipment, net	16,794	12,853
Intangible assets, net	6,497	9,584
Goodwill	12,969	12,969
Right-of-use assets, net	10,468	11,107
Other long-term assets	13,600	9,925
Total assets	$232,397	$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,788	$34,220
Deferred revenue	72,669	86,517
Long-term debt, current portion	5,000	4,375
Accrued compensation	15,527	16,141
Other accrued liabilities	15,852	16,562
Total current liabilities	150,836	157,815
Deferred revenue	41,076	41,580
Revolving credit facility	27,736	17,735
Long-term debt, net of current portion	67,306	89,448
Operating lease liabilities	10,346	9,891
Other long-term liabilities	12,150	11,849
Total liabilities	309,450	328,318
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 93,144 and 60,433 shares issued and outstanding	932	605
Additional paid-in capital	719,769	645,038
Accumulated deficit	(795,237)	(770,903)
Accumulated other comprehensive loss	(2,517)	(1,423)
Total stockholders’ deficit	(77,053)	(126,683)
Total liabilities and stockholders’ deficit	$232,397	$201,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Product	$75,420	$58,522	$198,597	$165,308
Service and subscription	32,950	33,162	99,066	100,352
Royalty	2,826	3,660	9,744	11,963
Total revenue	111,196	95,344	307,407	277,623
Cost of revenue:
Product	58,528	45,118	163,010	124,982
Service and subscription	12,379	15,016	42,229	41,764
Total cost of revenue	70,907	60,134	205,239	166,746
Gross profit	40,289	35,210	102,168	110,877
Operating expenses:
Research and development	11,254	14,607	33,925	38,287
Sales and marketing	16,339	16,714	47,894	46,128
General and administrative	10,969	10,538	35,223	33,830
Restructuring charges	(41)	576	1,605	850
Total operating expenses	38,521	42,435	118,647	119,095
Income (loss) from operations	1,768	(7,225)	(16,479)	(8,218)
Other income (expense), net	(544)	(150)	2,638	(223)
Interest expense	(2,701)	(2,431)	(7,537)	(9,387)
Loss on debt extinguishment	—	—	(1,392)	(4,960)
Net loss before income taxes	(1,477)	(9,806)	(22,770)	(22,788)
Income tax provision	693	1,254	1,564	1,678
Net loss	$(2,170)	$(11,060)	$(24,334)	$(24,466)
Deemed dividend on warrants	—	—	(389)	—
Net loss attributable to common stockholders	$(2,170)	$(11,060)	$(24,723)	$(24,466)

Net loss per share attributable to common stockholders	$(0.02)	$(0.19)	$(0.28)	$(0.42)
Weighted average shares - basic and diluted	92,752	59,486	89,335	58,399

Net loss	$(2,170)	$(11,060)	$(24,334)	$(24,466)
Foreign currency translation adjustments, net	1,480	(37)	(1,094)	(276)
Total comprehensive loss	$(690)	$(11,097)	$(25,428)	$(24,742)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2022	2021
Operating activities
Net loss	$(24,334)	$(24,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,235	6,795
Amortization of debt issuance costs	1,201	1,981
Loss on debt extinguishment	992	—
Provision for product and service inventories	11,334	4,016
Stock-based compensation	8,340	10,580
Paycheck Protection Program loan forgiveness	—	(10,000)
Non-cash loss on debt extinguishment	—	8,471
Other	(2,059)	282
Unrealized foreign exchange loss	(1,134)	—
Changes in assets and liabilities:
Accounts receivable, net	(3,367)	7,008
Manufacturing inventories	(9,352)	(10,672)
Service parts inventories	(2,671)	(2,281)
Prepaid expenses	654	(5,653)
Accounts payable	7,015	5,369
Accrued restructuring charges	130	17
Accrued compensation	(614)	(3,021)
Deferred revenue	(14,351)	(8,598)
Other current assets	(2,812)	(1,394)
Other non-current assets	1,357	(1,148)
Other current liabilities	2,540	(3,350)
Other non-current liabilities	300	(617)
Net cash used in operating activities	(19,596)	(26,681)
Investing activities
Purchases of property and equipment	(10,644)	(3,971)
Business acquisition payments	(2,000)	(7,808)
Net cash used in investing activities	(12,644)	(11,779)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	94,961
Repayments of long-term debt and payment of amendment fees	(23,346)	(93,677)
Borrowings of credit facility	363,103	207,563
Repayments of credit facility and payment of amendment fees	(353,502)	(200,007)
Proceeds from issuance of common stock, net	66,718	806
Net cash provided by financing activities	52,973	9,646
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	12
Net change in cash, cash equivalents and restricted cash	20,754	(28,802)
Cash, cash equivalents, and restricted cash at beginning of period	5,493	33,137
Cash, cash equivalents, and restricted cash at end of period	$26,247	$4,335
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$26,028	$4,004
Restricted cash, current	219	331
Cash and cash equivalents at the end of period	$26,247	$4,335
Supplemental disclosure of cash flow information
Cash paid for interest	$6,270	$7,180
Cash paid for income taxes, net	$837	$541
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,198	$1,148
Transfer of manufacturing inventory to services inventory	$2,308	$1,212
Transfer of manufacturing inventory to property and equipment	$264	$382
Paid-in-kind interest	$319	$—
Deemed dividend on warrants	$389	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, September 30, 2021	59,272	$593	$636,538	$(752,029)	$(1,095)	$(115,993)
Net loss	—	—	—	(11,060)	—	(11,060)
Foreign currency translation adjustments, net	—	—	—	—	(37)	(37)
Shares issued under employee stock purchase plan	—	—	—	—	—	—
Shares issued under employee incentive plans, net	183	2	(2)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Stock-based compensation	—	—	4,307	—	—	4,307
Balance, December 31, 2021	59,816	$599	$640,839	$(763,089)	$(1,132)	$(122,783)

Balance, September 30, 2022	92,158	$922	$716,800	(793,067)	$(3,997)	$(79,342)
Net loss	—	—	—	(2,170)	—	(2,170)
Foreign currency translation adjustments, net	—	—	—	—	1,480	1,480
Shares issued under employee stock purchase plan	—	—	—	—	—	—
Shares issued under employee incentive plans, net	625	6	(6)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Rights offering expenses	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,981	—	—	2,981
Balance, December 31, 2022	93,144	$932	$719,769	$(795,237)	$(2,517)	$(77,053)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(24,466)	—	(24,466)
Foreign currency translation adjustments, net	—	—	—	—	(276)	(276)
Shares issued under employee stock purchase plan	145	1	805	—	—	806
Shares issued under employee incentive plans, net	1,935	19	(19)	—	—	—
Shares issued in connection with business acquisition	821	9	2,809	—	—	2,818
Stock-based compensation	—	—	10,580	—	—	10,580
Balance, December 31, 2021	59,816	$599	$640,839	$(763,089)	$(1,132)	$(122,783)

Balance, March 31, 2022	60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss	—	—	—	(24,334)	—	(24,334)
Foreign currency translation adjustments, net	—	—	—	—	(1,094)	(1,094)
Shares issued under employee stock purchase plan	300	3	469	—	—	472
Shares issued under employee incentive plans, net	2,050	20	(20)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,946	—	—	66,246
Settlement of warrant down round provision	—	—	389	—	—	389
Deemed dividend on warrants	—	—	(389)	—	—	(389)
Stock-based compensation	—	—	8,340	—	—	8,340
Balance, December 31, 2022	93,144	$932	$719,769	$(795,237)	$(2,517)	$(77,053)
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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2022, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three and nine months ended December 31, 2022 and 2021. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Americas[1]
Primary storage systems	$10,668	$8,768	$28,921	$27,228
Secondary storage systems	35,085	15,060	88,821	43,946
Device and media	4,107	7,737	13,773	19,527
Service and subscription	19,756	19,470	59,319	61,003
Total revenue	69,616	51,035	190,834	151,704

EMEA
Primary storage systems	2,332	3,305	7,078	10,325
Secondary storage systems	10,096	10,377	25,380	27,856
Device and media	6,029	5,125	14,794	15,018
Service and subscription	10,989	11,606	32,748	33,454
Total revenue	29,446	30,413	80,000	86,653

APAC
Primary storage systems	974	1,718	3,376	4,234
Secondary storage systems	5,541	5,193	13,651	13,291
Device and media	588	1,239	2,803	3,883
Service and subscription	2,205	2,086	6,999	5,895
Total revenue	9,308	10,236	26,829	27,303

Consolidated
Primary storage systems	13,974	13,791	39,375	41,787
Secondary storage systems	50,722	30,630	127,852	85,093
Device and media	10,724	14,101	31,370	38,428
Service and subscription	32,950	33,162	99,066	100,352
Royalty[2]	2,826	3,660	9,744	11,963
Total revenue	$111,196	$95,344	$307,407	$277,623

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the nine months ended December 31, 2022 (in thousands):

December 31, 2022
Contract liabilities (deferred revenue)	$113,745
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	71,669

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2022	$105,981	$42,645	$148,626

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	December 31, 2022	March 31, 2022
Finished goods	$13,639	$14,607
Work in progress	2,268	2,546
Raw materials	16,495	16,393
Total manufacturing inventories	$32,402	$33,546

Service parts inventories

	December 31, 2022	March 31, 2022
Finished goods	$21,215	$19,234
Component parts	4,607	5,020
Total service parts inventories	$25,822	$24,254

Intangibles, net

	December 31, 2022			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(5,442)	$3,571	$9,013	$(2,926)	$6,087
Customer lists	4,398	(1,472)	2,926	4,398	(901)	3,497
Intangible assets, net	$13,411	$(6,914)	$6,497	$13,411	$(3,827)	$9,584

Intangible assets amortization expense was $0.7 million and $1.2 million for the three months ended December 31, 2022 and 2021, respectively and $3.1 million and $2.5 million for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.8 years.

As of December 31, 2022, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2023	$1,147
2024	3,523
2025	1,827
Thereafter	—
Total	$6,497

Goodwill

As of December 31, 2022 and March 31, 2022, goodwill was $13.0 million. There were no impairments to goodwill during the nine months ended December 31, 2022 and 2021.

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Term Loan	$75,917	$98,722
PNC Credit Facility	27,736	17,735
Less: current portion	(5,000)	(4,375)
Less: unamortized debt issuance costs (1)	(3,611)	(4,899)
Long-term debt, net	$95,042	$107,183
(1) The unamortized debt issuance costs related to the Term Loan is presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.

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
During the nine months ended December 31, 2022, the Company recorded a loss on debt extinguishment of $1.4 million related to a $20.0 million prepayment of the Term Loan which was comprised of a $0.4 million prepayment penalty and the write-off of unamortized debt issuance costs of $1.0 million.
As of December 31, 2022, the interest rate on the Term Loan was 9.81% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 9.25%. As of December 31, 2022, the PNC Credit Facility had an available borrowing base of $33.4 million, of which $5.7 million was available to borrow at that date.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	December 31, 2022	March 31, 2022
Operating lease right-of-use asset	$10,468	$11,107

Other accrued liabilities	1,202	1,727
Operating lease liability	10,346	9,891
Total operating lease liabilities	$11,548	$11,618

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$994	$887	$3,023	$3,016
Variable lease cost	176	176	513	527
Short-term lease cost	—	13	—	17
Total lease cost	$1,170	$1,076	$3,536	$3,560

Maturity of Lease Liabilities	Operating Leases
Remainder of 2023	$657
2024	2,495
2025	2,185
2026	1,717
2027	1,586
Thereafter	14,696
Total lease payments	$23,336
Less: imputed interest	(11,788)
Present value of lease liabilities	$11,548

Lease Term and Discount Rate	December 31, 2022	March 31, 2022
Weighted average remaining operating lease term (years)	11.11	10.88
Weighted average discount rate for operating leases	12.6%	12.9%

Operating cash outflows related to operating leases totaled $2.4 million and $3.1 million for the nine months ended December 31, 2022 and 2021, respectively.

NOTE 6: COMMON STOCK
In the quarter ended September 30, 2022, the Company’s shareholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
On December 30, 2022 the Leadership and Compensation Committee of the Board approved an amendment to the 2021 Inducement Plan to increase the number of shares of common stock of the Company authorized for issuance thereunder from 770,000 to 1.5 million.
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

As of December 31, 2022, there were approximately 10.8 million warrants outstanding.

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended December 31,		Nine Months Ended December 31,
2022	2021	2022	2021
5,450	8,802	3,763	9,811

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

NOTE 8: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2022 was (7.1)% and (6.7)%, respectively, as compared to (12.6)% and (7.3)%, respectively, for the three and nine months ended December 31, 2021. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2022, including interest and penalties, the Company had $103.0 million of unrecognized tax benefits, $84.3 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2022, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.4 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2022, $95.0 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $8.0 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $10.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $10.1 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.7 million.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2022, the Company had issued non-cancelable commitments for $36.7 million to purchase inventory from its contract manufacturers and suppliers.

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

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County alleging that between 2012 and 2014, Starboard purchased shares of Quantum’s common stock, obtained three seats on Quantum’s board of directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of Quantum’s board but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The lawsuit further alleges that Quantum hid its failure to meet those performance objectives by improperly recognizing revenue in fiscal 2015.

The California action was stayed and then dismissed. On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil.

As of January 12, 2023, all parties signed a settlement agreement amicably resolving both actions. The litigation will have no material effect on the Company’s financial statements or business operations.

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

No impairment charges were recognized for non-financial assets in the nine months ended December 31, 2022 and 2021. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at December 31, 2022. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following as of December 31, 2022 (in thousands):

	December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$75,917	$75,917	$98,750	$98,750
PNC Credit Facility	27,736	27,736	7,556	7,556

NOTE 12: SUBSEQUENT EVENTS
As of January 12, 2023, all parties in the Starboard legal matter signed a settlement agreement amicably resolving both actions (see Note 9, Commitments and Contingencies), The litigation will have no material effect on the Company’s financial statements or business operations.

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

Macroeconomic Conditions

We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including the impact of higher interest rates, inflation, lingering supply chain challenges, and a stronger U.S. dollar. During the quarter we continued to experience longer sales cycle for opportunities with our enterprise as well as commercial customers.

The macro environment remains unpredictable and our past results may not be indicative of future performance.

.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Total revenue	$111,196	$95,344	$307,407	$277,623
Total cost of revenue (1)	70,907	60,134	205,239	166,746
Gross profit	40,289	35,210	102,168	110,877
Operating expenses
Research and development (1)	11,254	14,607	33,925	38,287
Sales and marketing (1)	16,339	16,714	47,894	46,128
General and administrative (1)	10,969	10,538	35,223	33,830
Restructuring charges	(41)	576	1,605	850
Total operating expenses	38,521	42,435	118,647	119,095
Income (loss) from operations	1,768	(7,225)	(16,479)	(8,218)
Other income (expense), net	(544)	(150)	2,638	(223)
Interest expense	(2,701)	(2,431)	(7,537)	(9,387)
Loss on debt extinguishment	—	—	(1,392)	(4,960)
Net loss before income taxes	(1,477)	(9,806)	(22,770)	(22,788)
Income tax provision	693	1,254	1,564	1,678
Net loss	$(2,170)	$(11,060)	$(24,334)	$(24,466)
(1) Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$(11)	$208	$621	$799
Research and development	1,251	1,935	2,508	4,798
Sales and marketing	579	655	1,803	1,768
General and administrative	1,162	1,509	3,408	3,215
Total	$2,981	$4,307	$8,340	$10,580

Comparison of the Three Months Ended December 31, 2022 and 2021

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$13,974	13	$13,791	14	$183	1
Secondary storage systems	50,722	44	30,630	32	20,092	66
Devices and media	10,724	10	14,101	15	(3,377)	(24)
Total product revenue	75,420	67	58,522	61	16,898	29
Service and subscription	32,950	30	33,162	35	(212)	(1)
Royalty	2,826	3	3,660	4	(834)	(23)
Total revenue	$111,196	100	$95,344	100	$15,852	17

Product revenue
In the three months ended December 31, 2022, product revenue increased $16.9 million, or 29%, as compared to the same period in 2021. Primary storage systems increased $0.2 million, or 1%, remaining relatively flat to the same period in 2021. Secondary storage systems increased $20.1 million, or 66%, driven by higher demand in hyperscale use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased 1% in the three months ended December 31, 2022 compared to the same period in 2021, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.8 million, or 23%, in the three months ended December 31, 2022 compared to the same period in 2021 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2022	Gross margin %	2021	Gross margin %	$ Change	Basis point change
Product	$16,892	22.4	$13,404	22.9	$3,488	(50)
Service and subscription	20,571	62.4	18,146	54.7	2,425	770
Royalty	2,826	100.0	3,660	100.0	(834)	—
Gross profit	$40,289	36.2	$35,210	36.9	$5,079	(70)

Product Gross Margin
Product gross margin decreased to 22.4% or by 50 basis points for the three months ended December 31, 2022, as compared with the same period in 2021. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines.

Service and Subscription Gross Margin
Service and subscription gross margins increased 770 basis points for the three months ended December 31, 2022, as compared with the same period in 2021. This increase was primarily driven by lower overhead costs across our support and repair functions.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Research and development	$11,254	10.1	$14,607	15.3	$(3,353)	(23)
Sales and marketing	16,339	14.7	16,714	17.5	(375)	(2)
General and administrative	10,969	9.9	10,538	11.1	431	4
Restructuring charges	(41)	—	576	0.6	(617)	(107)
Total operating expenses	$38,521	34.6	$42,435	44.5	$(3,914)	(9)

In the three months ended December 31, 2022, research and development expense decreased $3.4 million, or 23%, as compared with the same period in 2021. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the three months ended December 31, 2022, sales and marketing expenses decreased $0.4 million, or 2%, as compared with the same period in 2021. Marketing program expense decreased slightly as we shifted investment to earlier in the year.
In the three months ended December 31, 2022, general and administrative expenses increased $0.4 million, or 4%, as compared with the same period in 2021. This increase was largely driven by project cost in our facilities and IT organizations.
In the three months ended December 31, 2022, restructuring expenses decreased $0.6 million as compared with the same period in 2021. The decrease was the result of cost reduction initiatives in the prior year.

Other Income (Expense)

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Other income (expense)	$(544)	0	$(150)	—	$(394)	(263)

The change in other income (expense), net during the three months ended December 31, 2022 compared with the same period in 2021 was related primarily to fluctuations in foreign currency exchange rates and the sale of certain intangible assets during the nine months ended December 31, 2022.

Interest expense

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Interest expense	(2,701)	2	(2,431)	3	(270)	(11)

In the three months ended December 31, 2022, interest expense increased $0.3 million, or 11%, as compared with the same period in 2021 due to a higher effective interest rate on our Term Loan.

Loss on debt extinguishment

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Loss on debt extinguishment	—	—	—	—	—	n/a

There were no debt extinguishments in the three months ended December 31, 2022 and 2021.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Income tax provision	$693	1	$1,254	—	$(561)	(45)

The income tax provision for the three months ended December 31, 2022 and 2021 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2022 and 2021

Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Product revenue
Primary storage systems	$39,375	13	$41,787	15	$(2,412)	(6)
Secondary storage systems	127,852	43	85,093	31	42,759	50
Devices and media	31,370	9	38,428	14	(7,058)	(18)
Total product revenue	198,597	65	165,308	60	33,289	20
Service and subscription	99,066	32	100,352	36	(1,286)	(1)
Royalty	9,744	3	11,963	4	(2,219)	(19)
Total revenue	$307,407	100	$277,623	100	$29,784	11

Product revenue
In the nine months ended December 31, 2022, product revenue increased $33.3 million, or 20%, as compared to the same period in 2021. Primary storage systems decreased $2.4 million, or 6%, primarily driven from a reduced number of large purchases from install base customers. Secondary storage systems increased $42.8 million, or 50%, driven by higher demand in hyperscale use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased 1% in the nine months ended December 31, 2022 compared to the same period in 2021 partially driven by lower overall legacy service revenues offset by higher subscription revenue.

Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $2.2 million, or 19%, in the nine months ended December 31, 2022 compared to the same period in 2021 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2022	Gross margin %	2021	Gross margin %	$ Change	Basis point change
Product	$35,587	17.9	$40,326	24.4	$(4,739)	(650)
Service and subscription	56,837	57.4	58,588	58.4	(1,751)	(100)
Royalty	9,744	100.0	11,963	100.0	(2,219)	—
Gross profit	$102,168	33.2	$110,877	39.9	$(8,709)	(670)

Product Gross Margin

Product gross margin decreased to 17.9% or by 650 basis points for the nine months ended December 31, 2022, as compared with the same period in 2021. This decrease was due primarily to a $6.9 million extraordinary inventory reserve provision recorded during the nine months ended December 31, 2022. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory has become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our ongoing operations and is not expected to be repeated in the near term. Excluding this non-recurring adjustment, product gross margin has declined approximately 300 basis points for the nine months ended December 31, 2022, as compared to the same period in 2021 primarily due to a less favorable mix of revenues weighted towards our lower margin product lines of business and a reduction in royalty partially offset by improvements in pricing and lower supply chain costs.

Service and Subscription Gross Margin

Service and subscription gross margins decreased 100 basis points for the nine months ended December 31, 2022, as compared with the same period in 2021. This was partially driven by lower overall service revenues, and by cost pressures as a result of certain constraints in the global supply chain.

Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Research and development	$33,925	11.0	$38,287	13.8	$(4,362)	(11)
Sales and marketing	47,894	15.6	46,128	16.6	1,766	4
General and administrative	35,223	11.5	33,830	12.2	1,393	4
Restructuring charges	1,605	0.5	850	0.3	755	89
Total operating expenses	$118,647	38.6	$119,095	42.9	$(448)	—

In the nine months ended December 31, 2022, research and development expense decreased $4.4 million, or 11%, as compared with the same period in 2021. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the nine months ended December 31, 2022, sales and marketing expenses increased $1.8 million, or 4%, as compared with the same period in 2021. Both marketing expense and travel expense have increased over the prior year as COVID-19 restrictions ease.
In the nine months ended December 31, 2022, general and administrative expenses increased $1.4 million, or 4%, as compared with the same period in 2021. This increase was largely driven by increased intangible amortization from business acquisitions.
In the nine months ended December 31, 2022, restructuring expenses increased $0.8 million, or 89%, as compared with the same period in 2021. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Other income (expense)	$2,638	1	$(223)	—	$2,861	1,283

The change in other income (expense), net during the nine months ended December 31, 2022 compared with the same period in 2021 was related primarily to fluctuations in foreign currency exchange rates and the sale of certain intangible assets during the nine months ended December 31, 2022.

Interest expense

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Interest expense	(7,537)	2	(9,387)	3	1,850	20

In the nine months ended December 31, 2022, interest expense decreased $1.9 million, or 20%, as compared with the same period in 2021 due to a lower principal balance and a lower effective interest rate on our Term Loan.

Loss on debt extinguishment

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Loss on debt extinguishment	(1,392)	—	(4,960)	2	3,568	n/a

In the nine months ended December 31, 2022, the change in loss on debt extinguishment of $3.6 million was related to prepayments of our long term debt.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2022	% of revenue	2021	% of revenue	$ Change	% Change
Income tax provision	$1,564	1	$1,678	1	$(114)	(7)

The income tax provision for the nine months ended December 31, 2022 and 2021 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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
We had cash and cash equivalents of $26.0 million as of December 31, 2022, which consisted primarily of bank deposits and money market accounts. As of December 31, 2022 we had $5.7 million available to borrow under the PNC Credit Facility.
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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(19,596)	$(26,681)
Investing activities	(12,644)	(11,779)
Financing activities	52,973	9,646
Effect of exchange rate changes	21	12
Net increase (decrease) in cash and cash equivalents and restricted cash	$20,754	$(28,802)

Cash Used In Operating Activities

Net cash used in operating activities was $19.6 million for the nine months ended December 31, 2022. This use of cash was primarily attributed to cash used due related to manufacturing and service part inventories of $12.0 million and a decrease in deferred revenue of $14.4 million offset by an increase $7.2 million in accounts payable.

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

Cash Used in Investing Activities

Net cash used in investing activities was $12.6 million in the nine months ended December 31, 2022, which was primarily attributable to capital expenditures of $10.6 million and a $2.0 million deferred business acquisition payment.

Net cash used in investing activities was $11.8 million in the nine months ended December 31, 2021, which was primarily attributable to cash paid for our acquisition of our video surveillance business of $7.8 million and capital expenditures of $4.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $53.0 million for the nine months ended December 31, 2022, which was related primarily to $66.7 million of net cash received from the Rights Offering of 30 million shares of our common stock and borrowings on our credit facility of $9.6 million offset by a $20.0 million prepayment of our term debt and term debt principal amortization payments and amendment fees totaling $3.3 million.

Net cash provided by financing activities was $9.6 million in the nine months ended December 31, 2021, which was related primarily to borrowings under our credit facility and proceeds from the new Term Loan offset by the repayment in full of the Senior Secured Term Loan.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1#	Director Offer Letter between Quantum Corporation and Don Jaworski, dated September 16, 2022	8-K	9/28/22	10.1
10.2#	Director Offer Letter between Quantum Corporation and Hugues Meyrath, dated September 16, 2022	8-K	9/28/22	10.2
10.3#	Form of Indemnification Agreement between Quantum Corporation and its Named Executive Officers and Directors	8-K	9/28/22	10.3
10.4#	Offer Letter between the Company and Kenneth P. Gianella dated December 15, 2022.	8-K	1/11/23	10.1
10.5#	Transition Agreement between the Company and J. Michael Dodson dated January 9, 2023.	8-K	1/11/23	10.3
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

February 2, 2023	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

February 2, 2023	/s/ Kenneth Gianella
(Date)	Kenneth Gianella
Chief Financial Officer
(Principal Financial Officer)