Form 10-K
period 2023-03-31
QUANTUM CORP /DE/
filed 2023-06-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.			☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	Yes	☒	No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $65,877,520.
As of May 30, 2023, there were 93,698,287 shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant's proxy statement to be filed in connection with the Annual Meeting of Stockholders to be held in 2023 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

QUANTUM CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2023

i

As used in this Annual Report on Form 10-K (this "Annual Report"), the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; [the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans;] the outcome of any claims and disputes; and those risks described under Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I
ITEM 1. BUSINESS
Overview
Quantum delivers end-to-end solutions to analyze and enrich, store and manage, and protect and preserve unstructured data across its entire lifecycle. We specialize in solutions for video data, images, and other large files because this “unstructured” data represents more than 80% of all data being created, according to leading industry analyst firms. This unstructured data has driven a fundamental shift in the nature of data and the role data plays in every industry. It is exponentially larger than traditional corporate data, contains immense value, and must be captured, protected, and stored for many years, decades, and longer. It is no longer just about storing data— organizations need to extract value from their data. Locked inside video, imagery, security camera footage, scientific data sets, and other sensor-derived data is a wealth of information for informed decision-making.

As a result, organizations need end-to-end solutions that allow them to manage and preserve data for decades and to easily extract insights from the detail. Whether data lives in the workplace, at the edge, or in the cloud, we provide organizations with the technology, software, and services they need to store, manage, protect, and enrich data throughout its lifecycle.

Products and Services

Our portfolio of products includes primary storage software and systems, secondary storage software and systems, as well as devices and media.

Primary Storage Software and Systems include:
•Myriad All-Flash File and Object Storage Software: All-flash scale-out file and object storage for high performance enterprise unstructured data applications such as AI, machine learning, and data analytics.
•StorNext Hybrid Flash/Disk File Storage Software: For video editing, post-production, and streaming applications, as well as large digital file archives.
•Unified Surveillance Platform Software: Unified compute and storage for video surveillance recording, storage, and analytics.
•CatDV Asset Management Software: For indexing, cataloging, enriching video, audio, and image files, and workflow orchestration.

Secondary Storage Software and Systems include:
•ActiveScale Object Storage Software: Extremely scalable and durable storage for long term data preservation and protection.
•DXi Backup Appliances: Purpose-built backup appliances for high-speed backup and recovery and multisite data protection.
•Scalar Tape Storage: Low cost, secure storage for long term data archiving and offline data protection. Scalar tape storage systems are used by the world’s largest hyperscalers as well as thousands of enterprises worldwide.

Devices and Media includes the sale of standalone Linear Tape-Open (“LTO®”) tape drives for small business data protection and archiving, and LTO® media for use in tape storage systems.

We also offer a broad portfolio of services including 24x7x365 global support, deployment and consulting services, education services, and Quantum-as-a-Service. Our services are delivered with a combination of expertise and technology, including the MyQuantum Service Delivery Platform, and Cloud-Based Analytics (CBA) AIOps software for proactive remote monitoring.

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

Research and Development

We are a solutions company that relies on technology advancements to compete in an industry characterized by rapid change and evolving customer requirements. Our success depends, in part, on our ability to introduce new products and features to meet end user needs. Our research and development teams are focused on technology and services to make our end-to-end solution of storage systems and data management software easier to manage at scale, software enhancements to make our storage more searchable and accessible, software-defined hyperconverged storage technology, next generation solid-state and hard-drive storage system software, data deduplication and other data reduction technologies, and making tape and other mediums even more efficient as a solution for medium for long term archival storage.

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

Customers

We provide solutions to multiple industries globally. Historically, our primary customers are in hyperscale, technology and industrial, media and entertainment, federal government, life sciences and healthcare, and financial industries. In addition, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 32%, 17%, and 16% of revenue in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, of which one of our hyperscale customers represented 10% or more of our total 2023 revenue.

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

Our primary storage solutions, including object storage systems, primarily face competition from the EMC business unit of Dell Inc. (“Dell”), International Business Machines Corporation, (“IBM”), NetApp, Inc., (“NetApp”), and other enterprise storage vendors in the markets we serve.

Our secondary storage solutions, primarily tape storage systems, compete in the midrange and enterprise reseller and end user markets with IBM and other tape library vendors. Competitors for entry-level and OEM tape systems include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk backup products and cloud storage are an indirect competitive alternative to tape storage. Our backup storage systems primarily compete with products sold by Dell, Hewlett Packard Enterprise Company and Veritas Technologies LLC.

Manufacturing and Supply Chain

Quantum has a global supply chain and operations organization, with contract manufacturers located in the U.S. and Mexico along with supporting third-party logistics companies in the Europe, Middle East, and Africa region (“EMEA”), and the Asia-Pacific region, or (“APAC”). Our supply chain and manufacturing strategy minimizes geo-political and environmental causal risks and provides flexibility to support demand fluctuations by region.

Quantum primary storage and secondary disk-based storage systems are sold as appliances that combine Quantum software with servers that are procured from various server vendors. Quantum sources these servers from various vendors, then uses contract manufacturers for final integration and shipment to customers. Quantum's tape storage systems are designed by Quantum and manufactured by a global contract manufacturer.

Tape media is manufactured in Japan and distributed globally.

The global supply chain and logistics have been severely constrained and impacted by inflationary pricing for the past couple of years. While we are cautiously optimistic and see signs of improvement over the past year with supply of both server and tape automation components, we continue to see some constraints. While some components continue to have extended lead times and often non-cancellable purchase orders are required, Quantum continues to work with suppliers to minimize lead times and associated liabilities. We continue to focus on a number of actions including alternate component qualifications, more aggressive management of contract manufacturers, and model changes for better logistics performance and visibility.

Intellectual Property and Technology

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2023, we hold over 160 U.S. patents. In general, these patents have a 20-year term from the first effective filing date for each patent. We may also hold foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products have infringed on their patents. We are not knowingly infringing any third-party patents. Should it ultimately be determined that licenses for third-party patents are required, we will undertake best efforts to obtain such licenses on commercially reasonable terms. See Note 11: Commitments and Contingencies for additional disclosures regarding lawsuits alleging patent infringement.

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

Information About Our Executive Officers

Following are the names and positions of our management team as of May 18, 2023, including a brief account of the business experience of each.

Name	Position with Quantum
James J. Lerner	President, Chief Executive Officer and Chairman of the Board
Kenneth Gianella	Chief Financial Officer
Brian E. Cabrera	Chief Administrative Officer
John Hurley	Chief Revenue Officer
Lewis Moorehead	Chief Accounting Officer

James J. Lerner, 53, was appointed as President and Chief Executive Officer of the Company, effective July 1, 2018, and was appointed Chairman of the Company’s Board of Directors (the “Board of Directors”) on August 7, 2018. Mr. Lerner has previously served as Vice President and Chief Operating Officer at Pivot3 Inc., a smart infrastructure solutions company, from March 2017 to June 2018, and as Chief Revenue Officer from November 2016 to March 2017. Prior to Pivot3 Inc., from March 2014 to August 2015, Mr. Lerner served as President of Cloud Systems and Solutions at Seagate Technology Holdings Public Limited Company (“Seagate”) (Nasdaq: STX), a data storage company. Prior to Seagate, Mr. Lerner served in various executive roles at Cisco Systems, Inc.

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

Kenneth Gianella, 50, has served as our Chief Financial Officer since January 2023. Prior to joining us, he served as the Vice President of Investor Relations; Mergers, Divestitures, & Acquisitions; and Environmental, Social & Governance (ESG) Strategy at Itron, Inc. (Nasdaq: ITRI), an energy and water network technology and services company, since July 2018, and as Vice President of Finance and Treasury of Itron’s Networks segment from January 2018 to July 2018. Prior to that, from December 2012 to December 2017, Mr. Gianella held various senior finance positions at Silver Springs Networks, an IoT and smart networks company (acquired by Itron in December 2017), including as interim Chief Financial Officer, Senior Vice President, Finance and Treasurer. Mr. Gianella also was the Head of Finance and Administration at Sensity Systems, Inc., a producer of smart LED lights for enabling Smart Cities, and held various senior finance roles at KLA-Tencor Corporation, a leader in process control, yield management, and computational analytics for the semiconductor industry. Mr. Gianella holds a Master of Business Administration from University of Pittsburgh and a Bachelor of Science in Business Administration from Duquesne University.

Brian E. Cabrera, 58, most recently served as the Assistant United States Attorney from October 2018 to April 2020 and as Special Assistant United States Attorney from October 2017 to October 2018 in the Office of the United States Attorney, Northern District of California. From May 2014 to June 2017, Mr. Cabrera served as Senior Vice President & General Counsel of NVIDIA Corporation (“NVIDIA”) (Nasdaq: NVIDIA), a graphics processing units technology company. Prior to NVIDIA, Mr. Cabrera served as General Counsel and Corporate Secretary, Chief Ethics & Compliance Officer of Synopsys, Inc. (Nasdaq: SNPS), an electronic design automation company, from 2006 to 2014. From 1999 to 2006, Mr. Cabrera served as Senior Vice President, Operations, General Counsel and Corporate Secretary of Callidus Software, Inc., an enterprise software company. Prior to Callidus Software, Inc., Mr. Cabrera held various legal positions with PeopleSoft, Inc., a human resource management systems provider, Netscape Communications Corporation, an internet software developing company, Silicon Graphics, Inc., a computer hardware and software manufacturing company, and Bronson, Bronson & McKinnon LLP, a law firm. Mr. Cabrera holds Bachelor’s and Master’s degrees and a Juris Doctorate from the University of Southern California.

John Hurley, 57, has served as Quantum's Chief Revenue Officer since August 2021. Prior to Quantum, Mr. Hurley was at Cisco Systems, Inc. (Nasdaq: CSCO), a networking hardware and software manufacturing company, from 2008 to 2021, and most recently served as Vice President at Cisco, global commercial segment. Mr. Hurley also spent several years overseeing Cisco's service provider business. Additionally, Mr. Hurley led transformational enterprise relationships with Cisco's largest enterprise customers in aerospace and automotive. From 2005 to 2008, he served as area Vice President, Midwest Global / Corporate Business Group at Dell Technologies Inc. (NYSE: DELL), a multinational technology company, where he led regional sales directors and their teams to support multiple Fortune 100 customers. Mr. Hurley held leadership roles at transformational early-stage software companies, where he helped drive the businesses to successful acquisitions by industry leaders Microsoft Corporation and HP Inc. Mr. Hurley holds a Bachelor of Science in Economics from Pennsylvania State University.

Lewis Moorehead, 51, has served as our Chief Accounting Officer since October 2018. Prior to joining Quantum, Mr. Moorehead was the Director of Finance, Accounting and Tax at Carvana, Co. (NYSE: CVNA), a publicly traded on-line retailer, from November 2016 to October 2018. Beginning in September 2004, he has served as Managing Partner at Quassey, an investment firm. While at Quassey, he also served as Vice President of Finance and Principal Accounting Officer at Limelight Networks, Inc. (now Edgio, Inc.), a Nasdaq-listed global content delivery network and SaaS provider, from March 2010 to August 2013. He has also held finance and accounting positions at eTelecare Global Solutions, an outsourcing service company, Rivers and Moorehead PLLC, an accounting advisory firm, Intelligentias, Inc., a data intelligence company, American Express Company (NYSE: AXP), a payment card services company, and PricewaterhouseCoopers LLP, an advisory and tax services firm. He holds a Bachelor of Business Administration, in Accounting from the University of Wisconsin-Whitewater.

Human Capital

Our Chief Administrative Officer ("CAO") leads our human capital initiatives, which include the design and execution of all people strategies. The CAO partners directly with the Board of Directors, the Leadership and Compensation Committee, and Senior Management on the design, cost, and effectiveness of our people programs to ensure they are competitive and reward our teams for driving company performance.

Our workforce is currently distributed across 19 countries, with approximately 850 employees globally as of March 31, 2023, including 460 in North America, 190 in APAC, and 200 in EMEA. We engage with contractors, consultants, or temporary employees as needs for special projects occur.

Work Environment

While we believe competition for talent in the technology industry in certain geographies may be beginning to soften, we continue to design, evaluate, and expand our total rewards programs so they remain competitive in attracting, motivating, rewarding, and retaining key talent.

We offer flexible and hybrid working arrangements that allow our employees to choose where and how they work. We work to ensure our office environments, whether at a primary location or remote, are safe, professional, and inclusive so our employees can be successful.

To build high performing products and services, we aim to build high performing teams that are inclusive, diverse, and respected regardless of gender, race, color, religion, age, sexual orientation, or disability. We invest in diverse hiring and training initiatives, performance and professional development opportunities, and candidates ranging from interns to experienced leaders. This past year, we partnered with an outside firm for our training on compliance and preventing harassment and discrimination. We believe that fostering an inclusive work environment is a critical component for our culture of excellence.

Culture of Excellence, Accountability, and Innovation

Our company goals and leadership attributes set the tone for our culture of excellence and accountability. Employees are empowered to ask questions and encouraged to report concerns without fear of retaliation, including reporting anonymously if preferred.

During the fiscal year ended March 31, 2023, we redesigned our internal employee recognition program to encourage driving innovation, promoting teamwork, and leading by example. We also continued our practice of “no internal meeting days” so employees can have more time for focused work, training, or personal development.

Talent Development

Our talent is our greatest asset. We seek to actively grow our employees’ skills and leadership perspective while retaining our most critical talent. Our managers and employees participate in regular performance discussions that help facilitate conversations on employee contributions, goals, and expectations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at https://www.quantum.com generally when such reports are available on the Securities and Exchange Commission (“SEC”) website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or (202) 551-5450. The SEC maintains an internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Before investing in any of our securities, you should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report. The risks and uncertainties described below could materially and adversely affect our business, operating results, revenue, financial condition, liquidity, market share or competitive position, and consequently, the value of our securities.

Risks Related to Our Supply Chain, Customers and Sales Strategy

Cost increases, supply disruptions, or raw material shortages, including in single source components, could harm our business.

We have and may continue to experience cost increases or supply interruptions in raw materials and components necessary for our products, as well as increased freight charges and reduced capacity from our freight forwarders. Any such increases or interruptions could materially negatively impact our business, prospects, financial condition and operating results, including delays in manufacturing and shipments of our products and in some cases, result in canceled orders. While we have implemented price increases intended to offset rising costs, we cannot provide assurance that these increases will have the desired effects on our business model in the expected timeframe.

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

Sole source of product supply

In many cases, our business partners are the sole source of supply for the products or parts they manufacture, or the services they provide to us, and we do not have executed long-term purchase agreements with these partners. Our reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

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

In some cases, we may retain the responsibility to purchase component inventory to support third-party manufacturing activities, which presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we may place orders with or pay certain suppliers for components in advance of receiving customer purchase orders. We may occasionally enter into large orders with vendors to ensure that we have sufficient components for our products to meet anticipated customer demand. It is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay.

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
•war, military conflict, and geopolitical unrest, including the war between Russia and Ukraine, may affect our engineering and support teams outside the U.S. and their ability to perform as well as our sales and services delivery with sanctioned entities and countries;
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
•natural disasters, including earthquakes, flooding, typhoons and tsunamis; and
•pandemics and epidemics, and varying and potentially inconsistent governmental restrictions on the operation of businesses, travel and other restrictions.

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

During the fiscal year ended March 31, 2023 we had one Hyperscale customer represent 10% or more of our total revenue versus the prior fiscal year, March 31, 2022, when we had no single customer represent 10% or more of our total revenue. If this customer or any other large customers should significantly decrease or stop purchasing our solutions we would see a significant reduction in revenue that may result in a material adverse effect on our operating results.

The U.S. federal government is an important customer, and our business may be materially and adversely harmed by changes in government purchasing activity.

A portion of our sales are to various agencies and departments of the U.S. federal government, and federal spending funding cuts and temporary government shutdowns have previously impacted and may continue to impact our revenue in the future. Future spending cuts by the U.S. federal government, temporary shutdowns of the U.S. federal government, or changes in its procurement processes or criteria could decrease our sales to the federal government and materially and adversely affect our operating results. In addition, changes in government certification requirements applicable to our products could impact our ability to see to U.S. federal customers.

Risks Related to Our Operating Results, Financial Condition, or Stock Price

We continue to face risks related to inflation, economic uncertainty, and slow economic growth.

Uncertainty about economic conditions pose risks as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, increases in inflation and interest rates, negative financial news, and declines in income or asset values which could adversely affect our business, financial condition and operating results. Recent inflationary increases have driven up the prices at which we are able to purchase necessary components, products, and services, as well as the cost of contract labor. In addition, we continue to face risks related to uncertain tariff levels between countries where our products are manufactured and sold, unstable political and economic conditions in Europe, including the war between Russia and Ukraine, and concerns about sovereign debt, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted or result in unfavorable financing terms, impacting our ability to react to changing economic and business conditions and could also materially and adversely affect our ability to sustain our operations at their current levels.

Our stock price has experienced significant volatility in the past, and continued volatility may cause our common stock trading price to remain volatile or decline.

Our stock price has been extremely volatile in the past. The trading price of our common stock may continue to fluctuate in response to a number of events and factors, many of which may be beyond our control, such as:
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
•large or sudden purchases or sales of stock by investors;
•changes in interest and exchange rates;
•a continued widespread decline in the U.S. or global economy as a result of the impact of COVID-19, supply chain constraints, or other factors;
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

The market for skilled engineering, sales, and administrative talent is competitive and we have seen delays in recruiting and hiring timeframes. We believe our ability to recruit and hire new talent, and retain existing key personnel, may be negatively impacted by prior and ongoing fluctuations in our operating results, stock price, and ability to offer competitive benefits and total compensation programs. Our business results may be harmed if we are unable to attract and retain key talent in the future.

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
•restructuring actions or unexpected costs; and
•foreign currency exchange fluctuations.

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

We derive significant revenue from products incorporating tape technology. Our future operating results depend in part on continued market acceptance and use of tape products; in the past, decreases in the tape products market have materially and adversely impacted our business, financial condition and operating results.

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

Disk, solid-state, and flash storage products, as well as various software solutions and alternative technologies have eroded the demand for tape products. We expect that, over time, many of our tape customers could migrate toward these other products and solutions and their proportionate contribution to our revenue will increase in the future. While we are making targeted investments in software, disk backup and flash storage systems, and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands, and strong competition, including competition with companies who are also significant customers. If we are not successful in our efforts, we may not be able to attract or retain customers, and our business, financial condition and results of operations could be materially and adversely affected.

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
•media consumption habits and rates of end users and pattern of device retirements;
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

Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and operating results to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. As recently as March 2023, we were in danger of failing to meet certain financial covenants in our debt agreements, which could have resulted in a default under these agreements if we had not obtained a waiver of noncompliance from our lenders. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of our indebtedness:

•Our ability to invest in growing our business is constrained by the financial covenants contained in our credit facilities, which require us to maintain certain maximum total net leverage ratio levels, a minimum fixed charge coverage ratio, and liquidity levels and restrict our ability to:
▪Incur debt and liens;
▪Acquire businesses or entities or sell certain assets;
▪Make investments, including loans, guarantees, and advances;
▪Engage in transactions with affiliates;
▪Pay dividends or repurchase stock; and
▪Enter into certain restrictive agreements;

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

The failure to successfully integrate future acquired businesses, products or technologies could harm our business, financial condition, and operating results.

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

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains and is perceived as secure. While we employ sophisticated security measures in our own environment and our product features, we may face internal and external threats including unauthorized access, ransomware attacks, security breaches, and other system disruptions. A cybersecurity breach of our own IT infrastructure or products sold to our customers could result in unauthorized access to, loss of, or unauthorized disclosure of such information and expose us to litigation, indemnity obligations, government investigations, and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach could also expose us to increased costs from remediation, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. Although we maintain cybersecurity liability insurance, our insurance may not cover all or any portion of claims of these types or may not be adequate to indemnify us for inability that may be imposed. Any imposition or liability or litigation costs that are not covered by insurance could harm our business.

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

Competition is intense in the data storage and protection market in which we operate.

Our competitors in the data storage and protection market are aggressively trying to advance and develop new technologies and products to compete against us. Consequently, we face the risk that customers could choose competitor products over ours. As a result of competition and new technology standards, our sales or gross margins could decline, which could materially and adversely affect our business, financial condition, and operating results. Some of those competitors are much larger and financially stronger, have more diverse product offerings, and aggressively compete based on their reputations and greater size.

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

General Risk Factors

We face risks related to health epidemics which could have a material adverse effect on our business and results of operations.

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

ITEM 3. LEGAL PROCEEDINGS
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11: Commitments and Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "QMCO".

Holders of Record, and Dividends

As of May 18, 2023, we had 226 holders of record of our common stock.

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

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2023, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended ("the "Exchange Act").

Stock Performance Graph
The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the Nasdaq and the S&P 500 Index from March 31, 2018 through March 31, 2023.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Mar-18
Mar-19
Mar-20
Mar-21
Mar-22
Mar-23
Quantum
Nasdaq
S&P 500 Technology Hardware & Peripherals

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2023 and 2022 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of fiscal years 2022 and 2021, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, , Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 8, 2022, and incorporated herein by reference.

The following discussion contains forward-looking statements, such as statements regarding anticipated impacts on our business, our future operating results and financial position, our business strategy and plans, our market growth and trends, and our objectives for future operations. Please see "Note Regarding Forward-Looking Statements" for more information about relying on these forward-looking statements.

Overview and Highlights

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

RESULTS OF OPERATIONS

	Year Ended March 31,
(in thousands)	2023	2022
Total revenue	$412,752	$372,827
Total cost of revenue (1)	278,813	225,792
Gross profit	133,939	147,035
Operating expenses
Research and development (1)	44,555	51,812
Sales and marketing (1)	66,034	62,957
General and administrative (1)	47,752	45,256
Restructuring charges	1,605	850
Total operating expenses	159,946	160,875
Loss from operations	(26,007)	(13,840)
Other income (expense), net	1,956	(251)
Interest expense	(10,560)	(11,888)
Loss on debt extinguishment, net	(1,392)	(4,960)
Net loss before income taxes	(36,003)	(30,939)
Income tax provision	1,940	1,341
Net loss	$(37,943)	$(32,280)
(1) Includes stock-based compensation as follows:

	Year Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$929	$1,112
Research and development	2,997	5,843
Sales and marketing	2,397	2,516
General and administrative	4,427	4,358
Total	$10,750	$13,829

Comparison of the Years Ended March 31, 2023 and 2022

Revenue

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$266,537	65%	$223,761	60%	$42,776	19%
Service and subscription revenue	132,510	32%	133,689	36%	(1,179)	(1)%
Royalty revenue	13,705	3%	15,377	4%	(1,672)	(11)%
Total revenue	$412,752	100%	$372,827	100%	$39,925	11%

Product Revenue
In fiscal 2023, product revenue increased $42.8 million, or 19%, as compared to fiscal 2022. The primary driver of the increase was demand from our large hyperscale customers, as well as continued strong demand globally for data protection and archive solutions. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offer as a subscription. We anticipate the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings. The Devices and media also decreased partially driven by lower volume of LTO® media sales.
Service and Subscription Revenue
Service and subscription revenue decreased $1.2 million, or 1%, in fiscal 2023 compared to fiscal 2022. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our LTO® media patents through our membership in the LTO® consortium. Royalty revenue decreased $1.7 million, or 11%, in fiscal 2023, as compared to fiscal 2022, related to lower overall unit shipments.

Gross Profit and Margin

	Year Ended March 31,
(in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product gross profit	$46,506	17.4%	$53,981	24.1%	$(7,475)	(670)
Service and subscription gross profit	73,728	55.6%	77,677	58.1%	(3,949)	(250)
Royalty gross profit	13,705	100.0%	15,377	100.0%	(1,672)	—
Gross profit	$133,939	32.5%	$147,035	39.4%	$(13,096)	(690)

Product Gross Margin
Product gross margin decreased 670 basis points for fiscal 2023, as compared to fiscal 2022. This decrease was due primarily to a $9.8 million inventory provision recorded during fiscal 2023. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory has become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our ongoing operations and is not expected to be repeated in the near term.
Excluding this non-recurring adjustment, product gross margin has declined approximately 370 basis points for fiscal 2023, as compared to fiscal 2022 primarily due to the continuation of pricing pressure on materials cost and freight, as global supply chain constraints disrupted normal procurement channels. Our product mix was also more heavily weighted to lower margin solutions.
Service and subscription Gross Margin
Service and subscription gross margin decreased 250 basis points for fiscal 2023, as compared to fiscal 2022. This decrease was due partially to increased costs for freight and repair on replacement parts in addition to additional inventory write downs required for service parts caused by the transition of certain service logistics activities to a third party provider.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Research and development	$44,555	11%	$51,812	14%	$(7,257)	(14)%
Sales and marketing	66,034	16%	62,957	17%	3,077	5%
General and administrative	47,752	12%	45,256	12%	2,496	6%
Restructuring charges	1,605	—%	850	—%	755	89%
Total operating expenses	$159,946	39%	$160,875	43%	$(929)	(1)%

In fiscal 2023, research and development expense decreased $7.3 million, or 14%, as compared with fiscal 2022. This decrease was the result of one-time acquisition-related costs that occurred in the prior year, as well as the overall consolidation of those acquisitions.
In fiscal 2023, sales and marketing expenses increased $3.1 million, or 5%, as compared with fiscal 2022. This increase was partially driven by increased investment in sales resources in key strategic markets, as well as the resumption of large trade shows and other events that are a key driver of our marketing activities.
In fiscal 2023, general and administrative expenses increased $2.5 million, or 6%, as compared with fiscal 2022. This increase was driven primarily by transition costs as we complete large projects in our IT and facilities infrastructure.
In fiscal 2023, restructuring expenses increased $0.8 million, or 89%, as compared with fiscal 2022. This increase is driven by corporate restructuring activities as we consolidated our physical footprint and operations in certain markets.

Other expense, net

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense), net	$1,956	1%	$(251)	0%	$(2,207)	(879)%

In fiscal 2023, other income (expense), net increased $2.2 million or 879%, compared to fiscal 2022. The increase was primarily related to differences in foreign currency gains and losses during each period, as well as the sale of IP licenses.

Interest expense

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	(10,560)	(3)%	(11,888)	(3)%	(1,328)	(11)%

In fiscal 2023, interest expense decreased $1.3 million, or 11%, as compared to fiscal 2022. This decrease was primarily due to a lower principal balance on our Term Loan.

Loss on debt extinguishment, net

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Loss on debt extinguishment, net	(1,392)	—%	(4,960)	(1)%	(3,568)	(72)%

In fiscal 2023, loss on debt extinguishment, net was related to prepayment of our long-term debt.

Income tax provision

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$1,940	1%	$1,341	—%	$599	45%

Our income tax provision is primarily influenced by foreign and state income taxes. In fiscal 2023, the income tax provision increased $0.6 million or 45%, compared to fiscal 2022, related primarily to higher current foreign taxes as a result of an increase in foreign taxable income.
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

Liquidity and Capital Resources

We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our credit facility with PNC Bank, National Association (as amended from time to time, the “PNC Credit Facility”) pursuant to the Amended Restated Revolving Credit and Security Agreement dated December 27, 2018. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.

We had cash and cash equivalents of $26.0 million as of March 31, 2023, which excludes $0.2 million. of short-term restricted cash as of March 31, 2023. Our total outstanding Term Loan debt was $74.7 million, and we had $20.0 million available to borrow under the PNC Credit Facility as of March 31, 2023.

We generated negative cash flows from operations of approximately $4.9 million and $33.7 million for the fiscal years ended March 31, 2023 and 2022, respectively, and generated net losses of approximately $37.9 million and $32.3 million for the fiscal years ended March 31, 2023 and 2022, respectively. We have funded operations through the sale of common stock, term debt borrowings and revolving credit facility borrowings described in Note 5: Debt.

On June 1, 2023, the Company entered into amendments to the Term Loan and the PNC Credit Facility. The amendments, among other things, (a) amended the total net leverage ratio financial covenant commencing with the fiscal quarter ended June 30, 2023; (b) amended the minimum liquidity financial covenant to decrease the minimum liquidity to $15 million; and (c) amended the “EBITDA” definition to increase the add-back cap on non-recurring items including restructuring charges during the fiscal years ended March 31, 2024 and 2025. The Term Loan amendment also provided an advance of $15 million in additional Term Loan borrowings. With the additional term debt borrowings, in addition to the amendments to the credit agreements, we forecasted that operating performance, cash, current working capital and borrowings available under the PNC Credit Facility will provide us with sufficient capital to fund operations for at least one year from the financial statement issuance date. If required, there is no assurance that we would be able to obtain sufficient additional funds when needed or that such funds, if available, would be obtainable on terms satisfactory to us.
Our outstanding long-term debt amounted to $83.1 million as of March 31, 2023, net of $3.3 million in unamortized debt issuance costs and $5.0 million in current portion of long-term debt.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Year Ended March 31,
( in thousands)	2023	2022
Cash provided by (used in):
Operating activities	(4,894)	(33,728)
Investing activities	(15,601)	(14,124)
Financing activities	41,165	20,157
Effect of exchange rate changes	12	51
Net change in cash, cash equivalents, and restricted cash	$20,682	$(27,644)

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million for the year ended March 31, 2023, primarily attributable to cash provided by operating activities excluding changes in assets and liabilities of $1.5 million offset by cash used associated with working capital changes of $6.4 million including cash used related to manufacturing and service inventories of $5.3 million.

Net cash used in operating activities was $33.7 million for the year ended March 31, 2022, primarily attributable to $30.5 million of changes in assets and liabilities due primarily to working capital requirements due to higher manufacturing and service inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.6 million for the year ended March 31, 2023, primarily attributable to $12.6 million of capital expenditures and $3.0 million of cash paid related to the deferred purchase price for a prior business acquisition.

Net cash used in investing activities was $14.1 million for the year ended March 31, 2022, primarily attributable to $7.8 million of business acquisitions and $6.3 million of capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $41.2 million for the year ended March 31, 2023 due primarily to $66.2 million of net cash received from the Rights Offering of 30 million shares of our common stock offset in part by a $20.0 million prepayment of our term debt and term debt principal amortization payments and amendment fees totaling $3.3 million.

Net cash provided by financing activities was $20.2 million for the year ended March 31, 2022, primarily related to borrowings under our credit facility, and proceeds from the new Term Loan offset by the repayment in full of the Senior Secured Term Loan.

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

We are also subject to ordinary course of business litigation, See Note 11: Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
(in thousands)	Total	1 year or less	1 – 3 Years	3 –5 Years	More than 5 years
Debt obligations (1)	$140,407	$15,109	$108,548	$16,750	$—
Future lease commitments (2)	22,993	2,700	3,989	3,042	13,262
Purchase obligations (3)	28,688	28,688	—	—	—
Total	$192,088	$46,497	$112,537	$19,792	$13,262

(1) Consists of (i) principal and interest payments on our term loan based on the amount outstanding and interest rates in effect at March 31, 2023, and (ii) principal, interest, and unused commitment fees on our PNC Credit Facility based on the amount outstanding and rates in effect at March 31, 2023. Term loan debt matures on August 5, 2026.

(2) Represents aggregate future minimum lease payments under non-cancelable operating leases.

(3) Includes primarily non-cancelable inventory purchase commitments.

Off-Balance Sheet Arrangements

We do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Note 1: Description of Business and Significant Accounting Policies, to our consolidated financial statements.

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

There are significant judgements used when applying Accounting Standards Codification (“ASC”) Topic 606 to contracts with customers. Most of our contracts contain multiple goods and services designed to meet each customers’ unique storage needs. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. Where standalone selling price may not be directly observable (e.g., the performance obligation is not sold separately), we maximize the use of observable inputs by using information including reviewing discounting practices, performance obligations with similar customers and product groupings. We determined that invoice price is the best representation of what we expect to receive from the delivery of each performance obligation. This judgment is based on the fact that each storage solution is customizable to meet an individual customer’s needs and every product’s transaction price can vary depending on the mix of other products included in the same purchase order and there are no identifiable trends that provide a good representation of expected margin for each product.

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

Interest Rate Risk

We are subject to interest rate risk on borrowings under our variable interest rate term debt and PNC Credit Facility. See Note 5: Debt to our consolidated financial statements for a description of our long-term debt. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the term debt and the PNC Credit Facility during fiscal 2023, a hypothetical 100-basis point increase or decrease in market interest rates sustained throughout the year would not result in a material change to our annual interest expense. Our other long-term debt related to lease obligations have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest applied to our lease obligations to be minimal.

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

To the Board of Directors and Stockholders
Quantum Corporation
San Jose, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quantum Corporation and its subsidiaries (the Company) as of March 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of March 31, 2023, based on the criteria established in Internal Controls - Integrated Framework (2013) issued by COSO.

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

We identified the timing of revenue recognition for product sales (i.e., whether the Company recorded product sales in the appropriate fiscal year) as a critical audit matter because of the significant judgments used when applying Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers – to contracts with customers. The Company ships products to a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to fulfill performance obligations. This made auditing the timing of revenue recognition for product sales challenging and required significant audit effort to validate the timing of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the timing of revenue recognition for product sales included the following, among others:

•We tested the effectiveness of internal controls over the timing of revenue recognition.

•We selected a sample of product sales, obtained the invoice, purchase order, customer contract or agreement, packing list, bill of lading, proof of delivery, and evidence of cash collection, to validate no customer acceptance clauses existed that would preclude revenue recognition, and revenue was recognized in the appropriate fiscal year.

•We selected a sample of credit memos from the period immediately subsequent to the Company’s fiscal year end and the related invoice, return merchandise authorization form, and shipping documents, and validated revenue was recognized in the fiscal year ended March 31, 2023 only when control was transferred to the customer and if applicable, customer acceptance had occurred.

•We obtained and evaluated internal certifications provided by the Company’s sales employees to validate no side agreements existed that could impact the timing of revenue recognition.

Inventories – Excess and Obsolescence write down — Refer to Note 1 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s manufacturing and service parts inventories are recorded on a first-in, first-out basis, subject to the lower of cost or net realizable value, and as necessary, the Company writes down the valuation of inventories for excess and obsolescence (“E&O”).

We identified the E&O write-down as a critical audit matter because of the judgments management makes to estimate future parts demand. This required a high degree of auditor judgment and significant effort to validate.

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

•We evaluated the reasonableness of sales demand, tested the completeness and accuracy of prior usage data, and specific product considerations used to estimate parts demand.

•We verified that estimated parts demand was properly compared to inventories on hand to determine excess inventory, and that such excess was properly written down to net realizable value.

/s/ ArmaninoLLP

San Ramon, California

June 6, 2023

We have served as the Company's auditor since 2019.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,963	$5,210
Restricted cash	212	283
Accounts receivable, net of allowance for doubtful accounts of $201 and $422, respectively	72,464	69,354
Manufacturing inventories	19,441	33,546
Service parts inventories	25,304	24,254
Prepaid expenses	4,158	7,853
Other current assets	5,513	4,697
Total current assets	153,055	145,197

Property and equipment, net	16,555	12,853
Intangible assets, net	4,941	9,584
Goodwill	12,969	12,969
Right-of-use assets, net	10,291	11,107
Other long-term assets	15,846	9,925
Total assets	$213,657	$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,716	$34,220
Deferred revenue, current portion	82,504	86,517
Long-term debt, current portion	5,000	4,375
Accrued compensation	15,710	16,141
Other accrued liabilities	13,666	16,562
Total current liabilities	152,596	157,815
Deferred revenue, net of current portion	43,306	41,580
Revolving credit facility	16,750	17,735
Long-term debt, net of current portion	66,354	89,448
Operating lease liabilities	10,169	9,891
Other long-term liabilities	11,370	11,849
Total liabilities	300,545	328,318
Commitments and Contingencies (Note 11)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2023 and 2022	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 93,574 and 60,433 shares issued and outstanding at March 31, 2023 and 2022, respectively	936	605
Additional paid-in capital	722,603	645,038
Accumulated deficit	(808,846)	(770,903)
Accumulated other comprehensive loss	(1,581)	(1,423)
Total stockholders' deficit	(86,888)	(126,683)
Total liabilities and stockholders' deficit	$213,657	$201,635
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended March 31,
	2023	2022	2021
Revenue
Product	$266,537	$223,761	$209,808
Service and subscription	132,510	133,689	124,904
Royalty	13,705	15,377	14,864
Total revenue	412,752	372,827	349,576
Cost of revenue
Product	220,031	169,780	150,257
Service and subscription	58,782	56,012	48,566
Total cost of revenue	278,813	225,792	198,823
Gross profit	133,939	147,035	150,753
Operating expenses
Research and development	44,555	51,812	41,703
Sales and marketing	66,034	62,957	54,945
General and administrative	47,752	45,256	42,001
Restructuring charges	1,605	850	3,701
Total operating expenses	159,946	160,875	142,350
Income (loss) from operations	(26,007)	(13,840)	8,403
Other income (expense), net	1,956	(251)	(1,312)
Interest expense	(10,560)	(11,888)	(27,522)
Loss on debt extinguishment, net	(1,392)	(4,960)	(14,789)
Net loss before income taxes	(36,003)	(30,939)	(35,220)
Income tax provision	1,940	1,341	239
Net loss	$(37,943)	$(32,280)	$(35,459)
Deemed dividend on warrants	(389)	—	—
Net loss attributable to common stockholders	$(38,332)	$(32,280)	$(35,459)

Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.55)	$(0.83)
Weighted average shares - basic and diluted	90,348	58,871	42,852

Net loss	$(37,943)	$(32,280)	$(35,459)
Foreign currency translation adjustments, net	(158)	(567)	666
Total comprehensive loss	$(38,101)	$(32,847)	$(34,793)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2023	2022	2021
Operating activities
Net loss	$(37,943)	$(32,280)	$(35,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,118	9,418	5,697
Amortization of debt issuance costs	1,624	2,414	6,301
Long-term debt related costs	992	8,471	167
Provision for manufacturing and service inventories	18,052	5,740	6,334
Gain on PPP loan extinguishment	—	(10,000)	—
Stock-based compensation	10,750	13,829	9,624
Non-cash income tax benefit	—	—	(577)
Non-cash loss on debt extinguishment	—	—	10,087
Other non-cash	(2,067)	(832)	704
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,966)	3,651	(1,625)
Manufacturing inventories	(1,839)	(12,069)	924
Service parts inventories	(3,503)	(4,400)	(5,879)
Accounts payable	1,158	(1,939)	(1,994)
Prepaid expenses	3,695	(3,959)	(594)
Deferred revenue	(2,286)	(2,514)	418
Accrued restructuring charges	—	(580)	580
Accrued compensation	(431)	(3,073)	4,257
Other assets	(1,270)	(2,602)	2,809
Other liabilities	1,022	(3,003)	(2,541)
Net cash used in operating activities	(4,894)	(33,728)	(767)
Investing activities
Purchases of property and equipment	(12,581)	(6,316)	(6,931)
Business acquisitions	(3,020)	(7,808)	(2,655)
Net cash used in investing activities	(15,601)	(14,124)	(9,586)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	94,961	19,400
Repayments of long-term debt	(24,596)	(94,301)	(92,782)
Borrowings of credit facility	497,280	309,000	309,920
Repayments of credit facility	(498,665)	(291,265)	(313,065)
Borrowings of paycheck protection program	—	—	10,000
Proceeds from secondary offering, net	—	—	96,756
Payment of taxes due upon vesting of restricted stock	—	—	(236)
Proceeds from issuance of common stock	67,146	1,762	1,335
Net cash provided by financing activities	41,165	20,157	31,328
Effect of exchange rate changes on cash and cash equivalents	12	51	(108)
Net change in cash, cash equivalents, and restricted cash	20,682	(27,644)	20,867
Cash, cash equivalents, and restricted cash at beginning of period	5,493	33,137	12,270
Cash, cash equivalents, and restricted cash at end of period	$26,175	$5,493	$33,137
Supplemental disclosure of cash flow information
Cash paid for interest	$8,701	$9,140	$24,324
Cash paid for income taxes, net of refunds	$1,418	$944	$(2,283)
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,049	$147	$258
Transfer of manufacturing inventory to services inventory	$4,045	$211	$918
Transfer of manufacturing inventory to property and equipment	$343	$818	$429
Paid-in-kind interest	$319	$—	$—
Deemed dividend	$389	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,963	$5,210	$27,430
Restricted cash, current	212	283	707
Restricted cash, long-term	—	—	5,000
Total cash, cash equivalents and restricted cash at the end of period	$26,175	$5,493	$33,137
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2020	39,905	$399	$505,762	$(703,164)	$(1,522)	$(198,525)
Net loss	—	—	—	(35,459)	—	(35,459)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	666	666
Shares issued under employee stock purchase plan	320	4	1,331	—	—	1,335
Shares issued under employee incentive plans, net	1,264	13	(13)	—	—	—
Shares surrendered for employees' tax liability upon settlement of restricted stock units	(44)	—	(236)	—	—	(236)
Shares issued in connection with business acquisition	361	3	2,077	—	—	2,080
Shares issued in connection with secondary equity offering, net	15,109	151	96,604	—	—	96,755
Warrants issued related to long-term debt	—	—	11,515	—	—	11,515
Stock-based compensation	—	—	9,624	—	—	9,624
Balance, March 31, 2021	56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss	—	—	—	(32,280)	—	(32,280)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(567)	(567)
Shares issued under employee stock purchase plan	389	4	1,758	—	—	1,762
Shares issued under employee incentive plans, net	2,308	23	(23)	—	—	—
Shares issued in connection with business acquisition	821	8	2,810	—	—	2,818
Stock-based compensation	—	—	13,829	—	—	13,829
Balance, March 31, 2022	60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss	—	—	—	(37,943)	—	(37,943)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(158)	(158)
Shares issued under employee stock purchase plan	600	6	891	—	—	897
Shares issued under employee incentive plans, net	2,180	21	(21)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,949	—	—	66,249
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Settlement of warrant down round provision	—	—	389	—	—	389
Deemed dividend on warrants	—	—	(389)	—	—	(389)
Stock-based compensation	—	—	10,750	—	—	10,750
Balance, March 31, 2023	93,574	$936	$722,603	$(808,846)	$(1,581)	$(86,888)

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company generated negative cash flows from operations of approximately $4.9 million, $33.7 million and $0.8 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively, and generated net losses of approximately $37.9 million, $32.3 million, and $35.5 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. The Company has funded operations through the sale of common stock, term debt borrowings and revolving credit facility borrowings described in Note 5: Debt. Management believes that it has the ability to obtain additional debt or equity financing, if required, and has historically been able to do so. Management also believes that current working capital, borrowings available under the revolving credit facility and future equity financing or debt financing (including additional Term Debt borrowings described in Note 13: Subsequent Events) will provide the Company with sufficient capital to fund operations for at least one year from the consolidated financial statement issuance date. There is no assurance that the Company would be able to obtain sufficient additional funds when needed or that such funds, if available, would be obtainable on terms satisfactory to the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Quantum and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, stock-based compensation and provision for income taxes including related reserves. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over 10 years. Software implementation costs capitalized were $5.6 million, $3.1 million and $3.1 million for fiscal 2023, 2022 and 2021, respectively. Related amortization expense for software implementation costs was $0.1 million, $0.1 million and $0 during fiscal 2023, 2022 and 2021, respectively.

Advertising Expense
Advertising expense is recorded as incurred and was $3.2 million, $3.5 million, and $1.5 million in fiscal 2023, 2022 and 2021, respectively.
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue and were $12.1 million, $11.5 million, and $9.4 million in fiscal 2023, 2022 and 2021, respectively.
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

Concentration of Credit Risk

The Company sells products to customers in a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, the Company may require collateral, including cash deposits and letters of credit, prior to the completion of a transaction. The Company does not believe it has significant credit risk beyond that provided for in the consolidated financial statements in the ordinary course of business. During the fiscal year ended March 31, 2023, one customer represented more than 10% of the Company's total revenue. In fiscal 2022 and 2021, no customers represented 10% or more of the Company’s total revenue. One customer comprised approximately 22% of accounts receivable as of March 31, 2023. One customer comprised approximately 21% of accounts receivable as of March 31, 2022.

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

Segment Reporting

The Company’s chief operating decision-maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has a one reportable segment and operates in three geographic regions: (a) Americas; (b) Europe, Middle East, and Africa (“EMEA”); and (c) Asia Pacific (“APAC”).

The following table summarizes property and equipment, net by geographic region (in thousands):

	For the year ended March 31,
	2023	2022
United States	$16,289	$12,506
International	266	347
Total	$16,555	$12,853

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan for its U.S. employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. For the years ended March 31, 2023, 2022 and 2021, the Company incurred $1.7 million, $1.7 million, and $1.2 million in matching contributions, respectively.

Recently Adopted Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on our consolidated financial statements and accompanying disclosures.

NOTE 2: REVENUE
In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Year Ended March 31,
	2023	%	2022	%	2021	%
Americas[1]
Product revenue	172,332		124,952		118,653
Service and subscription	77,863		81,608		76,039
Total revenue	250,195	61%	206,560	55%	194,692	56%

EMEA
Product revenue	67,485		70,730		67,509
Service and subscription	44,675		44,187		41,261
Total revenue	112,160	27%	114,917	31%	108,770	31%

APAC
Product revenue	26,720		28,079		23,646
Service and subscription	9,972		7,894		7,604
Total revenue	36,692	9%	35,973	10%	31,250	9%

Consolidated
Product revenue	266,537		223,761		209,808
Service and subscription	132,510		133,689		124,904
Royalty[2]	13,705	3%	15,377	4%	14,864	4%
Total revenue	412,752	100%	372,827	100%	349,576	100%

1 Revenue for Americas geographic region outside of the United States is not significant.

2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Year Ended March 31,
	2023	%	2022	%	2021	%
Primary storage systems	57,578	14%	60,697	16%	70,286	20%
Secondary storage systems	175,508	43%	118,310	32%	89,000	25%
Device and media	42,371	10%	50,030	13%	51,164	15%
Service	123,590	30%	128,413	35%	124,262	36%
Royalty	13,705	3%	15,377	4%	14,864	4%
Total revenue[1]	412,752	100%	372,827	100%	349,576	100%

1 Subscription revenue of $8.9 million, $5.3 million and $0.6 million allocated to Primary and Secondary storage systems for the fiscal years ended 2023, 2022 and 2021, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2023 (in thousands):

March 31, 2023
Deferred revenue	$125,810
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$82,609

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of March 31, 2023	$95,584	$44,579	$140,163

The table below reflects our deferred revenue as of March 31, 2023 (in thousands):

	Deferred revenue by period
(in thousands)	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$111,041	$75,211	$33,750	$2,080
Subscription revenue	14,769	7,293	6,648	828
Total	$125,810	$82,504	$40,398	$2,908

The Company expects to recognize approximately 68.2% of the remaining performance obligations within the next 12 months. The majority of the Company’s noncurrent remaining performance obligations is expected to be recognized in the next 13 to 60 months.

NOTE 3: BUSINESS ACQUISITIONS
Pivot3

In July 2021, the Company purchased specified assets related to the video surveillance business of PV3 (an ABC) LLC, a Delaware limited liability company as assignee for the benefit of Pivot3, Inc., a Delaware corporation (“Pivot 3”). The transaction costs associated with the acquisition were not material and were expensed as incurred. Goodwill generated from this acquisition is primarily attributable to the expected post-acquisition synergies from integrating Pivot3's video surveillance portfolio and assets. Goodwill obtained in an asset acquisition is deductible for tax purposes.

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

Pivot3 has also agreed to license to the Company certain intellectual property rights related to the business. The historical results of operations for Pivot3 were not significant to the Company's consolidated results of operations for the periods presented.

EnCloudEn
In October 2021, the Company acquired all intellectual property rights and certain other assets of EnCloudEn, an early stage hyperconverged infrastructure software company. The transaction costs associated with the acquisition were not material and were expensed as incurred. The total purchase consideration for the acquisition was $2.8 million with $2.6 million paid at closing and an additional $0.2 million paid in three equal quarterly installments after closing. The fair value of the assets acquired was allocated to developed technology with an estimated useful life of three years.

NOTE 4: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories	March 31,
	2023	2022
Manufactured finished goods	$6,958	$14,607
Work in progress	1,304	2,546
Raw materials	11,179	16,393
Total manufacturing inventories	$19,441	$33,546

Service inventories	March 31,
	2023	2022
Finished goods	$19,834	$19,234
Component parts	5,470	5,020
Total service inventories	$25,304	$24,254

Property and equipment, net	March 31,
	2023	2022
Machinery and equipment, and software	$46,170	$46,831
Leasehold improvements	14,405	6,029
Furniture and fixtures	848	838
	61,423	53,698
Less: accumulated depreciation	(44,868)	(40,845)
Total property, plant and equipment, net	$16,555	$12,853

Depreciation and amortization expense for property and equipment amounted to $10.1 million, $9.4 million, and $5.7 million for the years ended March 31, 2023, 2022, and 2021, respectively.

Intangibles, net	March 31, 2023			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(6,269)	$2,744	$9,208	$(3,121)	$6,087
Customer lists	4,398	(2,201)	2,197	4,600	(1,103)	3,497
Intangible assets, net	$13,411	$(8,470)	$4,941	$13,808	$(4,224)	$9,584

Intangible assets amortization expense was $4.6 million, $3.7 million, and $0.1 million for the years ended March 31, 2023, 2022, and 2021, respectively. As of March 31, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.6 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the consolidated statements of operations.

As of March 31, 2023, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
2024	$3,488
2025	1,453
Thereafter	—
Total	$4,941

Goodwill	Amount
Balance at March 31, 2022	$12,969
Goodwill acquired	—
Balance at March 31, 2023	$12,969

Other accrued liabilities	March 31,
	2023	2022
Accrued expenses	$1,988	$4,984
Asset retirement obligation	2,513	4,590
Accrued income taxes	1,509	943
Accrued warranty	2,094	1,899
Accrued interest	494	278
Lease liability	1,364	1,727
Other	3,704	2,141
Total other accrued liabilities	$13,666	$16,562

The following table details the change in the accrued warranty balance (in thousands):

	Year Ended March 31,
	2023	2022	2021
Balance as of April 1	$1,899	$2,383	2,668
Current period accruals	3,477	3,717	4,699
Adjustments to prior estimates	(18)	(156)	(472)
Charges incurred	(3,264)	(4,045)	(4,512)
Balance as of March 31	$2,094	$1,899	$2,383

NOTE 5: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	Year Ended March 31,
	2023	2022
Term Loan	74,667	98,723
PNC Credit Facility	16,750	17,735
Less: current portion	(5,000)	(4,375)
Less unamortized debt issuance costs(1)	(3,313)	(4,899)
Long-term debt, net	$83,104	$107,184
(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying consolidated balance sheets.

Term Loan
On December 27, 2018, the Company entered into a senior secured term loan (the "Senior Secured Term Loan”) and amended its Revolving Credit and Security Agreement with PNC Bank, National Association (the "PNC Credit Facility"). On February 11, 2021, the Company prepaid $92.3 million of its outstanding Senior Secured Term Loan.
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

Loans designated as PNC SOFR Loans bear interest at a rate per annum equal to the SOFR Rate plus 2.75% until December 31, 2023 and thereafter between 2.25% and 2.75% determined based on the Company’s Total Net Leverage Ratio, (as defined in the PNC Bank Credit Facility Agreement) for the most recently completed fiscal quarter (the "PNC SOFR Loan Interest Rate"). Loans under the PNC Credit Facility designated as PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR Rate plus 1.0%, plus 1.75% until December 31, 2023 and thereafter between 1.25% and 1.75% determined based on the Company’s Total Net Leverage Ratio (the “PNC Domestic Loan Interest Rate”).
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
During the quarter ended December 31, 2022, the Company recorded a loss on debt extinguishment of $1.4 million related to a $20.0 million prepayment of the Term Loan which was comprised of a $0.4 million prepayment penalty and the write-off of unamortized debt issuance costs of $1.0 million.
As of March 31, 2023, the interest rate on the Term Loan was 10.8% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 9.75% and the PNC SOFR Rate Loan was 7.5%. As of March 31, 2023, the PNC Credit Facility had an available borrowing base of $36.8 million, of which $20.0 million was available to borrow at that date. Subsequent to year end these terms were renegotiated, please See Note 13: Subsequent Event for more information.

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	March 31, 2023	March 31, 2022
Operating lease right-of-use assets	$10,291	$11,107

Other current liabilities	$1,364	$1,727
Operating lease liability	10,169	9,891
Total operating lease liabilities	$11,533	$11,618

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
Lease expense	2023	2022
Operating lease expense	$4,276	$3,727
Variable lease expense	753	643
Short-term lease expense	—	15
Total lease expense	$5,029	$4,385

Maturity of Lease Liabilities	Operating Leases
2023	$2,700
2024	2,208
2025	1,781
2026	1,606
2027	1,436
Thereafter	13,262
Total lease payments	$22,993
Less: Imputed interest	(11,460)
Present value of lease liabilities	$11,533

Lease Term and Discount Rate	March 31,
	2023	2022
Weighted average remaining operating lease term (years)	10.85	10.88
Weighted average discount rate for operating leases	12.66%	12.9%

Operating cash outflows related to operating leases totaled $3.5 million and $3.7 million for the fiscal years ended March 31, 2023 and March 31, 2022, respectively.

NOTE 7: RESTRUCTURING CHARGES
During fiscal years 2023, 2022 and 2021, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Total
Balance as of March 31, 2020	$—	$—	$—
Restructuring costs	3,701	—	3,701
Cash payments	(3,121)	—	(3,121)
Balance as of March 31, 2021	580	—	580
Adjustments of prior estimates	—	—	—
Cash payments	850	—	850
Other non-cash	(1,430)	—	(1,430)
Balance as of March 31, 2022	—	—	—
Restructuring costs	1,605	—	1,605
Cash payments	(1,605)	—	(1,605)
Balance as of March 31, 2023	$—	$—	$—

NOTE 8: COMMON STOCK

In the quarter ended September 30, 2022, the Company’s shareholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
Common Stock Rights Offering
On April 22, 2022, the Company completed a rights offering of 30 million shares of its common stock for $2.25 per share (the “Rights Offering”). The proceeds net of offering expenses was $66.2 million. A portion of the proceeds from the Rights Offering was used to prepay $20.0 million of the Company’s Term Loan.
Secondary Public Offering
On February 8, 2021, the Company closed a secondary public offering of 15,109,489 shares of its common stock for gross proceeds of $103.5 million. The Company received net proceeds of $96.8 million after deducting underwriters' discounts and other offering related expenses.
Amended and Restated 2012 Long-Term Incentive Plan
The Company has a stockholder-approved 2012 Long-Term Incentive Plan (the “Plan”) that has 7.0 million shares authorized for issuance of new shares, with 5.6 million performance shares and restricted shares outstanding, and 1.4 million shares available for future issuance under the Plan as of March 31, 2023.
The majority of performance share units, restricted stock units and stock options granted to employees typically vest between one and three years. Stock options, performance shares and restricted stock grants to non-employee directors typically vest over one year. The term of each stock option under the Plan will not exceed seven years. Stock options, performance share units and restricted stock units granted under the Plan are subject to forfeiture if employment terminates.

2021 Inducement Plan

The Company's 2021 Inducement Plan became effective on February 1, 2021 and provides for issuance of inducement equity awards to individuals who were not previously an employee or non-employee director of the Company as an inducement material to such individual's entering into employment with the Company. The term of each stock option and restricted stock unit under the plan will not exceed seven years, and each award generally vests between two and three years.

On December 30, 2022 the Leadership and Compensation Committee of the Board of Directors approved an amendment to the 2021 Inducement Plan to increase the number of shares of common stock of the Company authorized for issuance thereunder from 770,000 to 1.5 million. There were 0.6 million shares available for future issuance as of March 31, 2023.
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
The Company has reserved shares of common stock for future issuance under its ESPP as follows (in thousands):

	March 31,
	2023	2022
Shares available for issuance at beginning of period	688	1,077
Shares issued during the period	(600)	(389)
Total shares available for future issuance at end of period	88	688

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

Dividend Yield—The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to the Company's ESPP are as follows:

	Year Ended March 31,
	2023	2022	2021
Expected life	0.5 years	0.5 years	0.5 years
Volatility	96%	51% - 57%	55% - 133%
Risk-free interest rate	3.10%	0.06% - 0.23%	0.05% - 0.11%
Dividend yield	—%	—%	—%
Fair value of common stock	$1.85	$4.60 - $6.40	$4.99 - $8.05

Performance Stock Units
The Company granted 0.4 million, 0.6 million, and 0.9 million of performance share units with market conditions (“Market PSUs”) in fiscal 2023, 2022, and 2021, respectively. Market PSUs vest one to three years from the issuance date and become eligible for vesting based on the Company achieving certain stock price targets and are contingent upon continued service of the holder of the award during the vesting period. The estimated fair value of these Market PSUs is determined at the issuance date using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo model to calculate fair values of market PSU’s during each fiscal period are as follows:

Weighted-Average	2023	2022	2021
Discount period (years)	3.00	2.98	2.54
Risk-free interest rate	2.84%	0.93%	0.31%
Stock price volatility	80.00%	75.00%	82.00%
Grant date fair value	$1.17	$5.40	$3.77

The Company granted 0.9 million, 0.0 million and 0.5 million of performance share units with financial performance conditions (“Performance PSUs”) in the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Performance PSUs become eligible for vesting based on the Company achieving certain financial performance targets, and are contingent upon continued service of the holder of the award during the vesting period. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for Performance PSUs is recognized when it is probable that the performance conditions will be achieved. Compensation expense recognized related to Performance PSUs is reversed if the Company determines that it is no longer probable that the performance conditions will be achieved.

The following table summarizes activity for Market PSUs and Performance PSUs for the year ended March 31, 2023 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2022	1,579	$4.58
Granted	1,357	$1.33
Vested	(555)	$5.07
Forfeited or cancelled	(768)	$2.41
Outstanding as of March 31, 2023	1,613	$2.72

As of March 31, 2023, there was $1.6 million and $0.0 million of unrecognized stock-based compensation related to Market PSUs and Performance PSUs, respectively, which is expected to be recognized over a weighted-average period of one year. The total grant date fair value of shares vested during fiscal years ended March 31, 2023, 2022, and 2021 was $1.9 million, $3.9 million, and $2.9 million, respectively.

Restricted Stock Units

The Company granted 2.9 million, 2.8 million, and 2.4 million of service-based restricted stock units (“RSUs”) in the fiscal years ended March 31, 2023, 2022 and 2021, respectively, which generally vest ratably over a three-year service period. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period.

The following table summarizes activity for restricted stock units for the year ended March 31, 2023 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2022	3,856	$5.46
Granted	2,920	$1.43
Vested	(1,625)	$5.32
Forfeited or cancelled	(657)	$4.13
Outstanding as of March 31, 2023	4,494	$3.09

As of March 31, 2023, there was $9.2 million of total unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted-average period of two years. The total grant date fair value of RSUs vested during fiscal years ended March 31, 2023, 2022, and 2021 was $5.2 million, $5.0 million, and $2.1 million, respectively.
Compensation Expense
The following table details the Company's stock-based compensation expense, net of forfeitures (in thousands):

	Year Ended March 31,
	2023	2022	2021
Cost of revenue	$929	$1,112	$672
Research and development	2,997	5,843	2,881
Sales and marketing	2,397	2,516	1,757
General and administrative	4,427	4,358	4,314
Total stock-based compensation	$10,750	$13,829	$9,624

	Year Ended March 31,
	2023	2022	2021
Restricted stock units	$9,299	$9,331	$4,041
Performance share units	878	3,811	4,904
Employee stock purchase plan	573	687	679
Total stock-based compensation	$10,750	$13,829	$9,624
Warrants

As of March 31, 2023 and 2022, the Company had outstanding warrants to purchase 7,110,616 shares of the Company’s common stock exercisable until December 27, 2028 at an exercise price of $1.33 per share (the "$1.33 Warrants"). As of March 31, 2022 and the date of the Rights Offering, the Company had outstanding warrants to purchase 3,400,000 shares of the Company's common stock exercisable until June 16, 2030 at an exercise price of $3.00 per share (the “$3.00 Warrants"). The exercise price and the number of shares underlying the $1.33 Warrants and the $3.00 Warrants are subject to adjustment in the event of specified events, including dilutive issuances of common stock linked equity instruments at a price lower than the exercise price of the warrants, a subdivision or combination of the Company’s common stock, a reclassification of the Company’s common stock or specified dividend payments (the “Down Round Feature”). The Rights Offering triggered the Down Round Feature on April 22, 2022, the for the $3.00 Warrants due to the price per share received in the Rights Offering being lower than the exercise price. The exercise price for the $3.00 Warrants was adjusted to $2.79 per share and an additional 256,113 warrants were subsequently issued with an exercise price of $2.79. The Company calculated the difference between the $3.00 Warrants’ fair value before and after the Down Round Feature was triggered using the original exercise price and the new exercise price in addition to the value of the newly issued warrants. The difference in fair value of the effect of the Down Round Feature of $0.4 million was reflected as a deemed dividend and a reduction to income available to common stockholders in the basic and diluted earnings per share calculations. The Company used the Black-Scholes-Merton option-pricing model to determine the fair value of the deemed dividend. The assumptions used in the model are as follows: dividend rate of 0%; expected term of 8 years; volatility of 56%; and a risk-free rate 2.85%.

As of March 31, 2023 and 2022, the Company had outstanding warrants to purchase 50,000 shares of the Company's common stock exercisable until June 16, 2030 at an exercise price of $3.00 per share.

Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.

The $1.33 Warrants and $3.00 Warrants grant the holders certain registration rights for the shares of common stock issuable upon the exercise of the applicable warrants, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable warrants; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Year Ended March 31,
	2023	2022	2021
Stock awards	543	1,996	1,818
Warrants	3,538	6,886	6,573
ESPP	8	11	223
Total	4,089	8,893	8,614

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

The Company had outstanding market based restricted stock units as of March 31, 2023 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 0.4 million shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of March 31, 2023.

NOTE 10: INCOME TAXES
Pre-tax loss reflected in the consolidated statements of operations for the years ended March 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021
U.S.	$(38,004)	$(31,489)	$(36,648)
Foreign	2,001	550	1,428
Total	$(36,003)	$(30,939)	$(35,220)

Income tax provision consists of the following (in thousands):

	Year Ended March 31,
	2023	2022	2021
Current tax expense
Federal	$—	$—	$(76)
State	70	477	339
Foreign	2,045	1,381	747
Total current tax expense	2,115	1,858	1,010
Deferred tax expense
Federal	23	9	(577)
State	108	22	9
Foreign	(306)	(548)	(203)
Total deferred tax expense (benefit)	(175)	(517)	(771)
Income tax provision	$1,940	$1,341	$239

The income tax provision differs from the amount computed by applying the federal statutory rate of 21% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2023	2022	2021
Expense (benefit) at the federal statutory rate	$(7,560)	$(6,493)	$(7,396)
Equity compensation	1,945	195	345
Permanent items	1,498	1,941	1,295
Foreign taxes	586	1,761	(129)
State income taxes	(373)	(402)	(969)
Valuation allowance	5,096	(4,899)	5,444
Uncertain tax positions	(3,791)	(6,349)	(6,695)
Tax reform	—	—	—
Credit monetization	—	(2,100)	—
Expiration of attributes	5,734	18,345	9,862
Research and development credits	(1,582)	(2,094)	(1,829)
Other	387	1,436	311
Income tax provision	$1,940	$1,341	$239

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2023	2022
Deferred tax assets
Loss carryforwards	$56,675	$59,636
Deferred revenue	28,389	29,485
Capitalized research and development	23,949	16,289
Tax credits	15,894	16,085
Disallowed interest	13,162	12,296
Other accruals and reserves not currently deductible for tax purposes	4,494	4,450
Lease obligations	2,384	2,514
Inventory	2,715	1,701
Accrued warranty expense	495	447
Acquired intangibles	961	853
Gross deferred tax assets	149,118	143,756
Valuation allowance	(143,704)	(138,365)
Total deferred tax assets, net of valuation allowance	$5,414	$5,391
Deferred tax liabilities
Depreciation	$(2,009)	$(1,921)
Lease assets	(2,128)	(2,439)
Other	(548)	(1,048)
Total deferred tax liabilities	$(4,685)	$(5,408)
Net deferred tax assets (liabilities)	$729	$(17)

The valuation allowance increased by $5.3 million during the year ended March 31, 2023, increased by $4.9 million during the year ended March 31, 2022, and decreased by $5.4 million during the year ended March 31, 2021, respectively.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended March 31,
	2023	2022	2021
Beginning Balance	$99,603	$101,119	$107,282
Increase in balances related to tax positions in current period	2,778	2,785	2,560
Increase in balances related to tax positions in prior period	—	4,881	—
Increase in balances related to acquisitions	—	—	511
Decrease in balances related to tax positions in prior period	(817)	(1,020)	(522)
Decrease in balances due to lapse in statute of limitations	(5,221)	(8,162)	(8,712)
Ending balance	$96,343	$99,603	$101,119

During fiscal 2023, excluding interest and penalties, there was a $3.3 million change in the Company's unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2023 was $97.0 million, of which $78.3 million, if recognized, would favorably affect the effective tax rate. At March 31, 2023, accrued interest and penalties totaled $1.2 million. The Company's practice is to recognize interest and penalties related to income tax matters in the income tax provision in the consolidated statements of operations. As of March 31, 2023, $90.3 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the consolidated balance sheets and $7.2 million (including interest and penalties) were included in other long-term liabilities in the consolidated balances sheets.
The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company's U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, the Company is generally open to examination for the most recent three to five fiscal years. During the next 12 months, it is reasonably possible that approximately $3.5 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation $2.9 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the income statement is estimated to be $0.6 million.
As of March 31, 2023, the Company had federal net operating loss and tax credit carryforwards of approximately $246.5 million and $48.2 million, respectively. The net operating loss and tax credit carryforwards expire in varying amounts in fiscal year 2024 if not previously utilized, and $12.8 million are indefinite-lived net operating loss carryforwards. These carryforwards include $11.1 million of acquired net operating losses and $4.4 million of acquired credits, the utilization of which is subject to various limitations due to prior changes in ownership.
Certain changes in stock ownership could result in a limitation on the amount of both acquired and self generated net operating loss and tax credit carryovers that can be utilized each year. If the Company has previously undergone, or should it experience in the future, such a change in stock ownership, it could severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.
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

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2023, the Company had issued non-cancelable commitments for $28.7 million to purchase inventory from its contract manufacturers and suppliers.
Leases
At the end of fiscal 2023, the Company had various non-cancelable operating for office facilities. Refer to Note 6: Leases for additional information regarding lease commitments.
Legal Proceedings
Realtime Data Matter
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit was thereafter transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. On July 31, 2017, the Court in the Northern District of California stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the asserted Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” In opinions dated May 4, 2021 and August 23, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. Realtime Data has appealed those decisions to the Federal Circuit. The Federal Circuit argument occurred on February 10, 2023 and a decision is expected sometime in the latter half of the year. The case pending against Quantum in the Northern District of California remains stayed pending the final outcome of the appeal in the Delaware Action. Quantum believes the probability that this lawsuit will have a material adverse effect on its business, operating results or financial condition is remote.

Starboard Matter

On July 14, 2020, Starboard Value LP, Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity S LLC, and Starboard Value and Opportunity C LP (collectively, “Starboard”) filed a lawsuit against Quantum Corporation, Quantum’s former CEO and board member Jon Gacek, and former Quantum board member Paul Auvil in the California Superior Court in Santa Clara County alleging that between 2012 and 2014, Starboard purchased shares of Quantum’s common stock, obtained three seats on the Board of Directors and then, in July 2014, entered into an agreement with Quantum whereby Starboard would not seek control of the Board of Directors but would instead support Quantum’s slate of board nominees so long as Quantum met certain performance objectives by the end of fiscal 2015. The lawsuit further alleges that Quantum hid its failure to meet those performance objectives by improperly recognizing revenue in fiscal 2015.

Also as previously reported, the California action was stayed and then dismissed. On April 14, 2021, Starboard filed a new action in the Delaware Court of Chancery, naming as defendants Messrs. Gacek and Auvil and Quantum. The new action largely repeats the allegations of the California action, alleging claims for fraud against all defendants, fraudulent concealment against all defendants, negligent misrepresentation against all defendants, breach of contract against Quantum, breach of the implied covenant of good faith and fair dealing against Quantum, and breach of fiduciary duty against Messrs. Gacek and Auvil.

As of January 12, 2023, all parties signed a settlement agreement amicably resolving both actions. The litigation will have no material effect on the Company’s financial statements or business operations.

Indemnifications

The Company has certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product warranty liabilities recorded as of March 31, 2023 and 2022, the Company did not record a liability associated with these guarantees, as the Company has little, or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that the Company maintains.
In the normal course of business to facilitate transactions of the Company’s services and products, the Company indemnifies certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to its agents. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of the Company’s indemnification claims, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results, financial position, or cash flows.

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal years ended March 31, 2023, 2022 and 2021. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

The table below represents the carrying value and total estimated fair value of long-term debt as of March 31, 2023 and March 31, 2022, respectively. The fair value has been classified as Level 2 within the fair value hierarchy.

	March 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	74,667	66,684	98,723	98,723
PNC Credit Facility	16,750	15,918	17,735	17,735

NOTE 13: SUBSEQUENT EVENTS
Debt Amendments
On June 1, 2023, the Company entered into amendments to the Term Loan and the PNC Credit Facility. The amendments, among other things, (a) amended the total net leverage ratio financial covenant commencing with the fiscal quarter ended June 30, 2023; (b) amended the minimum liquidity financial covenant to decrease the minimum liquidity to $15 million; and (c) amended the “EBITDA” definition to increase the add-back cap on non-recurring items including restructuring charges during the fiscal years ended March 31, 2024 and 2025. The Term Loan amendment (the “June 2023 Term Loan Amendment”) also provided an advance of $15 million in additional Term Loan borrowings.

In connection with the amendments, the Company issued to the lender a warrant to purchase an aggregate of 1.25 million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $1.00 per share. The exercise price and the number of shares underlying the warrant are subject to adjustment in the event of specified events, including dilutive issuances at a price lower than the exercise price of the warrant, a subdivision or combination of the Common Stock, a reclassification of the Common Stock or specified dividend payments.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that Quantum Corporation maintained effective internal control over financial reporting as of the end of the period covered by this Annual Report. Armanino LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, and this attestation report appears in Item 8.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference from the sections entitled “Board of Directors and Committees,” “Board of Directors and Committees—Board Committees and Leadership Structure,” “Corporate Governance,” and “Compensation Discussion and Analysis—Anti-Hedging and Anti-Pledging Policies” in our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement for our 2023 annual stockholders’ meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the sections entitled “Corporate Governance—Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Fiscal 2023 Compensation Tables,” “Report of the Leadership and Compensation Committee of the Board of Directors” and “Corporate Governance—Non-Employee Director Compensation—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the section entitled “Board of Directors and Committees—Board Meetings and Independence,” and “Related Party Transactions” in our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the section entitled “Audit and Audit-Related Fees” in our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
1. Financial Statements
Reference is made to the Index to Financial Statements of Quantum Corporation included in Item 8 of Part II of this report.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.
3. Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Asset Purchase Agreement dated July 18, 2021 by and between PV3 (an ABC) LLC, as assignee for the benefit of Pivot3, Inc., and the Company.*	8-K	7/22/21	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 19, 2022				X
3.2	Amended and Restated Bylaws of the Company, as amended through February 8, 2016				X
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock	S-3	10/9/03	4.7
4.3	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP	8-K	12/28/18	4.1
4.4	Warrant to Purchase Common Stock dated December 27, 2018 issued to BTC Holdings Fund I, LLC	8-K	12/28/18	4.2
4.5	Warrant Agreement dated June 16, 2020 by and between the Company and Armory Securities, LLC.	8-K	6/17/20	4.4
4.6	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-1, issued to OC II FIE V LP	8-K	6/17/20	4.1
4.7	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-2, issued to Blue Torch Credit Opportunities Fund I LP	8-K	6/17/20	4.2
4.8	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-3, issued to BTC Holdings SC Fund LLC	8-K	6/17/20	4.3
4.9	Amended and Restated Registration Rights Agreement dated June 16, 2020 by and among the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP and BTC Holdings SC Fund LLC	8-K	6/17/20	4.5
4.10	Registration Rights Agreement dated December 12, 2020 by and between the Company and the securityholders of Square Box Systems Limited	8-K	12/14/20	4.1
10.1	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building A)	8-K	2/10/06	10.2
10.2	Lease Agreement dated February 6, 2006 by and between the Company and Cs/Federal Drive AB LLC (For Building B)	8-K	2/10/06	10.3
10.3#	Form of Indemnification Agreement by and between the Company and the Named Executive Officers and Directors	8-K	9/28/22	10.3
10.4#	Form of Amended and Restated Director Change of Control Agreement by and between the Company and the Directors (other than the CEO)	8-K	5/10/11	10.2
10.5#	Form of Amended and Restated Change of Control Agreement by and between the Company and each of the Company’s Executive Officers	10-Q	11/6/15	10.2
10.6#	Offer Letter dated May 1, 2017 by and between the Company and Marc Rothman	8-K	5/4/17	10.1
10.7#	Quantum Corporation Executive Officer Incentive Plan, restated as of August 23, 2017	8-K	8/24/17	10.2

10.8#	Offer Letter dated June 22, 2018 by and between the Company and James J. Lerner	8-K	6/27/18	10.1
10.9#	Change of Control Agreement dated June 22, 2018 by and between the Company and James J. Lerner	8-K	6/27/18	10.2
10.10	Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO, the lenders party thereto, and PNC Bank, National Association	8-K	12/28/18	10.2
10.11	First Amendment dated April 3, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the lenders from time to time party thereto, and PNC Bank, National Association	8-K	4/6/20	10.2
10.12	Second Amendment dated April 11, 2020 to the Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the lenders from time to time party thereto, and PNC Bank, National Association	8-K	4/16/20	10.3
10.13	Third Amendment dated June 16, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and PNC Bank, National Association	8-K	6/17/20	10.2
10.14	Fourth Amendment dated December 10, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and PNC Bank, National Association	8-K	12/14/20	10.2
10.15	Fifth Amendment dated February 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the lenders party thereto, and PNC Bank, National Association	10-K	6/8/22	10.3
10.16	Sixth Amendment dated August 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018, by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	6/8/22	10.31
10.17	Seventh Amendment dated September 30, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	10/06/21	10.1
10.18	Eighth Amendment dated March 15, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	3/17/22	10.3
10.19	Ninth Amendment dated April 25, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and PNC Bank, National Association	8-K	4/27/22	10.1
10.20	Stipulation and Agreement of Settlement entered into on April 11, 2019	8-K	5/31/19	99.2
10.21#	Offer Letter dated October 3, 2018 by and between the Company and Lewis W. Moorehead	10-K	8/6/19	10.75
10.22#	Quantum Corporation 2012 Long-Term Incentive Plan Agreement, as amended and restated on November 13, 2019	8-K	11/18/19	10.1
10.23#	Form of Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	6/24/20	10.2
10.24#	Form of Market-Based Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	6/24/20	10.3
10.25#	Form of Restricted Stock Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	6/24/20	10.4
10.26#	Form of Restricted Stock (PSU) Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	6/24/20	10.5
10.27#	Form of Restricted Stock Unit Agreement (Directors) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	6/24/20	10.6
10.28#	Quantum Corporation Employee Stock Purchase Plan Agreement, as amended and restated on November 13, 2019	8-K	11/18/19	10.2
10.29#	2021 Inducement Plan	S-8	2/1/21	10.1
10.30#	Amendment No. 1 to 2021 Inducement Plan				X
10.31#	Offer Letter dated December 16, 2019 by and between the Company and Rebecca Jacoby	10-Q	1/29/2020	10.1

10.32	Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO, Square Box Systems Limited, the lenders party thereto, and Blue Torch Finance LLC	8-K	8/05/21	10.1
10.33	First Amendment dated September 30, 2021 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	10/06/21	10.2
10.34	Second Amendment dated March 15, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	3/17/22	10.2
10.35	Third Amendment dated April 25, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and Blue Torch Finance LLC	8-K	4/27/22	10.2
10.36	Investment Commitment Agreement dated March 16, 2022 by and among the Company, Neuberger Berman Investment Advisers LLC, OC II FIE V LP, OC III LVS XI LP, BRF Investments, LLC, B. Riley Securities, Inc., and BRC Partners Opportunity Fund, LP.	8-K	3/17/22	10.1
10.37#	Director Offer Letter dated September 16, 2022 by and between the Company and Don Jaworski	8-K	9/28/22	10.1
10.38#	Director Offer Letter dated September 16, 2022 by and between the Company and Hugues Meyrath	8-K	9/28/22	10.2
10.39#	Offer Letter dated December 15, 2022 by and between the Company and Kenneth P. Gianella	8-K	1/11/23	10.1
10.40#	Transition Agreement dated January 29, 2023 by and between the Company and J. Michael Dodson	8-K	1/11/23	10.3
21.1	List of Subsidiaries	10-K	6/24/20	21.1
23.1	Consent of Armanino, LLP				X
24.1	Power of Attorney (contained on the signature page hereof)				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
* Schedules and attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.

# Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Corporation
(Registrant)

June 6, 2023	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Lerner and Kenneth Gianella, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange mission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities on June 6, 2023.

Signature	Title

/s/ James J. Lerner	President, Chief Executive Officer and Chairman of the Board
James J. Lerner	(Principal Executive Officer)

/s/ Kenneth P. Gianella	Chief Financial Officer
Kenneth P. Gianella	(Principal Financial Officer)

/s/ Lewis Moorehead	Chief Accounting Officer
Lewis Moorehead	(Principal Accounting Officer)

/s/ Rebecca J. Jacoby	Director
Rebecca J. Jacoby

/s/ Donald Jaworski	Director
Donald Jaworski

/s/ Hugues Meyrath	Director
Hugues Meyrath

/s/ Christopher D. Neumeyer	Director
Christopher D. Neumeyer

/s/ Marc E. Rothman	Director
Marc E. Rothman

/s/ Yue Zhou White	Director
Yue Zhou White