Form 10-Q
period 2023-06-30
QUANTUM CORP /DE/
filed 2023-08-08
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of the close of business on August 4, 2023 there were 95,040,608 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; and those risks described under Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,465	$25,963
Restricted cash	200	212
Accounts receivable, net of allowance for doubtful accounts of $163 and $201, respectively	66,245	72,464
Manufacturing inventories	20,017	19,441
Service parts inventories	25,276	25,304
Prepaid expenses	6,444	4,158
Other current assets	6,004	5,513
Total current assets	149,651	153,055
Property and equipment, net	15,583	16,555
Intangible assets, net	3,801	4,941
Goodwill	12,969	12,969
Right-of-use assets, net	10,017	10,291
Other long-term assets	18,463	15,846
Total assets	$210,484	$213,657
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$30,560	$35,716
Deferred revenue, current portion	79,686	82,504
Long-term debt, current portion	5,000	5,000
Accrued compensation	14,894	15,710
Other accrued liabilities	12,715	13,666
Total current liabilities	142,855	152,596
Deferred revenue, net of current portion	43,903	43,306
Revolving credit facility	17,800	16,750
Long-term debt, net of current portion	77,814	66,354
Operating lease liabilities	10,001	10,169
Other long-term liabilities	12,191	11,370
Total liabilities	304,564	300,545
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 93,705 and 93,574 shares issued and outstanding	938	936
Additional paid-in capital	725,736	722,603
Accumulated deficit	(819,422)	(808,846)
Accumulated other comprehensive loss	(1,332)	(1,581)
Total stockholders’ deficit	(94,080)	(86,888)
Total liabilities and stockholders’ deficit	$210,484	$213,657
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2023	2022
Revenue:
Product	$57,447	$60,211
Service and subscription	31,375	33,423
Royalty	2,965	3,440
Total revenue	91,787	97,074
Cost of revenue:
Product	44,451	47,921
Service and subscription	12,403	15,105
Total cost of revenue	56,854	63,026
Gross profit	34,933	34,048
Operating expenses:
Research and development	10,913	12,125
Sales and marketing	15,839	15,962
General and administrative	12,699	12,314
Restructuring charges	1,329	725
Total operating expenses	40,780	41,126
Loss from operations	(5,847)	(7,078)
Other income (expense), net	(998)	751
Interest expense	(3,201)	(2,091)
Loss on debt extinguishment	—	(1,392)
Net loss before income taxes	(10,046)	(9,810)
Income tax provision	530	410
Net loss	$(10,576)	$(10,220)
Deemed dividend on warrants	—	(389)
Net loss attributable to common stockholders	$(10,576)	$(10,609)

Net loss per share attributable to common stockholders	$(0.11)	$(0.13)
Weighted average shares - basic and diluted	93,673	83,641

Net loss	$(10,576)	$(10,220)
Foreign currency translation adjustments, net	249	(1,276)
Total comprehensive loss	$(10,327)	$(11,496)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(10,576)	$(10,220)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,752	2,586
Amortization of debt issuance costs	520	336
Loss on debt extinguishment	—	992
Provision for product and service inventories	516	1,631
Stock-based compensation	1,901	3,069
Other	734	(1,469)
Changes in assets and liabilities:
Accounts receivable, net	6,255	4,677
Manufacturing inventories	(692)	(412)
Service parts inventories	(516)	(1,384)
Prepaid expenses	(2,287)	(2,745)
Accounts payable	(5,421)	(175)
Accrued restructuring charges	110	39
Accrued compensation	(816)	(1,610)
Deferred revenue	(2,221)	(13,634)
Other current assets	(487)	6
Other non-current assets	(935)	(261)
Other current liabilities	(954)	64
Other non-current liabilities	1,462	164
Net cash used in operating activities	(10,655)	(18,346)
Investing activities
Purchases of property and equipment	(2,299)	(3,036)
Deferred business acquisition payment	—	(2,000)
Net cash used in investing activities	(2,299)	(5,036)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	14,100	—
Repayments of long-term debt and payment of amendment fees	(1,997)	(20,846)
Borrowings of credit facility	108,186	109,740
Repayments of credit facility and payment of amendment fees	(107,834)	(110,575)
Proceeds from issuance of common stock, net	(9)	66,324
Net cash provided by financing activities	12,446	44,643
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	29
Net change in cash, cash equivalents and restricted cash	(510)	21,290
Cash, cash equivalents, and restricted cash at beginning of period	26,175	5,493
Cash, cash equivalents, and restricted cash at end of period	$25,665	$26,783
Cash, Cash Equivalents and Restricted Cash at end of period
Cash and cash equivalents	$25,465	$26,528
Restricted cash, current	200	255
Cash and cash equivalents at the end of period	$25,665	$26,783
Supplemental disclosure of cash flow information
Cash paid for interest	$1,863	$1,863
Cash paid for income taxes, net	$307	$115
Non-cash transactions
Purchases of property and equipment included in accounts payable	$977	$133
Transfer of manufacturing inventory to services inventory	$(226)	$890
Transfer of manufacturing inventory to property and equipment	$143	$193
Paid-in-kind interest	$191	$319
Deemed dividend on warrants	$—	$389
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2022	60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss	—	—	—	(10,220)	—	(10,220)
Foreign currency translation adjustments, net	—	—	—	—	(1,276)	(1,276)
Shares issued under employee incentive plans, net	173	2	(2)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	66,023	—	—	66,323
Stock-based compensation	—	—	3,069	—	—	3,069
Settlement of warrant down round provision	—	—	389	—	—	389
Deemed dividend on warrants	—	—	(389)	—	—	(389)
Balance, June 30, 2022	90,606	$907	$714,128	$(781,123)	$(2,699)	$(68,787)

Balance, March 31, 2023	93,574	$936	$722,603	$(808,846)	$(1,581)	$(86,888)
Net loss	—	—	—	(10,576)	—	(10,576)
Foreign currency translation adjustments, net	—	—	—	—	249	249
Shares issued under employee incentive plans, net	131	2	(2)	—	—	—
Warrants issued in connection with debt refinancing	—	—	1,234	—	—	1,234
Stock-based compensation	—	—	1,901	—	—	1,901
Balance, June 30, 2023	93,705	$938	$725,736	$(819,422)	$(1,332)	$(94,080)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), is a leader in storing and managing digital video and other forms of unstructured data, delivering top streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2023, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three months ended June 30, 2023 and 2022. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended June 30,
	2023		2022
Americas[1]
Product revenue	36,629		39,105
Service and subscription	18,394		20,145
Total revenue	55,023	61%	59,250	60%

EMEA
Product revenue	15,102		15,753
Service and subscription	10,926		11,017
Total revenue	26,028	28%	26,770	28%

APAC
Product revenue	5,716		5,353
Service and subscription	2,055		2,261
Total revenue	7,771	8%	7,614	8%

Consolidated
Product revenue	57,447		60,211
Service and subscription	31,375		33,423
Royalty[2]	2,965	3%	3,440	4%
Total revenue	$91,787	100%	$97,074	100%

1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended June 30,
	2023	%	2022	%
Primary storage systems	11,111	12%	16,743	17%
Secondary storage systems	40,626	45%	33,451	34%
Device and media	8,348	9%	11,616	12%
Service	28,737	31%	31,824	33%
Royalty	2,965	3%	3,440	4%
Total revenue[1]	91,787	100%	97,074	100%

1 Subscription revenue of $2.6 million and $1.6 million was allocated to Primary and Secondary storage systems for the quarters ended June 30, 2023 and 2022, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2023 (in thousands):

June 30, 2023
Contract liabilities (deferred revenue)	$123,589
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	26,919

Remaining Performance Obligations

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2023	$95,299	$46,032	$141,331

The table below reflects our deferred revenue as of June 30, 2023 (in thousands):

	Deferred revenue by period
(in thousands)	Total	1 year or less	1 – 3 Years	3 year or greater
Subscription revenue	$14,800	$6,936	$7,160	$704
Service revenue	108,789	72,749	33,973	$2,067
Total	$123,589	$79,685	$41,133	$2,771

The Company's non-current remaining performance obligations are expected to be recognized in the next 13 to 60 months.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	June 30, 2023	March 31, 2023
Finished goods	$7,395	$6,958
Work in progress	1,538	1,304
Raw materials	11,084	11,179
Total manufacturing inventories	$20,017	$19,441

Service parts inventories

	June 30, 2023	March 31, 2023
Finished goods	$17,884	$19,834
Component parts	7,392	5,470
Total service parts inventories	$25,276	$25,304

Intangibles, net

	June 30, 2023			March 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(7,104)	$1,909	$9,013	$(6,269)	$2,744
Customer lists	4,398	(2,506)	1,892	4,398	(2,201)	2,197
Intangible assets, net	$13,411	$(9,610)	$3,801	$13,411	$(8,470)	$4,941

Intangible assets amortization expense was $1.1 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.4 years.

As of June 30, 2023, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2024	$2,348
2025	1,453
Thereafter	—
Total	$3,801

Goodwill

As of June 30, 2023 and March 31, 2022, goodwill was $13.0 million. There were no impairments to goodwill during the three months ended June 30, 2023 and 2022.

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Term Loan	$88,608	$74,667
PNC Credit Facility	17,800	16,750
Less: current portion	(5,000)	(5,000)
Less: unamortized debt issuance costs (1)	(5,794)	(3,313)
Long-term debt, net	$95,614	$83,104
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
On April 25, 2022, the Company entered into amendments to the Term Loan and the PNC Credit Facility (the “April 2022 Amendments”). The April 2022 Amendment, among other things, (a) amended the total net leverage ratio financial covenant and the minimum liquidity financial covenant commencing with the fiscal quarter ended June 30, 2022; and; (b) replaced the benchmark rate for LIBOR Rate Loans with a rate based on the Secured Overnight

Financing Rate ("SOFR"). The April 2022 Amendments were accounted for as modifications. The Company incurred $0.4 million in costs related to amendment to the Term Loan which is reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term.
On June 1, 2023, the Company entered into amendments to the Term Loan and the PNC Credit Facility (the “June 2023 Amendments”). The June 2022 Amendments, among other things, (a) amended the total net leverage ratio financial covenant commencing with the fiscal quarter ended June 30, 2023; (b) amended the minimum liquidity financial covenant to adjust the minimum liquidity level; and (c) amended the “EBITDA” definition to increase the add-back cap on non-recurring items including restructuring charges during the fiscal years ended March 31, 2024 and 2025. The June 2023 Amendments to the Term Loan also provided an advance of $15.0 million in additional Term Loan borrowings (the “2023 Term Loan”) and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the June 2023 Term Loan and amortized to interest expense over the remaining loan term. The terms of the 2023 Term Loan are substantially similar to the terms of the existing term loans, as amended by the Term Loan Amendment, including in relation to maturity and security, except that, among other things, (a) the applicable margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind, and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans.
In connection with the June 2023 Term Loan, the Company issued warrants to purchase an aggregate of 1.25 million shares (the “2023 Term Loan Warrants”) of the Company’s common stock, at an exercise price of $1.00 per share. The exercise price and the number of shares underlying the warrant are subject to adjustment in the event of specified events, including dilutive issuances at a price lower than the exercise price of the warrant (the “Down Round Feature”), a subdivision or combination of the common stock, and a reclassification of the common stock or specified dividend payments. The 2023 Term Loan Warrants are exercisable until June 1, 2033. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise.
We have accounted for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging and concluded that the warrants are to be classified as equity and therefore recorded the fair value of the warrants as a component of additional paid in capital in stockholders’ deficit. The Company determined that the fair value of the warrants was $1.2 million using the Black-Scholes-Merton option-pricing model. The assumptions used in the model are as follows: dividend rate of 0%; expected term of 10 years; volatility of 71.6%; and a risk-free rate of 3.61%.
The June 2023 Amendments to the Term Loan were accounted for as modifications. The value of the June 2023 Term Loan Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the June 2023 Term Loan and amortized to interest expense over the remaining loan term. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive loss. The June 2023 Amendments to the PNC Credit Facility were accounted for as modifications and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.
As of June 30, 2023, the interest rate on the Term Loan was 11.16% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 10.00%. As of June 30, 2023, the PNC Credit Facility had an available borrowing base of $34.4 million, of which $16.6 million was available to borrow at that date.

Amendment to Registration Rights Agreement

In connection with the June 2023 Amendments, the holders of warrants previously issued to certain lenders in December 2018 and June 2020 (the “Existing Warrants”) and the holder of the June 2023 Warrants entered into an amendment and joinder (the “Registration Rights Agreement Amendment”) to the Amended and Restated Registration Rights Agreement, dated as of June 16, 2020. The Registration Rights Agreement Amendment, among other things, amends the Registration Rights Agreement to grant certain registration rights for the shares of common stock issuable upon the exercise of the 2023 Term Loan Warrant, consistent with the registration rights granted to the holders of the Existing Warrants, including (i) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable 2023 Term Loan Warrants on or after June 1, 2023, (ii) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement, and (iii) customary piggyback registration rights, subject to certain customary limitations.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	June 30, 2023	March 31, 2023
Operating lease right-of-use asset	$10,017	$10,291

Other accrued liabilities	1,218	1,364
Operating lease liability	10,001	10,169
Total operating lease liabilities	$11,219	$11,533

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2023	2022
Operating lease cost	$875	$1,026
Variable lease cost	122	158
Total lease cost	$997	$1,184

Maturity of Lease Liabilities	Operating Leases
Remainder of 2024	$1,963
2025	2,257
2026	1,828
2027	1,645
2028	1,474
Thereafter	13,265
Total lease payments	$22,432
Less: imputed interest	(11,213)
Present value of lease liabilities	$11,219

Lease Term and Discount Rate	June 30, 2023	March 31, 2023
Weighted average remaining operating lease term (years)	10.88	10.85
Weighted average discount rate for operating leases	12.7%	12.7%

Operating cash outflows related to operating leases totaled $0.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.

NOTE 6: RESTRUCTURING CHARGES
During the quarters ending June 30, 2023 and 2022, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Severance and Benefits
Balance as of March 31, 2022	$—
Restructuring costs	725
Adjustments to prior estimates	(1)
Cash payments	(686)
Balance as of June 30, 2022	$38

Balance as of March 31, 2023	$—
Restructuring costs	1,329
Cash payments	(1,219)
Balance as of June 30, 2023	$110

NOTE 7: NET LOSS PER SHARE
The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended June 30,
2023	2022
7,042	2,309

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

NOTE 8: INCOME TAXES
The effective tax rate for the three months ended June 30, 2023 was (5.8)% and (4.2)%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2023, including interest and penalties, the Company had $97.6 million of unrecognized tax benefits, $78.9 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2023, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2023,

$90.1 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.5 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $5.6 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $4.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.8 million.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2023, the Company had issued non-cancelable commitments for $32.6 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
Realtime Data Matter
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit was thereafter transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. On July 31, 2017, the Court in the Northern District of California stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the asserted Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” In opinions dated May 4, 2021 and August 23, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. Realtime Data has appealed those decisions to the Federal Circuit. The Federal Circuit argument occurred on February 10, 2023 and a decision is expected sometime in the latter half of the year. The case pending against Quantum in the Northern District of California remains stayed pending the final outcome of the appeal in the Delaware Action. Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

Arrow Electronics Matter
On July 27, 2023, Arrow Electronics, Inc. (“Arrow Electronics”), an electronics component distributor filed a lawsuit in a federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.6 million in damages. Quantum has not yet filed a responsive pleading, but it disputes Arrow Electronics’ claims and plans to aggressively defend itself against them. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

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

No impairment charges were recognized for non-financial assets in the three months ended June 30, 2023 and 2022. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at June 30, 2023. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	June 30,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$73,417	$73,417	$78,417	$78,417
Term Loan Amendment	15,191	15,191	—	—
PNC Credit Facility	17,800	17,800	17,300	17,300

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending June 30 2023 and June 30, 2022 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended June 30, 2022 and June 30, 2021, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, and incorporated herein by reference.

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

.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2023	2022
Total revenue	$91,787	$97,074
Total cost of revenue (1)	56,854	63,026
Gross profit	34,933	34,048
Operating expenses
Research and development (1)	10,913	12,125
Sales and marketing (1)	15,839	15,962
General and administrative (1)	12,699	12,314
Restructuring charges	1,329	725
Total operating expenses	40,780	41,126
Loss from operations	(5,847)	(7,078)
Other income (expense), net	(998)	751
Interest expense	(3,201)	(2,091)
Loss on debt extinguishment	—	(1,392)
Net loss before income taxes	(10,046)	(9,810)
Income tax provision	530	410
Net loss	$(10,576)	$(10,220)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022
Cost of revenue	$192	$310
Research and development	422	1,158
Sales and marketing	467	451
General and administrative	820	1,150
Total	$1,901	$3,069

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$57,447	63	$60,211	62	$(2,764)	(5)
Service and subscription	31,375	34	33,423	34	(2,048)	(6)
Royalty	2,965	3	3,440	4	(475)	(14)
Total revenue	$91,787	100	$97,074	100	$(5,287)	(5)

Product revenue
In the three months ended June 30, 2023, product revenue decreased $2.8 million, or 5%, as compared to the same period in 2022. Primary storage systems decreased $6.2 million, or 40%, compared to the same period in 2022, driven from declines in the North American market. Secondary storage systems increased $6.7 million, or 20%, driven by higher demand in hyperscale use cases.
Service revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased 6% in the three months ended June 30, 2023 compared to the same period in 2022, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
Royalty revenue
We receive royalties from third parties that license our LTO media patents through our membership in the LTO consortium. Royalty revenue decreased $0.5 million, or 14%, in the three months ended June 30, 2023 compared to the same period in 2022 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended June 30,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product	$12,996	22.6	$12,290	20.4	$706	220
Service and subscription	18,972	60.5	18,318	54.8	654	570
Royalty	2,965	100.0	3,440	100.0	(475)	—
Gross profit	$34,933	38.1	$34,048	35.1	$885	300

Product Gross Margin
Product gross margin increased to 22.6% or by 220 basis points for the three months ended June 30, 2023, as compared with the same period in 2022. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs.

Service and Subscription Gross Margin

Service and subscription gross margins increased 570 basis points for the three months ended June 30, 2023, as compared with the same period in 2022. This increase was primarily driven by lower overhead costs across our support and repair functions.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Research and development	$10,913	11.9	$12,125	12.5	$(1,212)	(10)
Sales and marketing	15,839	17.3	15,962	16.4	(123)	(1)
General and administrative	12,699	13.8	12,314	12.7	385	3
Restructuring charges	1,329	1.4	725	0.7	604	83
Total operating expenses	$40,780	44.4	$41,126	42.4	$(346)	(1)

In the three months ended June 30, 2023, research and development expense decreased $1.2 million, or 10%, as compared with the same period in 2022. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the three months ended June 30, 2023, sales and marketing expenses decreased $0.1 million, or 1%, as compared with the same period in 2022. Overall costs remain relatively flat as we pivot existing sales and marketing investment towards high-growth markets.
In the three months ended June 30, 2023, general and administrative expenses increased $0.4 million, or 3%, as compared with the same period in 2022. This increase was largely driven by project cost in our facilities and IT organizations.
In the three months ended June 30, 2023, restructuring expenses increased $0.6 million as compared with the same period in 2022. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense)	$(998)	(1)	$751	1	$(1,749)	233

The change in other income (expense), net during the three months ended June 30, 2023 compared with the same period in 2022 was related primarily to fluctuations in foreign currency exchange rates during the three months ended June 30, 2023.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	(3,201)	3	(2,091)	2	(1,110)	(53)

In the three months ended June 30, 2023, interest expense increased $1.1 million, or 53%, as compared with the same period in 2022 due to a higher effective interest rate on our Term Loan.

Loss on debt extinguishment

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Loss on debt extinguishment	—	—	(1,392)	(1)	1,392	100

There were no debt extinguishments in the three months ended June 30, 2023. In the three months ended June 30, 2022, loss on debt extinguishment of $1.4 million was related to prepayment of our Term Loan.

Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$530	1	$410	—	$120	29

The income tax provision for the three months ended June 30, 2023 and 2022 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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
We had cash and cash equivalents of $25.5 million as of June 30, 2023, which consisted primarily of bank deposits and money market accounts. As of June 30, 2023, our total outstanding Term Loan debt was $88.6 million and we had $16.6 million available to borrow under the PNC Credit Facility.
We are subject to various debt covenants under our debt agreements including a net leverage covenant and a minimum liquidity covenant. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On June 1, 2023, we entered into amendments to the Term Loan and the PNC Credit Facility (the “June 2023 Amendments”). The June 2022 Amendments, among other things, (a) amended the total net leverage ratio financial covenant commencing with the fiscal quarter ended June 30, 2023; (b) amended the minimum liquidity financial covenant to adjust the minimum liquidity level; and (c) amended the “EBITDA” definition to increase the add-back cap on non-recurring items including restructuring charges during the fiscal years ended March 31, 2024 and 2025. The June 2023 Amendments to the Term Loan also provided an advance of $15.0 million in additional Term Loan borrowings with net proceeds of $14.1 million after original issuance discount, and origination fees. We believe we were in compliance with all covenants under our debt agreements as of the date of filing of this Quarterly Report on Form 10-Q. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(10,655)	$(18,346)
Investing activities	(2,299)	(5,036)
Financing activities	12,446	44,643
Effect of exchange rate changes	(2)	29
Net increase (decrease) in cash and cash equivalents and restricted cash	$(510)	$21,290

Cash Used In Operating Activities

Net cash used in operating activities was $10.7 million for the three months ended June 30, 2023. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $5.1 million in addition to cash used from working capital changes.

Net cash used in operating activities was $18.3 million for the three months ended June 30, 2022. This use of cash was primarily attributable to changes in working capital of $15.6 million driven by a decrease in deferred revenue of $13.6 million. The decrease in deferred revenue reflects the seasonal nature of service contract renewals.

Cash Used in Investing Activities

Net cash used in investing activities was $2.3 million in the three months ended June 30, 2023, which was attributable to capital expenditures.

Net cash used in investing activities was $5.0 million in the three months ended June 30, 2022, which was primarily attributable to capital expenditures of $3.0 million and a $2.0 million deferred business acquisition payment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $12.4 million for the three months ended June 30, 2023, which was related primarily to borrowings on our Term Loan of $14.1 million.

Net cash provided by financing activities was $44.6 million in the three months ended June 30, 2022, which was related primarily to $66.3 million of cash received from the Rights Offering of 30 million shares of our common stock offset by a $20 million prepayment of our term debt and a term debt principal amortization payment of $0.6 million.

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

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2023 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
4.1	Warrant to Purchase Common Stock, dated June 1, 2023, Warrant No. 2023-2, issued to OC III LVS XL LP.	8-K	6/06/23	4.1
4.2	Amendment No. 1 and Joinder to Amended and Restated Registration Rights Agreement, dated as of June 1, 2023, between the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP, BTC Holdings SC Fund LLC and CO Finance LVS XVII LLC.	8-K	6/06/23	4.2
10.1	Fourth Amendment dated June 1, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent for such lenders.	8-K	6/06/23	10.1
10.2	Tenth Amendment dated June 1, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the lenders party thereto, and PNC Bank, National Association, as administrative agent for such lenders.	8-K	6/06/23	10.2
10.3#	Offer Letter dated June 5, 2023 by and between the Company and Laura Nash.	8-K	6/06/23	10.3
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

August 8, 2023	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 8, 2023	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer
(Principal Financial Officer)