Form 10-K
period 2024-03-31
QUANTUM CORP /DE/
filed 2024-06-28
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
☐	Yes	☒	No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☒

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	Yes	☒	No

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $40,670,637.
As of June 25, 2024, there were 95,849,938 shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant's proxy statement to be filed in connection with the Annual Meeting of Stockholders to be held in 2024 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

QUANTUM CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2024

i

As used in this Annual Report on Form 10-K (this "Annual Report"), the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; the ability to meet stock exchange continued listing standards; the possibility that the Nasdaq may delist our securities; risks related to our ability to implement and maintain effective internal control over financial reporting in the future; and those risks described under Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

EXPLANATORY NOTE

In November 2023, the Company determined that it was necessary to re-evaluate its application of standalone selling price under Accounting Standards Codification Topic 606 (“Topic 606”). In May 2024, the Company concluded that its application of Topic 606 related to standalone selling price was inconsistent with the generally accepted application of the guidance. The Company’s management reperformed the determination of standalone selling price with the support of external advisors, and the resulting calculations have been applied to the revenue allocations in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022. The Company additionally identified contractual terms contained within outstanding warrant agreements issued to its prior and current lenders in 2018, 2020 and 2023, which required further evaluation under Accounting Standards Codification Topic 815 (“Topic 815”). After consulting with external advisors and completing an extensive review process, management concluded that the classification of warrants as equity was not consistent with Topic 815 and has restated them as a liability. This also resulted in the requirement to account for the change in the fair value of the warrants through the Statements of Operations and Comprehensive Income (Loss). As a result of these errors, as noted in the Form 8-K filed on May 29, 2024, the Company will restate the financial statements for the periods referenced below (the “Restatement”).

This Annual Report for the year ended March 31, 2024 includes the following information, in addition to Consolidated Balance Sheet as of March 31, 2024, and the related Consolidated Statement of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the year ended March 31, 2024:
a)    Restated Consolidated Financial Statements as of and for the years ended March 31, 2023 and March 31, 2022;
b)    Restated and unaudited interim Condensed Consolidated Financial Information for the quarter ended June 30, 2023 and all quarters of the year ended March 31, 2023;
c)    Unaudited interim Condensed Consolidated Financial Information for the quarters ended September 30, 2023 and December 31, 2023; and
d)    Amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to the years ended March 31, 2023 and March 31, 2022, and MD&A with respect to the quarters ended September 30, 2023 and December 31, 2023.

For more information, see Note 14: Restatement of Previously Issued Financial Statements and Note 15: Quarterly Financial Summary (Unaudited) to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.

In connection with the restatement, the Audit Committee of the Company's Board of Directors concluded, with concurrence of management, that there were deficiencies in the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures that constituted material weaknesses as of March 31, 2024, March 31, 2023 and March 31, 2022. As further discussed in Item 9A. Controls and Procedures of this Annual Report, management has concluded that the Company did not maintain effective disclosure controls and procedures, and internal control over financial reporting resulting in material weaknesses as of March 31, 2024, and further concluded that the material weaknesses applied to the delinquent Quarterly Reports on Form 10-Q for the quarters ended December 31, 2023 and September 30,2023 and the previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific risk factors described under Item 1A. Risk Factors before deciding whether to invest in our company.

•Cost increases, supply disruptions, or raw material shortages, including in single source components, could harm our business.
•We outsource our component supply, manufacturing, and service repair operations to third parties. Our business, financial condition, and operating results could face material adverse impacts if we cannot obtain parts, products, and services in a cost effective and timely manner that meets our customers’ expectations.
•As a result of our global manufacturing and sales operations, we are subject to a variety of risks related to our business outside of the U.S., any of which could, individually or in the aggregate, have a material adverse effect on our business.
•Our stock price has experienced significant volatility in the past, and continued volatility may cause our common stock trading price to remain volatile or decline.
•We are not in compliance with the Nasdaq Global Market’s continued listing standards, and if we do not regain compliance, we will be delisted from Nasdaq.
•Our quarterly operating results have fluctuated significantly, and past results should not be used to predict future performance.
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
•We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to do so could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.
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
•We have restated certain of our prior consolidated financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
•We have identified material weaknesses in our internal control over financial reporting, which could, if not properly remediated, result in additional material misstatements in our interim or annual consolidated financial statements, could impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

PART I
ITEM 1. BUSINESS
Overview
Quantum delivers end-to-end data management solutions designed for unstructured data in the artificial intelligence ("AI") era. From high-performance ingest that powers AI applications and demanding data-intensive workloads to massive, durable data lakes to fuel AI models, Quantum delivers one of the most comprehensive and cost-efficient solutions for the entire data lifecycle. We specialize in solutions for video, images, audio, and other large files because this unstructured data represents more than 80% of all data being created according to leading industry analyst firms. Unstructured data poses both immense potential and significant challenges for organizations looking to retain and analyze their data for AI and other initiatives. Effectively managing and leveraging this data with an intelligent data management platform is not just an option but a necessity for businesses aiming to uncover hidden insights and create value. Unstructured data is exponentially larger than traditional corporate data, contains tremendous value, and must be captured, protected, and stored for many years, decades, and longer. It is no longer just about storing data— organizations need to extract value from their unique data to gain a competitive advantage. Locked inside video, imagery, security camera footage, scientific data sets, and other sensor-derived data is a wealth of information for informed decision-making.

Products and Services

Our portfolio of products includes primary storage software and systems, secondary storage software and systems, as well as devices and media.

Highly Performant Primary Storage Software and Systems include:
•Myriad All-Flash Software-Defined Storage: All-flash scale-out file and object storage for high performance enterprise unstructured data applications such as AI, machine learning, and data analytics.
•StorNext Hybrid Flash/Disk File Storage Software: For video editing, post-production, and streaming applications, as well as large digital file archives.
•Unified Surveillance Platform Software: Unified compute and storage for video surveillance recording, storage, and analytics.

Highly Efficient Cost-per-Terabyte Secondary Storage Software and Systems include:
•ActiveScale Object Storage Software: Extremely scalable and durable storage for building massive data lakes, storage clouds, and cold archives.
•DXi Backup Appliances: Purpose-built backup appliances for high-speed backup and recovery and multisite data protection.
•Scalar Tape Storage: Low-cost, secure storage for long-term data archiving and offline data protection. Scalar tape storage systems are used by the world’s largest hyperscalers as well as thousands of enterprises worldwide.

CatDV Asset Management Software: For indexing, cataloging, AI data enrichment, and workflow orchestration, making data easily searchable and accessible so it can contribute to business insights.

Devices and Media includes the sale of standalone linear-tape open tape drives for small business data protection and archiving, and linear-tape open media for use in tape storage systems.

We also offer a broad portfolio of services including 24x7x365 global support, deployment and consulting services, education services, and Quantum-as-a-Service. Our services are delivered with a combination of expertise and technology, including the MyQuantum Service Delivery Platform, and Cloud-Based Analytics ("CBA") AIOps software for proactive remote monitoring.

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

Customers

We provide solutions to multiple industries globally. Historically, our primary customers are in hyperscale, technology and industrial, media and entertainment, federal government, life sciences and healthcare, and financial industries. In addition, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 26%, 32% and 17% of revenue in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, of which none of our hyperscale customers represented 10% or more of our total 2024 revenue.

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

Our primary storage solutions, including object storage systems, primarily face competition from the EMC business unit of Dell Inc. (“Dell”), International Business Machines Corporation, (“IBM”), NetApp, Inc., and other enterprise storage vendors in the markets we serve.

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

Intellectual Property and Technology

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2024, we hold over 221 U.S. patents. In general, these patents have a 20-year term from the first effective filing date for each patent. We may also hold foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

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

We are a member of the consortium that develops, patents, and licenses linear-tape open, technology to media manufacturing companies. We receive royalty payments for linear-tape open media technology sold under licensing agreements. We have also entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies.

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

Information About Our Executive Officers

Following are the names and positions of our management team as of June 12, 2024, including a brief account of the business experience of each.

Name	Position with Quantum
James J. Lerner	President, Chief Executive Officer and Chairman of the Board
Kenneth P. Gianella	Chief Financial Officer
Brian E. Cabrera	Chief Administrative Officer and Chief Legal and Compliance Officer
Henk Jan Spanjaard	Chief Revenue Officer
Laura Nash	Chief Accounting Officer

James J. Lerner, 54, was appointed as President and Chief Executive Officer of the Company, effective July 1, 2018, and was appointed Chairman of the Company’s Board of Directors (the “Board of Directors”) on August 7, 2018. Mr. Lerner has previously served as Vice President and Chief Operating Officer at Pivot3 Inc., a smart infrastructure solutions company, from March 2017 to June 2018, and as Chief Revenue Officer from November 2016 to March 2017. Prior to Pivot3 Inc., from March 2014 to August 2015, Mr. Lerner served as President of Cloud Systems and Solutions at Seagate Technology Holdings Public Limited Company (“Seagate”) (Nasdaq: STX), a data storage company. Prior to Seagate, Mr. Lerner served in various executive roles at Cisco Systems, Inc. (Nasdaq: CSCO), a networking hardware and software manufacturing company, including most recently as Senior

Vice President and General Manager of the Cloud & Systems Management Technology Group. Before beginning his career as a technology company executive, Mr. Lerner was a Senior Consultant at Andersen Consulting, a financial advisory and consulting firm. Since 2011, Mr. Lerner has served on the Board of Trustees of Astia, a global not-for-profit organization built on a community of men and women dedicated to the success of women-led, high-growth ventures, and is currently serving as the Chair of the Board of Trustees. Mr. Lerner earned a Bachelor of Arts in Quantitative Economics and Decision Sciences from U.C. San Diego.

Kenneth P. Gianella, 51, has served as our Chief Financial Officer since January 2023. Prior to joining us, he served as the Vice President of Investor Relations; Mergers, Divestitures, & Acquisitions; and Environmental, Social & Governance (ESG) Strategy at Itron, Inc. (Nasdaq: ITRI), an energy and water network technology and services company, since July 2018 to January 2023, and as Vice President of Finance and Treasury of Itron’s Networks segment from January 2018 to July 2018. Prior to that, from December 2012 to December 2017, Mr. Gianella held various senior finance positions at Silver Springs Networks, an IoT and smart networks company (acquired by Itron in December 2017), including as interim Chief Financial Officer, Senior Vice President, Finance and Treasurer. Mr. Gianella also was the Head of Finance and Administration at Sensity Systems, Inc., a producer of smart LED lights for enabling Smart Cities, and held various senior finance roles at KLA-Tencor Corporation, a leader in process control, yield management, and computational analytics for the semiconductor industry. Mr. Gianella holds a Master of Business Administration from University of Pittsburgh and a Bachelor of Science in Business Administration from Duquesne University.

Brian E. Cabrera, 59, was appointed Chief Legal and Compliance Officer in September 2021 and Chief Administrative Officer in August 2022. Prior to that, he served as the Assistant United States Attorney from October 2018 to April 2020 and as Special Assistant United States Attorney from October 2017 to October 2018 in the Office of the United States Attorney, Northern District of California. From May 2014 to June 2017, Mr. Cabrera served as Senior Vice President & General Counsel of NVIDIA Corporation (“NVIDIA”) (Nasdaq: NVIDIA), a graphics processing units technology company. Prior to NVIDIA, Mr. Cabrera served as General Counsel and Corporate Secretary, Chief Ethics & Compliance Officer of Synopsys, Inc. (Nasdaq: SNPS), an electronic design automation company, from 2006 to 2014. From 1999 to 2006, Mr. Cabrera served as Senior Vice President, Operations, General Counsel and Corporate Secretary of Callidus Software, Inc., an enterprise software company. Prior to Callidus Software, Inc., Mr. Cabrera held various legal positions with PeopleSoft, Inc., a human resource management systems provider, Netscape Communications Corporation, an internet software developing company, Silicon Graphics, Inc., a computer hardware and software manufacturing company, and Bronson, Bronson & McKinnon LLP, a law firm. Mr. Cabrera holds Bachelor’s and Master’s degrees and a Juris Doctorate from the University of Southern California.

Henk Jan Spanjaard, 58, was appointed Chief Revenue Officer in November 2023. Prior to that, he served as Vice President, EMEA Sales, from July 2020 to November 2023. From August 2018 to July 2020, he served as Vice President and General Manager, EMEA & India, of DriveScale, Inc., a software development company. Prior to that, he served as Vice President, EMEA, of A10 Networks, Inc. (NYSE: ATEN), an application security company, from January 2015 to July 2018. Prior to his role at A10 Networks, Inc., he held several technology sales leadership roles, including at Infoblox, Inc., an IT automation and security company, and NetApp, Inc. (Nasdaq: NTAP), intelligent data infrastructure company. Mr. Spanjaard holds a degree from M.T.S Technical College (Electronics), from Ede, The Netherlands.

Laura Nash, 44, has served as Chief Accounting Officer of the Company since June 2023. Prior to her appointment as Chief Accounting Officer, Ms. Nash served as Controller from June 2019 to June 2023. Prior to that, from September 2005 to June 2019, Ms. Nash held various positions in Audit and Financial Accounting Advisory Services at Ernst & Young, an accounting firm, in both the U.S. and the U.K. Ms. Nash holds a Bachelor of Laws from University of Aberdeen and a Certificate in Accounting from University of Washington – Michael G. Foster School of Business. She is a member of the Institute of Chartered Accountants of Scotland.

Human Capital

Our Chief Administrative Officer leads our human capital initiatives, which include the design and execution of all people strategies. The Chief Administrative Officer partners directly with the Board of Directors, the Leadership and Compensation Committee, and Senior Management on the design, cost, and effectiveness of our people programs to ensure they are competitive and reward our teams for driving company performance.

Our workforce is currently distributed across 19 countries, with approximately 770 employees globally as of March 31, 2024, including 390 in North America, 200 in APAC, and 180 in EMEA. We engage with contractors, consultants, or temporary employees as needs for special projects occur.

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
•the inability to control delivery schedules;
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
•war, military conflict, and geopolitical unrest, including the Russia-Ukraine and Hamas-Israel conflicts, may affect our engineering and support teams outside the U.S. and their ability to perform as well as our sales and services delivery with sanctioned entities and countries;
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

Our product sales have been and continue to be concentrated among a small number of channel partners, direct end-users, and original equipment manufacturers. We sell to many end-user customers and channel partners on purchase orders, not under the terms of a binding long-term procurement agreement. Accordingly, they generally are not obligated to purchase any minimum product volume, and our relationships with them are terminable at will. In addition, recently we have focused our direct-sales business on the largest users of hierarchical storage architectures, the so-called “hyperscalers”; there are very few of these extremely large storage customers, but their order activity has a significant impact on our results from quarter to quarter.

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

During the fiscal year ended March 31, 2024, no customer represented 10% or more of our total revenue compared to the fiscal year ended March 31, 2023, when we had one customer represent 10% or more of our total revenue. If any of our large customers should significantly decrease or stop purchasing our solutions, we would see a significant reduction in revenue that may result in a material adverse effect on our operating results.

The U.S. federal government is an important customer, and our business may be materially and adversely harmed by changes in government purchasing activity.

A portion of our sales are to various agencies and departments of the U.S. federal government, and federal spending funding cuts and temporary government shutdowns have previously impacted and may continue to impact our revenue in the future. Future spending cuts by the U.S. federal government, temporary shutdowns of the U.S. federal government, or changes in its procurement processes or criteria could decrease our sales to the federal government and materially and adversely affect our operating results. In addition, changes in government certification requirements applicable to our products could impact our ability to sell to U.S. federal customers.

Risks Related to Our Operating Results, Financial Condition, or Stock Price

We continue to face risks related to inflation, economic uncertainty, and slow economic growth.

Uncertainty about economic conditions poses risks as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, increases in inflation and interest rates, negative financial news, and declines in income or asset values which could adversely affect our business, financial condition and operating results. Recent inflationary increases have driven up the prices at which we are able to purchase necessary components, products, and services, as well as the cost of contract labor. In addition, we continue to face risks related to uncertain tariff levels between countries where our products are manufactured and sold, unstable political and economic conditions, including the war between Russia and Ukraine and the Hamas-Israel conflict, and concerns about sovereign debt, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted or result in unfavorable financing terms, impacting our ability to react to changing economic and business conditions and could also materially and adversely affect our ability to sustain our operations at their current levels.

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
•market volatility resulting from a public health emergency;
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

We are not in compliance with the Nasdaq Global Market’s continued listing standards, and if we do not regain compliance, we will be delisted from Nasdaq.

The listing of our common stock on the Nasdaq Global Market is contingent on our compliance with the Nasdaq Global Market’s rules for continued listing. On September 20, 2023, we received a deficiency notice from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) notifying us that we were not in compliance with Nasdaq’s minimum closing bid price requirement of $1.00 per share for 30 consecutive business days, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). We did not regain compliance with the Minimum Bid Price Requirement within 180 days from the initial deficiency notice, and on March 19, 2024, we were notified by the Nasdaq Staff that we would be delisted unless we timely request a hearing before a Nasdaq hearings panel (the “Panel”).

We were also notified on November 14, 2023 and February 13, 2024 that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filings Requirement”) as a result of our failure to timely file the Quarterly Reports on

Form 10-Q for the fiscal quarters ended September 30, 2023 and December 31, 2023. The Nasdaq Staff initially provided us until May 7, 2024 to regain compliance with the Filings Requirement.

On May 14, 2024, we had a hearing before the Panel to address the deficiencies in complying with the Minimum Bid Price Requirement and the Filings Requirement and to present a plan to regain compliance. The hearing and stay request with respect to the Minimum Bid Price Requirement and the Filings Requirement stayed any further action by the Nasdaq Staff pending a written decision from the Panel and our common stock remains listed and eligible for trading on the Nasdaq Global Market.

On June 6, 2024, the Panel issued a ruling granting us an extension period for (i) the Minimum Bid Price Requirement until September 16, 2024 and (ii) the Filings Requirement until July 1, 2024. As a result of the filing of this Annual Report on Form 10-K, which includes the financial statements and other information required in the Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2023 and September 30, 2023, we have complied with the Filings Requirement. In addition, we plan to comply with the Minimum Bid Price Requirement by the extension period by effecting a reverse stock split of our common stock by such date.

While we expect to regain compliance with the Minimum Bid Price Requirement within the granted extension period, there can be no guarantee that we will regain compliance by such date. If we do not regain compliance with the Minimum Bid Price Requirement within the extension period, we will be delisted from Nasdaq. Furthermore, there can be no assurance that we will maintain compliance with the other Nasdaq listing requirements.

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

Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and operating results to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. As recently as March 2024, we were in danger of failing to meet certain financial covenants in our debt agreements, which could have resulted in a default under these agreements if we had not obtained a waiver of noncompliance from our lenders. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•If we are not able to generate sufficient cash flows to meet our substantial debt service obligations or to fund our other liquidity needs, we may have to take actions such as selling assets or raising additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, restructuring our debt and other capital-intensive activities;
•We are subject to mandatory field audits and control of cash receipts by the lenders if we do not maintain liquidity above certain thresholds;
•We may be more vulnerable to adverse economic and industry conditions;
•We may not be able to fund future working capital, capital investments and other business activities; and
•We may be unable to make payments on other indebtedness or obligations.

Our ability to make scheduled payments of the principal, to pay interest on, or refinance our debt, or to make cash payments in connection with our credit facilities, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Further, as our debt reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be onerous or highly dilutive. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all, which could result in a default on our debt obligations.

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

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to do so could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.

In March 2024, we fell out of compliance with certain financial covenants in our credit agreements, which would have resulted in default had we not received a waiver of noncompliance from our lenders. Our credit agreements contain negative covenants and customary events of default provisions, including for payment default, covenant default, cross default to other material indebtedness, and judgment default. Each of these limitations are subject to certain liquidity levels, thresholds, or grace periods. In addition, the credit agreement contains affirmative covenants, including certain financial covenants that require us to maintain minimum fixed charge coverage ratios. The applicable interest rate on the facility may increase if our total leverage ratio increases to specified amounts that would result in our interest expenses rising.

These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. There are no assurances that we can continue to maintain compliance with these covenants. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations. The restrictions limit our ability to obtain future financings or to withstand a future downturn in our business or the economy in general, which may affect our ability to make the payments required of us under the waiver. Complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

If we do not maintain compliance with all of the continuing covenants imposed by the credit agreements and other terms and conditions of the credit facility, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. There is no assurance that we will be able to negotiate an amendment that will provide for modified financial covenant levels that we can satisfy, or that we will be able to obtain an additional waiver to the credit agreement in the case of future events of default (including but not limited to those related to financial covenants). Any additional amendment or waiver will likely require concessions from the Company, such as prepayments, the imposition of other covenants or restrictions, limitations on future borrowing, or the payment of lender expenses. Furthermore, if the debt is accelerated, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or as favorable to us as our current agreements. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business.

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

Risks Related to Being a Public Company

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to complying with public company regulations.

As a public company, we are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq, and certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Act”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Section 404 of the SOX Act, as well as rules subsequently implemented by the SEC and Nasdaq, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling, general, and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and Nasdaq. Any such action could harm our reputation and the confidence of investors and customers in us and could materially and adversely affect our business and cause our share price to fall.

We have restated certain of our prior consolidated financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

In this Annual Report on Form 10-K, we restated certain of our financial statements. The determination to restate the financial statements was made by our Audit Committee of the Board of Directors upon management’s recommendation. Our management concluded that certain of our previously issued financial statements should no longer be relied upon.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting, which could, if not properly remediated, result in additional material misstatements in our interim or annual consolidated financial statements, could impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

We have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2024 due to the existence of material weaknesses in our internal control over financial reporting, as described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

As described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K, these material weaknesses resulted in the restatement of the Company’s Consolidated Financial Statements for the fiscal years ended March 31, 2023 and March 31, 2022, the unaudited condensed quarterly financial information for the quarterly period ended June 30, 2023 and each of the fiscal quarters for the fiscal year ended March 31, 2023.

We cannot provide assurance that the material weaknesses and deficiencies identified in this Annual Report on Form 10-K will not recur, or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our financial reporting process, and our operational, information technology, financial systems, compliance and infrastructure procedures and controls. We also intend to continue to expand, train, retain and manage our personnel who are essential to effective internal control and compliance. In doing so, we will continue to incur expenses and expend management time.

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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including a resurgence of the COVID-19 pandemic. For example, the COVID-19 pandemic and efforts to control its spread had an impact on our workforce and operations, and those of our strategic partners, customers, suppliers, and logistics providers. These impacts included increased component, product, transportation, and overhead costs, increased logistics capacity and flexibility needs, decreased workforce availability, component supply, and product output, increased cybersecurity threats from remote work, and general economic downturns. We or our third-party business partners were subject to government restrictions that impacted our ability to continue efficient business operations. Other global health concerns in the future could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

To the such pandemics adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in more detail in this “Risk Factors” section, such as those relating to adverse global or regional conditions, our highly competitive industry, supply chain disruption, customer demand conditions and our ability to forecast demand, cost saving initiatives, our indebtedness and liquidity, and cyber-attacks.

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

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and bylaws, and Delaware law, contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•controlling the procedures for the conduct and scheduling of meetings of the Board of Directors and stockholders;
•providing our Board of Directors with the express power to postpone and cancel previously scheduled special meetings at any time;
•limiting the determination of the number of directors on our Board of Directors and the filling of vacancies or newly created seats on the board to our Board of Directors then in office; and
•providing that directors may be removed by stockholders only for cause.

While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board of Directors, they could enable the Board of Directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the importance of being able to assess, effectively respond to and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of its information systems, data or network resources.

As part of its overall enterprise risk management framework, the Company maintains both a Cyber Incident Evaluation Committee (“CIEC”) and an Incident Response Plan (“IRP”). The Company’s CIEC is managed by its Chief Information Officer (the “CIO”) whose team (the Incident Response Team, or “IRT”) is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The purpose of the IRP is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific cybersecurity incident. These objectives are designed to maximize the effectiveness of the Company’s response through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

If a cybersecurity threat or incident is identified, the IRT will communicate the cybersecurity threat or incident and any damages to the CIEC. The CIEC will assess the materiality of the cybersecurity threat or incident to determine if any public disclosures are required under the SEC’s cybersecurity disclosure rule and make a recommendation to the Board. If deemed necessary, third-party consultants, legal counsel, and assessors will be engaged to evaluate the materiality assessment.

The cybersecurity program of the Company interfaces with other functional areas within the Company, including but not limited to the Company’s brands and information technology, accounting, finance, legal and human resources, as well as external third-party partners, where appropriate, to assess, identify and manage potential cybersecurity threats. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing its cybersecurity management systems and IRP. These partnerships enable the Company to leverage specialized knowledge and insights, to assist in updating its cybersecurity strategies and processes to align with industry best practices. The Company’s collaboration with these third parties includes consultation and review of security enhancements.

To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations, of financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and there can be no assurance that our cybersecurity risk management program and processes, including our IRP, and other preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information, will be fully implemented, complied with or successful in protecting against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors—Risks Related to our Business and Industry—A cybersecurity breach could adversely affect our ability to conduct our business, harm our reputation, expose us to significant liability or otherwise damage our financial results.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program. The Board receives regular reports from the CIEC on our cybersecurity risks. In addition, CIEC updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board also receives briefings from IRT on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

The CIEC is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIEC’s expertise includes a combined 20 plus years of experience in managing security technologies; designing and implementing security strategies; and risk management and incident response across various industries. Our CIEC supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Holders of Record, and Dividends

As of June 25, 2024, we had 223 holders of record of our common stock.

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

Recent Sales of Unregistered Securities
During the periods covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities
During each of the fiscal quarters ended March 31, 2024, December 31, 2023 and September 30, 2023, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended ("the "Exchange Act").

Stock Performance Graph
The graph below compares the cumulative total return of a $100 investment in our common stock with the cumulative total return of the same investment in the Nasdaq and the S&P 500 Index from March 31, 2019 through March 31, 2024.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Mar-19
Mar-20
Mar-21
Mar-22
Mar-23
Mar-24
Quantum
Nasdaq
S&P 500 Technology Hardware & Peripherals

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion gives effects to the restatement of our consolidated financial statements for the fiscal years ended March 31, 2023 and 2022, discussed in Note 14 to the consolidated financial statements of this Annual Report. and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2024" in this Annual Report refers to the fiscal year ended March 31, 2024.

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

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the fiscal years ended March 31, 2022 and March 31, 2023. For additional information and a detailed discussion of the restatement, see Note 14: Restatement of Previously Issued Financial Statements in the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8. Financial Statements and Supplementary Data. Restatement adjustments have also been made to the previously reported consolidated financial statements for the quarterly periods ended June 30, 2022 and June 30, 2023 as well as the quarters ended September 30, 2022 and December 31, 2022. For additional information related to the quarterly restatement, see Note 15: Quarterly Financial Summary (Unaudited) in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

	Year Ended March 31,
(in thousands)	2024	2023	2022
		Restated	Restated
Total revenue	$311,600	$422,077	$383,432
Total cost of revenue (1)	186,711	278,813	225,792
Gross profit	124,889	143,264	157,640
Operating expenses
Sales and marketing (1)	60,893	66,034	62,957
General and administrative (1)	51,547	47,752	45,256
Research and development (1)	38,046	44,555	51,812
Restructuring charges	3,280	1,605	850
Total operating expenses	153,766	159,946	160,875
Loss from operations	(28,877)	(16,682)	(3,235)
Other income (expense), net	(1,746)	1,956	(251)
Interest expense	(15,089)	(10,560)	(11,888)
Change in fair value of warrant liability	5,137	10,250	60,030
Loss on debt extinguishment, net	—	(1,392)	(4,960)
Net income (loss) before income taxes	(40,575)	(16,428)	39,696
Income tax provision	711	1,940	1,341
Net income (loss)	$(41,286)	$(18,368)	$38,355
(1) Includes stock-based compensation as follows:

	Year Ended March 31,
(in thousands)	2024	2023	2022

Cost of revenue	$774	$929	$1,112
Research and development	1,091	2,997	5,843
Sales and marketing	669	2,397	2,516
General and administrative	2,187	4,427	4,358
Total	$4,721	$10,750	$13,829

Comparison of the Years Ended March 31, 2024 and 2023 (restated)

Revenue

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Product revenue	$174,879	56%	$274,854	65%	$(99,975)	(36)%
Service and subscription revenue	126,590	41	133,518	32	(6,928)	(5)%
Royalty revenue	10,131	3	13,705	3	(3,574)	(26)%
Total revenue	$311,600	100%	$422,077	100%	$(110,477)	(26)%
Product Revenue

In fiscal 2024, product revenue decreased $100.0 million, or 36%, as compared to fiscal 2023. The primary driver of the decrease was a $62.5 million decrease in demand from our large hyperscale customers, as well as more general decreases in the overall tape market with declines in media and devices revenue. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We anticipate the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
Service and Subscription Revenue
Service and subscription revenue decreased $6.9 million, or 5%, in fiscal 2024 compared to fiscal 2023. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $3.6 million, or 26%, in fiscal 2024, as compared to fiscal 2023, related to lower overall unit shipments.

Gross Profit and Margin

	Year Ended March 31,
(in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
			Restated
Product gross profit	$38,459	22.0%	$54,823	19.9%	$(16,364)	210
Service and subscription gross profit	76,299	60.3%	74,736	56.0%	1,563	430
Royalty gross profit	10,131	100.0%	13,705	100.0%	(3,574)	—
Gross profit	$124,889	40.1%	$143,264	33.9%	$(18,375)	614
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased 210 basis points for fiscal 2024, as compared to fiscal 2023. This increase was due primarily to a $9.8 million inventory provision recorded during fiscal 2023. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory had become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our ongoing operations and was not repeated in fiscal 2024.
The other primary driver of product gross margin improvement in fiscal 2024 was a revenue mix less weighted towards hyperscalers, media, and devices. These revenue lines typically carry a lower gross margin than sales of our other secondary and primary storage products.
Service and subscription Gross Margin
Service and subscription gross margin increased 430 basis points for fiscal 2024, as compared to fiscal 2023. This increase was due primarily to improved operational costs as we implemented strict cost controls and improved our organization design. It was also partially driven by service parts inventory write downs in fiscal 2023, caused by the transition of certain service logistics activities to a third party provider
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Sales and marketing	$60,893	20%	$66,034	16%	$(5,141)	(8)%
General and administrative	51,547	17%	47,752	11%	3,795	8%
Research and development	38,046	12%	44,555	11%	(6,509)	(15)%
Restructuring charges	3,280	1%	1,605	—%	1,675	104%
Total operating expenses	$153,766	49%	$159,946	38%	$(6,180)	(4)%

In fiscal 2024, sales and marketing expenses decreased $5.1 million, or 8%, as compared with fiscal 2023. This decrease was primarily driven by decreased commission expense on lower revenue.
In fiscal 2024, general and administrative expenses increased $3.8 million, or 8%, as compared with fiscal 2023 This increase was primarily driven by large non-recurring costs related to our re-evaluation of Topic 606, and other related projects.
In fiscal 2024, research and development expenses decreased $6.5 million, or 15%, as compared with fiscal 2023. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In fiscal 2024, restructuring expenses increased $1.7 million, or 104%, as compared with fiscal 2023. This increase is driven by corporate restructuring activities as we consolidated our physical footprint and operations in certain markets.

Other expense, net

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Other income (expense), net	$(1,747)	(1)%	$1,956	1%	$3,703	(189)%

In fiscal 2024, other income (expense), net decrease of $3.7 million or 189%, compared to fiscal 2023. The decrease was primarily related to differences in foreign currency gains and losses during each period, as well as the non-recurring sale of $2.3 million IP licenses in fiscal 2023.

Interest expense

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Interest expense	$15,089	5%	$10,560	3%	4,529	43%

In fiscal 2024, interest expense increased $4.5 million, or 43%, as compared to fiscal 2023. This increase was primarily due to a higher principal balance on our Term Loan as well as a higher interest rate.

Warrant liabilities

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Change in fair value of warrant liabilities	$5,137	2%	$10,250	2%	$(5,113)	(50)%
In fiscal 2024, the fair value of warrant liabilities decreased $5.1 million, or 50%, as compared to fiscal 2023. The decrease was primarily due to a lower average stock price in fiscal 2024.

Loss on debt extinguishment, net

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Loss on debt extinguishment, net	$—	—%	$(1,392)	—%	$1,392	100%
In fiscal 2023, loss on debt extinguishment, net was related to prepayment of our long-term debt.

Income tax provision

	Year Ended March 31,
(in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
			Restated
Income tax provision	$711	—%	$1,940	1%	$1,229	63%
Our income tax provision is primarily influenced by foreign and state income taxes. In fiscal 2024, the income tax provision decreased $1.2 million or 63%, compared to fiscal 2023, related primarily to lower current foreign taxes as a result of a decrease in foreign taxable income.
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

Comparison of the Years Ended March 31, 2023 and 2022

Revenue

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Product revenue	$274,854	65%	$230,814	60%	$44,040	19%
Service and subscription revenue	133,518	32%	137,241	36%	(3,723)	(3)%
Royalty revenue	13,705	3%	15,377	4%	(1,672)	(11)%
Total revenue	$422,077	100%	$383,432	100%	$38,645	10%
Product Revenue

In fiscal 2023, product revenue increased $44.0 million, or 19%, as compared to fiscal 2022. The primary driver of the increase was demand from our large hyperscale customers, as well as continued strong demand globally for data protection and archive solutions. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We anticipate the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings. The devices and media also decreased partially driven by lower volume of linear-tape open media sales.
Service and Subscription Revenue
Service and subscription revenue decreased $3.7 million, or 3%, in fiscal 2023 compared to fiscal 2022. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $1.7 million, or 11%, in fiscal 2023, as compared to fiscal 2022, related to lower overall unit shipments.

Gross Profit and Margin

	Year Ended March 31,
(in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
	Restated		Restated
Product gross profit	$54,823	19.9%	$61,034	26.4%	$(6,211)	(650)
Service and subscription gross profit	74,736	56.0%	81,229	59.2%	(6,493)	(320)
Royalty gross profit	13,705	100.0%	15,377	100.0%	(1,672)	—
Gross profit	$143,264	33.9%	$157,640	41.1%	$(14,376)	(720)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 650 basis points for fiscal 2023, as compared to fiscal 2022. This decrease was due primarily to a $9.8 million inventory provision recorded during fiscal 2023. Due to longer purchasing lead times and other factors caused by the global supply chain disruptions occurring since the beginning of the COVID-19 pandemic, certain inventory has become obsolete due to next generation products being released and legacy products being discontinued. In addition, following our integration of several past acquisitions, certain legacy products were discontinued and replaced with updated product offerings rendering the related inventory obsolete. We do not believe that the magnitude of this inventory provision is indicative of our ongoing operations and is not expected to be repeated in the near term.
Excluding this non-recurring adjustment, product gross margin declined approximately 370 basis points for fiscal 2023, as compared to fiscal 2022 primarily due to the continuation of pricing pressure on materials cost and freight, as global supply chain constraints disrupted normal procurement channels. Our product mix was also more heavily weighted to lower margin solutions.
Service and subscription Gross Margin
Service and subscription gross margin decreased 320 basis points for fiscal 2023, as compared to fiscal 2022. This decrease was due partially to increased costs for freight and repair on replacement parts in addition to additional inventory write downs required for service parts caused by the transition of certain service logistics activities to a third party provider.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Sales and marketing	$66,034	16%	$62,957	16%	$3,077	5%
General and administrative	47,752	11%	45,256	12%	2,496	6%
Research and development	44,555	11%	51,812	14%	(7,257)	(14)%
Restructuring charges	1,605	—%	850	—%	755	89%
Total operating expenses	$159,946	38%	$160,875	42%	$(929)	(1)%
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

Other expense, net

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Other income (expense), net	$1,956	1%	$(251)	0%	$2,207	879%
In fiscal 2023, other income (expense), net increased $2.2 million or 879%, compared to fiscal 2022. The increase was primarily related to differences in foreign currency gains and losses during each period, as well as the sale of IP licenses.

Interest expense

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Interest expense	$10,560	3%	$11,888	3%	$(1,328)	(11)%
In fiscal 2023, interest expense decreased $1.3 million, or 11%, as compared to fiscal 2022. This decrease was primarily due to a lower principal balance on our Term Loan.

Warrant liabilities

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Change in fair value of warrant liabilities	$10,250	2%	$60,030	16%	$(49,780)	(83)%

In fiscal 2023, the fair value of warrant liabilities decreased $49.8 million, or 83%, as compared to fiscal 2022. This decrease was primarily due to a lower average stock price in fiscal 2023.

Loss on debt extinguishment, net

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Loss on debt extinguishment, net	$(1,392)	—%	$(4,960)	(1)%	$3,568	72%
In fiscal 2023, loss on debt extinguishment, net was related to prepayment of our long-term debt.

Income tax provision

	Year Ended March 31,
(in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
	Restated		Restated
Income tax provision	$1,940	1%	$1,341	—%	599	45%
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

Comparison of the Three Months Ended December 31, 2023 and 2022

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$37,113	51%	$77,494	69%	$(40,381)	(52)%
Service and subscription	32,771	46%	33,155	29%	(384)	(1)%
Royalty	2,042	3%	2,826	2%	(784)	(28)%
Total revenue	$71,926	100%	$113,475	100%	$(41,549)	(37)%
Product Revenue
In the three months ended December 31, 2023, product revenue decreased $40.4 million, or 52%, as compared to the same period in 2022. The primary driver of the decrease was lower demand from our large hyperscale customers, as well as declines in the linear-tape open media market impacting both media cartridge sales and associated linear-tape open royalties.

Service Revenue
Service and subscription revenue decreased $0.4 million, or 1%, in the three months ended December 31, 2023 compared to the same period in 2022. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $0.8 million, or 28%, in the three months ended December 31, 2023 compared to the same period in 2022 due to decreased market volume of older generation linear-tape open media.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product	$7,069	19.0%	$18,966	24.5%	$(11,897)	(550)
Service and subscription	20,070	61.2%	20,776	62.7%	(706)	(150)
Royalty	2,042	100.0%	2,826	100.0%	(784)	—
Gross profit	$29,181	40.6%	$42,568	37.5%	$(13,387)	310
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased to 19.0%, or by 550 basis points, for the three months ended December 31, 2023, as compared with the same period in 2022. The primary driver of the decrease was lower demand from our large hyperscale customers, as well as declines in the linear-tape open media market impacting both media cartridge sales and associated linear-tape open royalties.
Service and Subscription Gross Margin
Service and subscription gross margins decreased 150 basis points for the three months ended December 31, 2023, as compared with the same period in 2022. This decrease was primarily driven by lower service revenues on a similar service cost basis.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Sales and marketing	$14,244	20%	$16,339	14%	$(2,095)	(13)%
General and administrative	11,893	17%	10,969	10%	924	8%
Research and development	8,763	12%	11,254	10%	(2,491)	(22)%
Restructuring charges	497	1%	(41)	—%	538	(1,312)%
Total operating expenses	$35,397	49%	$38,521	34%	$(3,124)	(8)%
In the three months ended December 31, 2023, sales and marketing expenses decreased $2.1 million, or 13%, as compared with the same period in 2022. This decrease was primarily driven by the pivot of existing sales and marketing investment towards high-growth markets.
In the three months ended December 31, 2023, general and administrative expenses increased $0.9 million, or 8%, as compared with the same period in 2022. This increase was largely driven by higher project expense related to the re-evaluation of the Company's application of standalone selling price under Topic 606.

In the three months ended December 31, 2023, research and development expenses decreased $2.5 million, or 22%, as compared with the same period in 2022. This decrease was primarily driven by cost reduction measures to streamline common development functions across business units, and further consolidate acquired businesses.
In the three months ended December 31, 2023, restructuring expenses increased $0.5 million as compared with the same period in 2022. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense)	$(1,419)	(2)%	$(544)	(—)%	$(875)	(161)%
The change in other income (expense), net during the three months ended December 31, 2023 compared with the same period in 2022 was related primarily to fluctuations in foreign currency exchange rates during the three months ended December 31, 2023.

Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	$3,937	5%	$2,701	2%	$1,236	46%
In the three months ended December 31, 2023, interest expense increased $1.2 million, or 46%, as compared with the same period in 2022 due to a higher effective interest rate on our Term Loan.

Loss on Debt Extinguishment

There were no debt extinguishments in the three months ended December 31, 2023 and 2022.
Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$510	1%	$693	1%	$(183)	(26)%
The income tax provision for the three months ended December 31, 2023 and 2022 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2023 and 2022

Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$138,635	58%	$203,192	65%	$(64,557)	(32)%
Service and subscription	94,229	39%	99,937	32%	(5,708)	(6)%
Royalty	7,235	3%	9,744	3%	(2,509)	(26)%
Total revenue	$240,099	100%	$312,873	100%	$(72,774)	(23)%
Product Revenue
In the nine months ended December 31, 2023, product revenue decreased $64.6 million, or 32%, as compared to the same period in 2022. The primary driver of the decrease was lower demand from our large hyperscale customers, as well as declines in the linear-tape open media market impacting both media cartridge sales and associated linear-tape open royalties.
Service Revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased $5.7 million or 6% in the nine months ended December 31, 2023 compared to the same period in 2022, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $2.5 million, or 26%, in the nine months ended December 31, 2023 compared to the same period in 2022 due to decreased market volume of older generation linear-tape open media.
Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product	$33,421	24.1%	$40,182	19.8%	$(6,761)	430
Service and subscription	56,900	60.4%	57,708	57.7%	(808)	270
Royalty	7,235	100.0%	9,744	100.0%	(2,509)	—
Gross profit	$97,556	40.6%	$107,634	34.4%	$(10,078)	620
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased to 24.1% or by 430 basis points for the nine months ended December 31, 2023, as compared with the same period in 2022. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs. In addition, the prior year period included a $6.9 million inventory reserve provision recorded during the nine months ended December 31, 2022.
Service and Subscription Gross Margin

Service and subscription gross margin of 60.4% increased 270 basis points for the nine months ended December 31, 2023, as compared with the same period in 2022. This increase was primarily driven by lower overhead costs across our support and repair functions.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Sales and marketing	$45,800	19%	$47,894	15%	$(2,094)	(4)%
General and administrative	34,833	15%	35,223	11%	(390)	(1)%
Research and development	28,828	12%	33,925	11%	(5,097)	(15)%
Restructuring charges	3,164	1%	1,605	1%	1,559	97%
Total operating expenses	$112,625	47%	$118,647	38%	$(6,022)	(5)%
In the nine months ended December 31, 2023, sales and marketing expenses decreased $2.1 million, or 4% compared with the same period in 2022 as we pivoted existing sales and marketing investment towards high growth markets.
In the nine months ended December 31, 2023, general and administrative expenses decreased $0.4 million, or 1%, as compared with the same period in 2022. This decrease was largely driven by a reduced facilities footprint, as well as other cost reduction efforts across the business, offset by higher project expense related to the re-evaluation of the Company's application of standalone selling price under Topic 606.
In the nine months ended December 31, 2023, research and development expense decreased $5.1 million, or 15%, as compared with the same period in 2022. This decrease was primarily driven by cost reduction measures to streamline common development functions across business units, and further consolidate acquired businesses.
In the nine months ended December 31, 2023, restructuring expenses increased $1.6 million as compared with the same period in 2022. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense)	$(2,049)	(1)%	$2,638	1%	$(4,687)	178%
The change in other income (expense), net during the nine months ended December 31, 2023 compared with the same period in 2022 was related primarily to fluctuations in foreign currency exchange rates during the nine months ended December 31, 2023.

Interest expense

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	$10,992	5%	$7,537	2%	$3,455	46%
In the nine months ended December 31, 2023, interest expense increased $3.5 million, or 46%, as compared with the same period in 2022 due to a higher effective interest rate on our Term Loan.

Loss on debt extinguishment

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Loss on debt extinguishment	$—	—%	$(1,392)	—%	$1,392	100%
In the nine months ended December 31, 2023, loss on debt extinguishment decreased $1.4 million as compared with the same period in 2022 due to a loss on debt extinguishment of $1.4 million for a prepayment of our Term Loan.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$1,573	1%	$1,564	—%	$9	1%
The income tax provision for the nine months ended December 31, 2023 and 2022 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$42,947	57%	$64,110	64%	$(21,163)	(33)%
Service and subscription	30,505	40%	32,977	33%	(2,472)	(7)%
Royalty	2,228	3%	3,478	3%	(1,250)	(36)%
Total revenue	$75,680	100%	$100,565	100%	$(24,885)	(25)%
Product Revenue
In the three months ended September 30, 2023, product revenue decreased $21.2 million, or 33%, as compared to the same period in 2022. The primary driver of the decrease was lower demand from our large hyperscale customers, as well as declines in the linear-tape open media market impacting both media cartridge sales and associated linear-tape open royalties.
Service and subscription revenue decreased $2.5 million, or 7%, in the three months ended September 30, 2023 compared to the same period in 2022. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $1.3 million, or 36%, in the three months ended September 30, 2023 compared to the same period in 2022 due to decreased market volume of older generation linear-tape open media.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product	$12,228	28.5%	$7,550	11.8%	$4,678	1,670
Service and subscription	18,279	59.9%	18,231	55.3%	48	460
Royalty	2,228	100.0%	3,478	100.0%	(1,250)	—
Gross profit	$32,735	43.3%	$29,259	29.1%	$3,476	1,420
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased to 28.5%, or by 1,670 basis points, for the three months ended September 30, 2023, as compared with the same period in 2022. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs. In addition, the prior year period included a $6.9 million inventory reserve provision recorded during the three months ended September 30, 2022.
Service and Subscription Gross Margin
Service and subscription gross margins increased 460 basis points for the three months ended September 30, 2023, as compared with the same period in 2022. This increase was primarily driven by lower overhead costs across our support and repair functions.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Sales and marketing	$15,717	21%	$15,593	16%	$124	1%
General and administrative	10,241	14%	11,940	12%	(1,699)	(14)%
Research and development	9,152	12%	10,546	10%	(1,394)	(13)%
Restructuring charges	1,338	2%	921	1%	417	45%
Total operating expenses	$36,448	48%	$39,000	39%	$(2,552)	(7)%
In the three months ended September 30, 2023, sales and marketing expense increased $0.1 million, or 1%, as compared with the same period in 2022. Overall costs remain relatively flat as we pivot existing sales and marketing investment towards high-growth markets.
In the three months ended September 30, 2023, general and administrative expenses decreased $1.7 million, or 14%, as compared with the same period in 2022. This decrease was largely driven by a reduced facilities footprint, as well as other cost reduction efforts across the business.
In the three months ended September 30, 2023, research and development expenses decreased $1.4 million, or 13%, as compared with the same period in 2022. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the three months ended September 30, 2023, restructuring expenses increased $0.4 million as compared with the same period in 2022. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense)	$367	0%	$2,431	2%	$(2,064)	85%
The change in other income (expense), net during the three months ended September 30, 2023 compared with the same period in 2022 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2023.

Interest Expense

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	$3,855	5%	$2,745	3%	$1,110	40%
In the three months ended September 30, 2023, interest expense increased $1.1 million, or 40%, as compared with the same period in 2022 due to a higher effective interest rate on our Term Loan.

Loss on Debt Extinguishment
There were no debt extinguishments in the three months ended September 30, 2023 and 2022.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$533	1%	$461	—%	$72	16%
The income tax provision for the three months ended September 30, 2023 and 2022 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2023 and 2022

Revenue

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Product revenue	$101,522	60%	$125,698	64%	$(24,176)	(19)%
Service and subscription	61,458	37%	66,782	33%	(5,324)	(8)%
Royalty	5,194	3%	6,918	3%	(1,724)	(25)%
Total revenue	$168,174	100%	$199,398	100%	$(31,224)	(16)%
Product Revenue

In the six months ended September 30, 2023, product revenue decreased $24.2 million, or 19%, as compared to the same period in 2022. The primary driver of the decrease was lower demand from our large hyperscale customers, as well as declines in the linear-tape open media market impacting both media cartridge sales and associated linear-tape open royalties.
Service Revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased $5.3 million, or 8%, in the six months ended September 30, 2023 compared to the same period in 2022, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $1.7 million, or 25%, in the six months ended September 30, 2023 compared to the same period in 2022 due to decreased market volume of older generation linear-tape open media.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
Product	$26,352	26.0%	$21,216	16.9%	$5,136	910
Service and subscription	36,830	59.9%	36,932	55.3%	(102)	460
Royalty	5,194	100.0%	6,918	100.0%	(1,724)	—
Gross profit	$68,376	40.7%	$65,066	32.6%	$3,310	810
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased to 26.0%, or by 910 basis points, for the six months ended September 30, 2023, as compared with the same period in 2022. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs. In addition, the prior year period included a $6.9 million inventory reserve provision recorded during the six months ended September 30, 2022.
Service and Subscription Gross Margin
Service and subscription gross margin of 59.9% increased 460 basis points for the six months ended September 30, 2023, as compared with the same period in 2022. This increase was primarily driven by lower overhead costs across our support and repair functions.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Sales and marketing	$31,557	19%	$31,555	16%	$2	—%
General and administrative	22,940	14%	24,254	12%	(1,314)	(5)%
Research and development	20,065	12%	22,671	11%	(2,606)	(11)%
Restructuring charges	2,667	2%	1,646	1%	1,021	62%
Total operating expenses	$77,229	46%	$80,126	40%	$(2,897)	(4)%

In the six months ended September 30, 2023, sales and marketing expense was flat compared with the same period in 2022 as we pivoted existing sales and marketing investment towards high-growth markets.
In the six months ended September 30, 2023, general and administrative expense decreased $1.3 million, or 5%, compared with the same period in 2022. This decrease was largely driven by a reduced facilities footprint, as well as other cost reduction efforts across the business.
In the six months ended September 30, 2023, research and development expenses decreased $2.6 million, or 11%, as compared with the same period in 2022. This decrease was primarily driven by cost reduction measures to consolidate acquired businesses.
In the six months ended September 30, 2023, restructuring expenses increased $1.0 million as compared with the same period in 2022. The increase was the result of cost reduction initiatives.

Other Income (Expense)

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Other income (expense)	$(630)	0%	$3,182	2%	$(3,812)	120%
The change in other income (expense), net during the six months ended September 30, 2023 compared with the same period in 2022 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2023.

Interest expense

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Interest expense	$7,055	4%	$4,836	2%	$2,219	46%
In the six months ended September 30, 2023, interest expense increased $2.2 million, or 46%, as compared with the same period in 2022 due to a higher effective interest rate on our Term Loan.

Loss on debt extinguishment

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Loss on debt extinguishment	$—	—%	$(1,392)	(1)%	$1,392	100%
In the six months ended September 30, 2023, loss on debt extinguishment decreased $1.4 million as compared with the same period in 2022 due to a loss on debt extinguishment of $1.4 million for a prepayment of our Term Loan.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
Income tax provision	$1,063	1%	$872	—%	$191	22%
The income tax provision for the six months ended September 30, 2023 and 2022 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

We had cash and cash equivalents of $25.7 million as of March 31, 2024, which excludes $0.2 million of short-term restricted cash. Our total outstanding Term Loan debt was $87.9 million, and we had $27.3 million available to borrow under the PNC Credit Facility as of March 31, 2024.

We generated negative cash flows from operations of approximately $10.2 million and $4.9 million for the fiscal years ended March 31, 2024 and 2023, respectively, and generated net losses of approximately $41.3 million and $18.4 million for the fiscal years ended March 31, 2024 and 2023, respectively. We have funded operations through the sale of common stock, term debt borrowings and revolving credit facility borrowings described in Note 5: Debt.

We are subject to various debt covenants under our debt agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On February 14, 2024, we entered into amendments to the Credit Agreements which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended December 31, 2023. On May 24, 2024, we entered into amendments to the Credit Agreements which, among other things, waives compliance with our net leverage covenant as of March 31, 2024, reduced the daily minimum liquidity below $15.0 million until June 16, 2023 and waived any default that might arise as a result of the restatement of certain of our historical financial statements. The Term Loan and PNC Credit Facility both mature on August 5, 2026 under the terms of the related agreements. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, we expect to be in violation of our net leverage covenant as of the June 30, 2024 testing date and the violation will cause the outstanding Term Loan and PNC Credit Facility outstanding balances to become due as an event of default. As a result, we have classified the Term Loan and PNC Credit Facility as current liabilities in the accompanying consolidated balance sheet. We are currently working to obtain additional covenant waivers or refinance the existing Term Debt and PNC Credit Facility. Additionally, we are evaluating strategies to obtain additional funding to provide additional liquidity, including potential asset sales. In the event we are unable to obtain an extension of the waiver, additional funding will be required to pay the amount due on the revolver and term loan. However, we may be unable to obtain an extension of the waiver, or obtain additional funding. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

See "Risks Related to our Indebtedness" section of Item 1A. Risk Factors.

Registration Rights Agreement

We have entered into a registration rights agreement with the holders of warrants previously issued to certain lenders in December 2018, June 2020 and June 2023 (the "Registration Rights Agreement"). The Registration Rights Agreement grants certain registration rights for the shares of common stock issuable upon the exercise of the warrants, including (i) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder, (ii) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement, and (iii) customary piggyback registration rights, subject to certain customary limitations.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Year Ended March 31,
( in thousands)	2024	2023
		Restated
Cash provided by (used in):
Operating activities	$(10,156)	$(4,894)
Investing activities	(5,869)	(15,601)
Financing activities	15,713	41,165
Effect of exchange rate changes	(3)	12
Net change in cash, cash equivalents, and restricted cash	$(315)	$20,682

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.2 million for the year ended March 31, 2024, primarily attributable to lower revenue and timing of certain vendor payments.

Net cash used in operating activities was $4.9 million for the year ended March 31, 2023, primarily attributable to cash provided by operating activities excluding changes in assets and liabilities of $1.5 million offset by cash used associated with working capital changes of $6.4 million including cash used related to manufacturing and service inventories of $5.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.9 million for the year ended March 31, 2024, primarily attributable to the implementation costs of a new Enterprise Resource Planning system.

Net cash used in investing activities was $15.6 million for the year ended March 31, 2023, primarily attributable to $12.6 million of capital expenditures and $3.0 million of cash paid related to the deferred purchase price for a prior business acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $15.7 million for the year ended March 31, 2024 due primarily to borrowings under our Term Loan credit facility.

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

Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
(in thousands)	Total	1 year or less	1 – 3 Years	3 –5 Years	More than 5 years
Debt obligations (1)	$114,546	$114,546	$—	$—	$—
Future lease commitments (2)	21,127	2,538	3,776	2,730	12,083
Purchase obligations (3)	32,400	32,400	—	—	—
Total	$168,073	$149,484	$3,776	$2,730	$12,083
(1) Consists of principal on our Term Loan and PNC Credit Facility.

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

There are significant judgments used when applying Accounting Standards Codification (“ASC”) Topic 606 to contracts with customers. Most of our contracts contain multiple goods and services designed to meet each customer's unique storage needs. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. Where standalone selling price may not be directly observable (e.g., the performance obligation is not sold separately), we maximize the use of observable inputs by using information including internal discounting practices, competitor pricing, competitor margins, performance obligations with similar customers and product groupings. Determining the observable inputs and applying them to our performance obligations requires significant judgment. We reassess standalone selling price determination periodically.

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

Warrant Accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance ASC 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC 815, Derivatives and Hedging (“Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to Topic 480, meet the definition of a liability pursuant to Topic 480, and whether the warrants meet all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations.

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

Interest Rate Risk

We are subject to interest rate risk on borrowings under our variable interest rate term debt and PNC Credit Facility. See Note 5: Debt to our consolidated financial statements for a description of our long-term debt. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the term debt and the PNC Credit Facility during fiscal 2024, a hypothetical 100-basis point increase or decrease in market interest rates sustained throughout the year would not result in a material change to our annual interest expense. Our other long-term debt related to lease obligations have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest applied to our lease obligations to be minimal.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quantum Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Quantum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statement of operations and comprehensive loss, consolidated statement of stockholders’ deficit, and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of March 31, 2024, the Company was in default of certain debt covenants of its term debt and credit facility and obtained a waiver from its lenders. All defaults existing at March 31, 2024 were waived by the lenders through July 2024. The Company believes it is probable that it will be in violation certain debt covenants at the next testing date of July 2024. The Company’s plan, which is also described in Note 1, contemplates the Company obtaining additional covenant waivers or refinancing the existing term debt and credit facility. Additionally, the Company is evaluating strategies to obtain the additional funding, including potential asset sales. In the event the Company is unable to obtain an extension of the waiver additional funding will be required to pay the amount due on the revolver and term loan. However, the Company may be unable to obtain an extension of the waiver or obtain additional funding. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company’s ability to achieve this plan is uncertain and raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Standalone Selling Price

As described further in Note 1 to the financial statements, the Company’s contracts with customers often include multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services or alternative methods. We identified the determination of the SSP of performance obligations as a critical audit matter.

The principal consideration for our assessment that the determination of the SSP of performance obligations represents a critical audit matter is that the estimates made in determining SSP involve significant judgments. Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the determination of the SSP of performance obligations included the following procedures, among others:
•Tested management’s process for developing the estimates of SSP by evaluating the appropriateness of the overall methodology used by management to develop the estimates by considering (i) whether the methodology maximized the use of observable inputs available and (ii) making inquiries of staff members outside of the accounting department.
•Tested the accuracy of management’s calculations of estimated selling prices.
•In the cases where directly observable standalone sales were not available, for selected items we evaluated whether the significant assumptions used by management were reasonable by (i) considering the consistency with external market and competitor margin data and (ii) making inquiries of staff members outside of the accounting department.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

Bellevue, Washington
June 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Quantum Corporation
San Jose, California

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Corporation (the Company) as of March 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 14 to the consolidated financial statements, the 2023 and 2022 consolidated financial statements have been restated to correct misstatements.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ ArmaninoLLP
San Ramon, California

We have served as the Company's auditor since 2019. In 2023, we became the predecessor auditor.

June 6, 2023, except for the effects of the tables reflecting the impact of the restatement as of and for the years ended March 31, 2023 and 2022 discussed in Note 14 and Note 15 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2024 Annual Report (Form 10-K), as to which the date is June 28, 2024.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2024	2023	2022
		Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$25,692	$25,963	$5,210
Restricted cash	168	212	283
Accounts receivable, net of allowance for credit losses of $22, $201 and $422, respectively	67,788	72,464	69,354
Manufacturing inventories	17,753	19,441	33,546
Service parts inventories	9,783	25,304	24,254
Prepaid expenses	2,186	4,158	7,853
Other current assets	8,414	5,513	4,697
Total current assets	131,784	153,055	145,197

Property and equipment, net	12,028	16,555	12,853
Intangible assets, net	1,669	4,941	9,584
Goodwill	12,969	12,969	12,969
Right-of-use assets, net	9,425	10,291	11,107
Other long-term assets	19,740	15,846	9,925
Total assets	$187,615	$213,657	$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,087	$35,716	$34,220
Accrued compensation	18,214	15,710	16,141
Deferred revenue, current portion	78,511	79,807	87,128
Term debt, current portion	82,496	5,000	4,375
Revolving credit facility	26,604	—	—
Warrant liabilities	4,046	7,989	18,237
Other accrued liabilities	13,986	13,666	16,562
Total current liabilities	249,944	157,888	176,663
Deferred revenue, net of current portion	38,176	35,495	39,788
Revolving credit facility	—	16,750	17,735
Term debt, net of current portion	—	66,354	89,448
Operating lease liabilities	9,621	10,169	9,891
Other long-term liabilities	11,372	11,370	11,849
Total liabilities	309,113	298,026	345,374
Commitments and Contingencies (Note 11)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2024, 2023 and 2022, respectively	—	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 95,850, 93,574 and 60,433 shares issued and outstanding at March 31, 2024, 2023 and 2022, respectively	959	936	605
Additional paid-in capital	707,116	702,370	624,805
Accumulated deficit	(827,380)	(786,094)	(767,726)
Accumulated other comprehensive loss	(2,193)	(1,581)	(1,423)
Total stockholders' deficit	(121,498)	(84,369)	(143,739)
Total liabilities and stockholders' deficit	$187,615	$213,657	$201,635
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended March 31,
	2024	2023	2022
		Restated	Restated
Revenue
Product	$174,879	$274,854	$230,814
Service and subscription	126,590	133,518	137,241
Royalty	10,131	13,705	15,377
Total revenue	311,600	422,077	383,432
Cost of revenue
Product	136,419	220,031	169,780
Service and subscription	50,292	58,782	56,012
Total cost of revenue	186,711	278,813	225,792
Gross profit	124,889	143,264	157,640
Operating expenses
Sales and marketing	60,893	66,034	62,957
General and administrative	51,547	47,752	45,256
Research and development	38,046	44,555	51,812
Restructuring charges	3,280	1,605	850
Total operating expenses	153,766	159,946	160,875
Loss from operations	(28,877)	(16,682)	(3,235)
Other income (expense), net	(1,746)	1,956	(251)
Interest expense	(15,089)	(10,560)	(11,888)
Change in fair value of warrant liability	5,137	10,250	60,030
Loss on debt extinguishment, net	—	(1,392)	(4,960)
Net income (loss) before income taxes	(40,575)	(16,428)	39,696
Income tax provision	711	1,940	1,341
Net income (loss)	$(41,286)	$(18,368)	$38,355

Net income (loss) per share - basic	$(0.43)	$(0.20)	$0.65
Net income (loss) per share - diluted	$(0.43)	$(0.28)	$(0.32)
Weighted average shares - basic	95,087	90,348	58,871
Weighted average shares - diluted	95,087	91,188	66,017

Net income (loss)	$(41,286)	$(18,368)	$38,355
Foreign currency translation adjustments, net	(612)	(158)	(567)
Total comprehensive income (loss)	$(41,898)	$(18,526)	$37,788

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2024	2023	2022
		Restated	Restated
Operating activities
Net income (loss)	$(41,286)	$(18,368)	$38,355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,313	10,118	9,418
Amortization of debt issuance costs	2,735	1,624	2,414
Long-term debt related costs	—	992	8,471
Provision for manufacturing and service inventories	6,490	18,052	5,740
Gain on PPP loan extinguishment	—	—	(10,000)
Stock-based compensation	4,721	10,750	13,829
Change in fair value of warrant liabilities	(3,943)	(10,250)	(60,030)
Other non-cash	3,304	(2,067)	(832)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,846	(2,966)	3,651
Manufacturing inventories	(1,396)	(1,839)	(12,069)
Service parts inventories	11,852	(3,503)	(4,400)
Accounts payable	(11,193)	1,158	(1,939)
Prepaid expenses	1,971	3,695	(3,959)
Deferred revenue	1,386	(11,611)	(13,119)
Accrued restructuring charges	—	—	(580)
Accrued compensation	2,504	(431)	(3,073)
Other assets	(2,197)	(1,270)	(2,602)
Other liabilities	737	1,022	(3,003)
Net cash used in operating activities	(10,156)	(4,894)	(33,728)
Investing activities
Purchases of property and equipment	(5,869)	(12,581)	(6,316)
Business acquisitions	—	(3,020)	(7,808)
Net cash used in investing activities	(5,869)	(15,601)	(14,124)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	12,541	—	94,961
Repayments of long-term debt	(5,747)	(24,596)	(94,301)
Borrowings of credit facility	421,623	497,280	309,000
Repayments of credit facility	(412,704)	(498,665)	(291,265)
Proceeds from issuance of common stock	—	67,146	1,762
Net cash provided by financing activities	15,713	41,165	20,157
Effect of exchange rate changes on cash and cash equivalents	(3)	12	51
Net change in cash, cash equivalents, and restricted cash	(315)	20,682	(27,644)
Cash, cash equivalents, and restricted cash at beginning of period	26,175	5,493	33,137
Cash, cash equivalents, and restricted cash at end of period	$25,860	$26,175	$5,493
Supplemental disclosure of cash flow information
Cash paid for interest	$12,314	$8,701	$9,140
Cash paid for income taxes, net of refunds	$1,776	$1,418	$944
Non-cash transactions
Purchases of property and equipment included in accounts payable	$661	$1,049	$147
Transfer of manufacturing inventory to services inventory	$341	$4,045	$211
Transfer of manufacturing inventory to property and equipment	$264	$343	$818
Paid-in-kind interest	$2,314	$319	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,692	$25,963	$5,210
Restricted cash, current	168	212	283
Total cash, cash equivalents and restricted cash at the end of period	$25,860	$26,175	$5,493
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balances as restated, March 31, 2021*	56,915	$570	$606,431	$(806,081)	$(856)	$(199,936)
Net income	—	—	—	38,355	—	38,355
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(567)	(567)
Shares issued under employee stock purchase plan	389	4	1,758	—	—	1,762
Shares issued under employee incentive plans, net	2,308	23	(23)	—	—	—
Shares issued in connection with business acquisition	821	8	2,810	—	—	2,818
Stock-based compensation	—	—	13,829	—	—	13,829
Restated, March 31, 2022	60,433	$605	$624,805	$(767,726)	$(1,423)	$(143,739)
Net loss	—	—	—	(18,368)	—	(18,368)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(158)	(158)
Shares issued under employee stock purchase plan	600	6	891	—	—	897
Shares issued under employee incentive plans, net	2,180	21	(21)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,949	—	—	66,249
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Stock-based compensation	—	—	10,750	—	—	10,750
Restated, March 31, 2023	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(41,286)	—	(41,286)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(612)	(612)
Shares issued under employee incentive plans, net	2,276	23	(23)	—	—	—
Warrants issued related to long-term debt	—	—	49	—	—	49
Stock-based compensation	—	—	4,720	—	—	4,720
March 31, 2024	95,850	$959	$707,116	$(827,380)	$(2,193)	$(121,498)
*The March 31, 2021 ending total shareholders’ deficit reflects the impact of the restatement totaling $87.7 million related to SSP and warrant classification adjustments prior to that time, including a $67.5 million increase of Accumulated deficit and a $20.2 million decrease of Additional paid-in -capital.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives, (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.
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

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company was in violation of its March 31, 2024 net leverage covenant and received a waiver from its lenders in May 2024 (See Note 13: Subsequent Events for additional information) which provides forbearance from the lenders exercising their rights to immediately call the loans until the next net leverage covenant testing date in July 2024. However, the Company believes it is probable that it will be in violation of the net leverage covenant at the next testing date. If the Company is unable to obtain additional waivers, the Term Debt and PNC Credit Facility will become immediately due, and additional liquidity will be required to satisfy the obligations. Due to the fact that a violation of the debt covenants results in the debt becoming currently payable, the long-term portion of the Term Debt and PNC Credit Facility have been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2024. See Note 5: Debt for additional information related to the Company’s debt agreements.

The Company is currently working to obtain additional covenant waivers or refinance the existing Term Debt and PNC Credit Facility. Additionally, the Company is evaluating strategies to obtain the additional funding, including potential asset sales. In the event the Company is unable to obtain an extension of the waiver additional funding will be required to pay the amount due on the revolver and term loan. However, the Company may be unable to obtain an extension of the waiver, or obtain additional funding. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. Our credit facilities are collateralized by a pledge of all our assets.

Restatement of Previously Issued Consolidated Financial Statements

During the year ended March 31, 2024, the Company identified multiple prior period misstatements. In accordance with Staff Accounting Bulletins No. 99 (“SAB No. 99”) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended March 31, 2023 and 2022. Accordingly, the Company has restated the accompanying fiscal years ended March 31, 2023 and 2022 Consolidated Financial Statements for the fiscal years ended March 31, 2023 and 2022. See Note 14: Restatement of Previously Issued Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, inventory adjustments, useful lives of intangible assets and property and equipment, stock-based compensation, fair value of warrants, and provision for income taxes including related reserves. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, and stated at realizable value, net of an allowance for credit losses. The Company maintains an allowance for credit losses for estimated losses based on historical experience and expected collectability of outstanding accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, and for the majority of its customers require no collateral. For customers that do not meet the Company’s credit standards, the Company may require a form of collateral, such as cash deposits or letters of credit, prior to the completion of a transaction. These credit evaluations require significant judgment and are based on multiple sources of information. The Company analyzes such factors as its historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. The Company will write-off customer balances in full to the reserve when it has determined that the balance is not recoverable. Changes in the allowance for credit losses are recorded in general and administrative expenses.
Fair Value of Financial Instruments
The carrying value of our financial instruments, excluding debt and warrants, approximates fair value.
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

In fiscal 2022, we entered into a new lease in Centennial, Colorado and we incurred material leasehold improvements which are being amortized over the term of the lease. At the time of inception, this term was 15.5 years and as at March 31, 2024 there are 13.4 years remaining.

Business Combinations

The Company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the estimated fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The results of operations of an acquired business are included in its consolidated financial statements from the date of acquisition. Acquisition-related expenses are expensed as incurred.

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

Operating Leases

The Company determines if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in the Company's operating leases are not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use ("ROU") asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. The Company accounts for the lease and non-lease components of operating lease contract consideration as a single lease component.

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

Certain operating leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred.

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

Revenue Recognition

The Company generates revenue from three main sources: (1) product, (2) service and subscription, and (3) royalties. Sales tax collected on sales is netted against government remittances and thus, recorded on a net basis. The Company's performance obligations are satisfied at a point in time or over time as stand ready obligations. The majority of revenue is recognized at a point in time when products are accepted or based upon shipping terms when control transfers.

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

Customers have the option to choose between different levels of hardware and software support. The Company's support plans include various stand-ready obligations such as technical assistance hot-lines, replacement parts maintenance, and remote monitoring that are delivered whenever called upon by its customers. Support plans provide additional services and assurance outside the scope of the Company's primary product warranties. Revenue from support plans is recognized ratably over the contractual term of the service contract as this aligns with delivery to the customer.

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

Deferred Revenue

Deferred revenue primarily consists of amounts that have been invoiced, which are typically with net 45-day payment terms, but have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.

Significant Judgments

The Company generally enters into contracts with customers to provide storage solutions to meet their individual needs. Most of the Company’s contracts contain multiple goods and services designed to meet each customer's unique storage needs. Contracts with multiple goods and services have multiple distinct performance obligations as the promise to transfer hardware, installation services, and support services are capable of being distinct and provide economic benefit to customers on their own.

Stand-alone selling price

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) of the good or service underlying each performance obligation. The SSP represents the amount for which the Company would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Where SSP may not be directly observable (e.g., the performance obligation is not sold separately), the Company maximized the use of observable inputs by using information including historical and current selling prices, internal discounting practices competitor information for similar customers and similar products/services, and other observable inputs.

Variable consideration

Product revenue includes multiple types of variable consideration, such as rebates, returns, or stock rotations. All contracts with variable consideration require payment upon satisfaction of the performance obligation typically with net 45-day payment terms. The Company does not include significant financing components in its contracts. The Company constrains estimates of variable consideration to amounts that are not expected to result in a significant revenue reversal in the future, primarily based on the expected value of consideration to be returned to the customer under the specific terms of the underlying programs.

The expected value method is used to estimate the consideration expected to be returned to the customer. The Company uses historical data and current trends to drive the estimates. The Company records a reduction to revenue to account for these programs. For inventory returns, the Company initially measures this asset at the carrying amount of the inventory, less any expected costs to recover the goods including potential decreases in the value of the returned goods.

Costs of Obtaining Contracts with Customers

The Company’s primary cost to obtain contracts is sales commissions earned by sales representatives. These costs are incremental and expected to be recovered indirectly through the margin inherent within the contract. A large portion of the Company’s contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, the Company has elected to apply a practical expedient available in Topic

340-40, which allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would otherwise have recognized is one year or less.

Sales commissions earned on contracts exceeding one year qualify for capitalization after application of the practical expedient. The duration of these contracts ranges from 1-7 years. Total capitalized costs were $2.7 million, $2.0 million and $1.1 million for fiscal 2024, 2023 and 2022, respectively. Total amortization of capitalized costs of obtaining revenue contracts were $0.9 million, $0.5 million and $0.1 million for fiscal 2024, 2023 and 2022, respectively. These costs are recognized straight line over the associated sales contract term.

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

Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over 10 years starting when the software is ready for its intended use. Software implementation costs capitalized were $5.0 million, $5.6 million and $3.1 million in fiscal 2024, 2023 and 2022, respectively. Related amortization expense for software implementation costs was $0.1 million, $0.1 million and $0.1 million during fiscal 2024, 2023 and 2022, respectively.
Advertising Expense
Advertising expense is recorded as incurred and was $2.5 million, $3.2 million, and $3.5 million in fiscal 2024, 2023 and 2022, respectively.
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue as incurred and were $9.7 million, $12.1 million, and $11.5 million in fiscal 2024, 2023 and 2022, respectively.
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
Warrant Accounting
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC Topic 815, Derivatives and Hedging (“Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to Topic 480, meet the definition of a liability pursuant to Topic 480, and whether the warrants meet all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations.

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

Debt Issuance Costs

Debt issuance costs for revolving credit agreements are capitalized and amortized over the term of the underlying agreements on a straight-line basis. Amortization of these debt issuance costs is included in interest expense while the unamortized debt issuance cost balance is included in other current assets or other assets. Debt issuance costs for the Term Loans are recorded as a reduction to the carrying amount and are amortized over their terms using the effective interest method. Amortization of these debt issuance costs is included in interest expense.

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

Concentration of Credit Risk

The Company sells products to customers in a wide variety of industries on a worldwide basis. In countries or industries where the Company is exposed to material credit risk, the Company may require collateral, including cash deposits and letters of credit, prior to the completion of a transaction. The Company does not believe it has significant credit risk beyond that provided for in the consolidated financial statements in the ordinary course of business. During the fiscal year ended March 31, 2024, no customer represented 10% or more of the Company's total revenue. In fiscal 2023, one customer represented more than 10% of the Company's total revenue. In fiscal 2022, no customer represented 10% or more of the Company’s total revenue. One customer comprised approximately 23% of accounts receivable as of March 31, 2024. One customer comprised approximately 22% of accounts receivable as of March 31, 2023. One customer comprised approximately 21% of accounts receivable as of March 31, 2022.

If the Company is unable to obtain adequate quantities of the inventory needed to sell its products, the Company could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on the Company’s results of operations. In many cases, the Company’s chosen vendor may be the sole source of supply for the products or parts they manufacture, or services they provide, for the Company. Some of the products the Company purchases from these sources are proprietary or complex in nature, and therefore cannot be readily or easily replaced by alternative sources.

Segment Reporting

The Company’s chief operating decision-maker is its Chief Executive Officer and Chief Financial Officer who make resource allocation decisions and assess performance based on financial information presented on a consolidated basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level.

Accordingly, the Company has one reportable segment and operates in three geographic regions: (a) Americas; (b) Europe, Middle East, and Africa (“EMEA”); and (c) Asia Pacific (“APAC”).

The following table summarizes property and equipment, net by geographic region (in thousands):

	For the year ended March 31,
	2024	2023	2022
United States[1]	$11,759	$16,289	$12,506
International	269	266	347
Total	$12,028	$16,555	$12,853
1 Property and equipment for regions outside of the United States is not significant.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan for its U.S. employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. For the years ended March 31, 2024, 2023 and 2022, the Company incurred $1.4 million, $1.7 million, and $1.7 million in matching contributions, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 will be effective for our fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025, with early adoption permitted and requires application on a fully retrospective basis. We are currently evaluating the impact of this standard on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year beginning April 1, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statement disclosures.

NOTE 2: REVENUE
In the following table, revenue is disaggregated by major product offering and geographies (in thousands):

	Year Ended March 31,
	2024	%	2023	%	2022	%
			Restated		Restated
Americas[1]
Product revenue	$92,907		$175,652		$130,248
Service and subscription	71,317		77,581		82,927
Total revenue	164,224	53%	253,233	60%	213,175	55%

EMEA
Product revenue	59,465		70,025		71,498
Service and subscription	47,372		46,279		46,401
Total revenue	106,837	34%	116,304	28%	117,899	31%

APAC
Product revenue	22,507		29,177		29,068
Service and subscription	7,901		9,658		7,913
Total revenue	30,408	10%	38,835	9%	36,981	10%

Consolidated
Product revenue	174,879		274,854		230,814
Service and subscription	126,590		133,518		137,241
Royalty[2]	10,131	3%	13,705	3%	15,377	4%
Total revenue	$311,600	100%	$422,077	100%	$383,432	100%

1 Revenue for Americas geographic region outside of the United States is not significant.

2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Year Ended March 31,
	2024	%	2023	%	2022	%
			As restated		As restated
Primary storage systems	$53,525	17%	$63,334	15%	$67,592	18%
Secondary storage systems	100,599	32%	178,431	42%	118,537	31%
Device and media	33,477	11%	42,008	10%	49,959	13%
Service	113,868	37%	124,599	30%	131,967	34%
Royalty	10,131	3%	13,705	3%	15,377	4%
Total revenue[1]	$311,600	100%	$422,077	100%	$383,432	100%

1 Subscription revenue of $7.3 million, $5.6 million and $4.2 million allocated to Primary and Secondary storage systems for the fiscal years ended 2024, 2023 and 2022, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2024 (in thousands):

March 31, 2024
Deferred revenue	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$76,304

March 31, 2023
As Restated
Deferred revenue	$115,302
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$83,113

March 31, 2022
As Restated
Deferred revenue	$126,916
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$86,731

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) which is contracted but not recognized revenue was $131.4 million as of March 31, 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $131.4 million RPO at the end of fiscal 2024, we expect to recognize approximately 31.1% over the next 13 to 60 months.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of March 31, 2024	$90,546	$40,895	$131,441

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of March 31, 2024 (in thousands):

	Deferred revenue by period
(in thousands)	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$107,819	$74,332	$28,184	$5,303
Subscription revenue	8,868	4,180	3,686	1,002
Total	$116,687	$78,512	$31,870	$6,305

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

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

NOTE 4: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories	March 31,
	2024	2023	2022
Manufactured finished goods	$7,074	$6,958	$14,607
Work in progress	769	1,304	2,546
Raw materials	9,910	11,179	16,393
Total manufacturing inventories	$17,753	$19,441	$33,546

Service inventories	March 31,
	2024	2023	2022
Finished goods	$3,660	$19,834	$19,234
Component parts	6,123	5,470	5,020
Total service inventories	$9,783	$25,304	$24,254

Property and equipment, net	March 31,
	2024	2023	2022
Machinery and equipment, and software	$49,095	$48,534	$47,777
Leasehold improvements	12,473	14,405	6,029
Furniture and fixtures	1,109	863	844
	62,677	63,802	54,650
Less: accumulated depreciation	(50,649)	(47,247)	(41,797)
Total property, plant and equipment, net	$12,028	$16,555	$12,853

Depreciation expense for property and equipment amounted to $6.0 million, $5.5 million, and $5.7 million for the years ended March 31, 2024, 2023, and 2022, respectively.

Intangibles, net	March 31, 2024			March 31, 2023			March 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(8,550)	$463	$9,013	$(6,269)	$2,744	$9,208	$(3,121)	$6,087
Customer lists	4,398	(3,192)	1,206	4,398	(2,201)	2,197	4,600	(1,103)	3,497
Intangible assets, net	$13,411	$(11,742)	$1,669	$13,411	$(8,470)	$4,941	$13,808	$(4,224)	$9,584

Intangible assets amortization expense was $3.3 million, $4.6 million, and $3.7 million for the years ended March 31, 2024, 2023, and 2022, respectively. As of March 31, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 0.9 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the consolidated statements of operations.

As of March 31, 2024, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
2025	$1,388
Thereafter	281
Total	$1,669

Goodwill	Amount
Balance at March 31, 2022	$12,969
Goodwill acquired	—
Balance at March 31, 2023	$12,969
Goodwill acquired	—
Balance at March 31, 2024	$12,969

Other long-term assets	March 31,
	2024	2023	2022
Capitalized SaaS implementation costs for internal use	$15,349	$11,483	$6,261
Capitalized debt costs	1,923	1,690	1,779
Contract asset	1,477	1,247	699
Deferred taxes	734	1,054	866
Other	257	372	320
Total other long-term assets	$19,740	$15,846	$9,925

Other accrued liabilities	March 31,
	2024	2023	2022
Accrued expenses	$4,251	$1,988	$4,984
Asset retirement obligation	2,069	2,513	4,590
Accrued income taxes	1,044	1,509	943
Accrued warranty	1,545	2,094	1,899
Accrued interest	524	494	278
Lease liability	1,256	1,364	1,727
Other	3,297	3,704	2,141
Total other accrued liabilities	$13,986	$13,666	$16,562

The following table details the change in the accrued warranty balance (in thousands):

	Year Ended March 31,
	2024	2023	2022
Balance as of April 1	$2,094	$1,899	2,383
Current period accruals	2,563	3,477	3,717
Adjustments to prior estimates	(141)	(18)	(156)
Charges incurred	(2,971)	(3,264)	(4,045)
Balance as of March 31	$1,545	$2,094	$1,899

NOTE 5: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	Year Ended March 31,
	2024	2023	2022
Term Loan	$87,942	$74,667	$98,723
PNC Credit Facility	26,604	16,750	17,735
Less: current portion	(109,100)	(5,000)	(4,375)
Less unamortized debt issuance costs(1)	(5,446)	(3,313)	(4,900)
Long-term debt, net	$—	$83,104	$107,183
(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying consolidated balance sheets.
On August 5, 2021, the Company entered into a senior secured term loan, as amended (the “2021 Term Loan”). Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the closing date of the 2021 Term Loan and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis. Loans under the Term Loan designated as ABR Loans bear interest at a rate per annum equal to the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) the secured overnight financing rate ("SOFR") based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 6.00%

(the "Applicable Margin"). The SOFR Rate is subject to a floor of 0.75%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.
The Company has a revolving credit facility agreement with PNC Bank, as amended (the "PNC Credit Facility" and, collectively with the Term Loan, the "Credit Agreements") maturing on August 5, 2026 and providing for borrowings up to a maximum principal amount of the lesser of: (a) $40.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement. PNC Credit Facility loans designated as PNC SOFR Loans bear interest at a rate per annum equal to the SOFR rate plus 2.75% until December 31, 2023 and thereafter between 2.25% and 2.75% determined based on the Company’s Total Net Leverage Ratio, (as defined in the PNC Credit Facility agreement) for the most recently completed fiscal quarter (the "PNC SOFR Loan Interest Rate"). Loans under the PNC Credit Facility designated as PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR rate plus 1.0%, plus 1.75% until December 31, 2023 and thereafter between 1.25% and 1.75% determined based on the Company’s Total Net Leverage Ratio (the “PNC Domestic Loan Interest Rate”). With respect to any PNC SOFR Rate Loan, the Company has agreed to pay affiliates of certain Term Loan lenders a fee equal to a percentage per annum equal to the sum of (x) 6.50%, minus (y) the PNC SOFR Loan Interest Rate, plus (z) if the SOFR Rate applicable to such interest payment is less than 0.75%, (i) 0.75% minus (ii) such SOFR Rate. With respect to any Domestic Rate Loan or Swing Loan, the Company has agreed to pay an affiliate of certain Term Loan lenders a fee equal to a percentage per annum equal to the sum of (x) 5.50%, minus (y) the PNC Domestic Loan Interest Rate, plus (z) if the Alternative Base Rate applicable to such interest payment is less than 1.00%, (i) 1.00% minus (ii) such Alternative Base Rate.
The Credit Agreements contain certain covenants, including requirements to prepay the Term Loan in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, subject to certain reinvestment rights and other exceptions and (ii) 75% of certain excess cash flow of the Company and its subsidiaries beginning in the fiscal year ended March 31, 2023, subject to certain exceptions, including reductions to the percentage of such excess cash flow that is required to prepay the loans to 50% and 0%, based on the Company’s applicable total net leverage ratio. Amounts outstanding under the Term Loan may become due and payable upon the occurrence of specified events, which among other things include (subject to certain exceptions and cure periods): (i) failure to pay principal, interest, or any fees when due; (ii) breach of any representation or warranty, covenant, or other agreement in the Term Loan and other related loan documents; (iii) the occurrence of a bankruptcy or insolvency proceeding with respect to the Company or certain of its subsidiaries; (iv) any “Event of Default” with respect to other indebtedness involving an aggregate amount of $3,000,000 or more; (v) any lien created by the Term Loan or any related security documents ceasing to be valid and perfected; (vi) the Term Loan or any related security documents or guarantees ceasing to be legal, valid, and binding upon the parties thereto; or (vii) a change of control shall occur. Additionally, the Credit Agreements contain financial covenants relating to minimum liquidity and quarterly total net leverage. The PNC Credit Facility contains a financial covenant related to the Company's quarterly fixed charges coverage ratio, as defined in the PNC Credit Facility agreements beginning in the fiscal quarter ending March 31, 2025.
The Term Loan and PNC Credit Facility matures on August 5, 2026 under the terms of the related agreements. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, the Company expect to be in violation of its net leverage covenant as of the June 30, 2024 testing date and the violation will cause the outstanding Term Loan and PNC Credit Facility outstanding balances to become due as an event of default. As a result, the Company has classified the Term Loan and PNC Credit Facility as current liabilities in the accompanying consolidated balance sheet.
On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional Term Loan borrowings (the “2023 Term Loan” and, collectively with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the loan term. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 1.25 million shares

(the “June 2023 Warrants”) of the Company’s common stock, at an exercise price of $1.00 per share. See Note 8: Common Stock for additional discussion related to the 2023 Warrants.
The June 2023 Amendment to the Term Loan was accounted for as a modification. The value of the June 2023 Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive loss. The June 2023 Amendments to the PNC Credit Facility were accounted for as modifications and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.
On February 14, 2024, the Company entered into amendments to the Credit Agreements which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended December 31, 2023. In connection with the amendment, the Company incurred fees related to the Term Loan that was paid-in-kind of $1.2 million and an amendment fee of $0.1 million that was paid in cash. These fees have been reflected as a reduction to the carrying amount of the Term Loan and are amortized to interest expense over the remaining loan term. In connection with the related PNC Credit Facility amendment, the Company incurred $0.2 in fees and expenses.

On March 22, 2024, the Company entered into amendments to the Credit Agreements. The amendment, among other things, (i) permits the sale of certain assets by the Company and (ii) require that certain proceeds from the sale of such assets be applied to partially prepay the outstanding term loans under the Term Loan credit facility. The Company did not incur any amendment fees related to the March 2024 amendments and the financial terms of the Credit Agreements were not impacted.

The Company is required to pay an undrawn commitment fee related to the PNC Credit Facility at a rate per annum of between 0.25% and 0.375% (the “PNC Commitment Fee”) based on the average PNC Credit Facility Usage Amount ending on the last day off the most recently completed quarter (the “Average Usage Amount”) multiplied by $40 million less the Average Usage Amount. The Company has also agreed to pay affiliates of certain Term Loan lenders a fee at a rate per annum equal to 1.00% minus the PNC Commitment Fee multiplied by $40 million less the Average Usage Amount.

As of March 31, 2024, the interest rates on the 2021 Term Loan and 2023 Term Loan was 11.65% and 15.65%, respectively. As of March 31, 2024, the interest rate on the PNC Credit Facility was 10.25%. As of March 31, 2024, the PNC Credit Facility had a borrowing base of $27.3 million which includes a reduction of $0.8 million related to outstanding letters of credit issued on the Company's behalf. As of March 31, 2024, there was $0.7 million available to borrow under the PNC Credit Facility.

We are subject to various debt covenants under our debt agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On February 14, 2024, we entered into amendments to the Credit Agreements which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended December 31, 2023. On May 24, 2024, we entered into amendments to the Credit Agreements which, among other things, waives compliance with our net leverage covenant as of March 31, 2024, reduced the daily minimum liquidity below $15.0 million until June 16, 2023 and waived any default that might arise as a result of the restatement of certain of our historical financial statements. The Term Loan and PNC Credit Facility both mature on August 5, 2026 under the terms of the related agreements. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, we expect to be in violation of our net leverage covenant as of the June 30, 2024 testing date and the violation will cause the outstanding Term Loan and PNC Credit Facility outstanding balances to become due as an event of default. As a result, we have classified the Term Loan and PNC Credit Facility as current liabilities in the accompanying consolidated balance sheet. We are currently working to obtain additional covenant waivers or refinance the existing Term Debt and PNC Credit Facility. Additionally, we are evaluating strategies to obtain additional funding to provide additional liquidity, including potential asset sales. In the event we are unable to obtain an extension of the waiver, additional funding will be required to pay the amount due on the revolver and term loan. However, we may be unable to obtain an extension of the waiver, or obtain additional funding. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The June 2023 Amendment and the June 2023 Warrants were entered into with and issued to certain entities managed by Pacific Investment Management Company, LLC ("PIMCO") which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Amendment which totaled $17.3 million as of March 31, 2024 are payable at maturity.

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

	Year Ended March 31,
Operating leases	2024	2023	2022
Operating lease right-of-use assets	$9,425	$10,291	$11,107

Other current liabilities	$1,256	$1,364	$1,727
Operating lease liability	9,621	10,169	9,891
Total operating lease liabilities	$10,877	$11,533	$11,618

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
Lease expense	2024	2023	2022
Operating lease expense	$3,007	$4,276	$3,727
Variable lease expense	291	753	643
Short-term lease expense	—	—	15
Total lease expense	$3,298	$5,029	$4,385

Maturity of Lease Liabilities	Operating Leases
2024	$2,538
2025	2,062
2026	1,714
2027	1,523
2028	1,207
Thereafter	12,083
Total lease payments	$21,127
Less: Imputed interest	(10,250)
Present value of lease liabilities	$10,877

Lease Term and Discount Rate	March 31,
	2024	2023	2022
Weighted average remaining operating lease term (years)	10.53	10.85	10.88
Weighted average discount rate for operating leases	12.64%	12.66%	12.9%

Operating cash outflows related to operating leases totaled $2.9 million, $3.5 million and $3.7 million for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.

NOTE 7: RESTRUCTURING CHARGES
During fiscal years 2024, 2023 and 2022, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure. All restructuring activities were completed by the fourth quarter of fiscal 2024, and no asset impairments occurred as a result.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Total
Balance as of March 31, 2021	$580	$580
Adjustments of prior estimates	850	850
Other non-cash	(1,430)	(1,430)
Balance as of March 31, 2022	—	—
Restructuring costs	1,605	1,605
Cash payments	(1,605)	(1,605)
Balance as of March 31, 2023	—	—
Restructuring costs	3,280	3,280
Cash payments	(3,280)	(3,280)
Balance as of March 31, 2024	$—	$—

NOTE 8: COMMON STOCK
In the fiscal year ended March 31, 2023, the Company’s shareholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
Common Stock Rights Offering
On April 22, 2022, the Company completed a rights offering of 30 million shares of its common stock for $2.25 per share (the “Rights Offering”). The proceeds net of offering expenses was $66.2 million. A portion of the proceeds from the Rights Offering was used to prepay $20.0 million of the Company’s Term Loan.
Long-Term Incentive Plan
The Company maintains two stockholder-approved incentive plans, the 2012 Long-Term Incentive Plan (“2012 Plan”) and a 2023 Long-Term Incentive Plan ("2023 Plan"). The 2023 Plan serves as the successor to our 2012 Plan and provides for grants of performance share units, restricted stock units and stock options. Our equity awards typically vest between one and three years. Stock options, performance shares and restricted stock grants to non-employee directors typically vest over one year. The term of each stock option under the 2023 Plan will not exceed seven years. Stock options, performance share units and restricted stock units granted under the 2023 Plan are subject to forfeiture if employment terminates.
The 2023 Plan has 7.4 million shares authorized for issuance of new shares, with 1.6 million performance shares and restricted shares outstanding, and 6.7 million shares available for future issuance under the Plan as of March 31, 2024.
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

On December 30, 2022 the Leadership and Compensation Committee of the Board of Directors approved an amendment to the 2021 Inducement Plan to increase the number of shares of common stock of the Company authorized for issuance thereunder from 770,000 to 1.5 million. There were 0.8 million shares available for future issuance as of March 31, 2024.
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
The Company has reserved shares of common stock for future issuance under its ESPP as follows (in thousands):

	March 31,
	2024	2023	2022
Shares available for issuance at beginning of period	88	688	1,077
Shares issued during the period	—	(600)	(389)
Total shares available for future issuance at end of period	88	88	688

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

The weighted-average grant date fair value and the assumptions used in calculating fair values of shares forecasted to be issued pursuant to the Company's ESPP are as follows:

	Year Ended March 31,
	2024	2023	2022
Expected life	n/a	0.5 years	0.5 years
Volatility	n/a	96%	51% - 57%
Risk-free interest rate	n/a	3.10%	0.06% - 0.23%
Dividend yield	n/a	—%	—%
Fair value of common stock	n/a	$1.85	$4.60 - $6.40

Performance Stock Units
The Company granted 0.1 million, 0.4 million, and 0.6 million of performance share units with market conditions (“Market PSUs”) in fiscal 2024, 2023, and 2022, respectively. Market PSUs vest one to three years from the issuance date and become eligible for vesting based on the Company achieving certain stock price targets and are contingent upon continued service of the holder of the award during the vesting period. The estimated fair value of these Market PSUs is determined at the issuance date using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo model to calculate fair values of market PSU’s during each fiscal period are as follows:

Weighted-Average	2024	2023	2022
Discount period (years)	3.00	3.00	2.98
Risk-free interest rate	3.53%	2.84%	0.93%
Stock price volatility	80.50%	80.00%	75.00%
Grant date fair value	$0.91	$1.17	$5.40

The Company granted 0.9 million, 0.9 million and 0.0 million of performance share units with financial performance conditions (“Performance PSUs”) in the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Performance PSUs become eligible for vesting based on the Company achieving certain financial performance targets, and are contingent upon continued service of the holder of the award during the vesting period. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for Performance PSUs is recognized when it is probable that the performance conditions will be achieved. Compensation expense recognized related to Performance PSUs is reversed if the Company determines that it is no longer probable that the performance conditions will be achieved.

The following table summarizes activity for Market PSUs and Performance PSUs for the year ended March 31, 2024 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2023	1,613	$2.72
Granted	1,055	$0.51
Vested	(271)	$3.53
Forfeited or cancelled	(850)	$1.57
Outstanding as of March 31, 2024	1,547	$1.79

As of March 31, 2024, there was $0.6 million of unrecognized stock-based compensation related to Market PSUs and Performance PSUs, which is expected to be recognized over a weighted-average period of one year.

The total grant date fair value of shares vested during fiscal years ended March 31, 2024, 2023, and 2022 was $1.0 million, $1.9 million, and $3.9 million, respectively.

Restricted Stock Units

The Company granted 1.2 million, 2.9 million, and 2.8 million of service-based restricted stock units (“RSUs”) in the fiscal years ended March 31, 2024, 2023 and 2022, respectively, which generally vest ratably over a three-year service period. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period.

The following table summarizes activity for restricted stock units for the year ended March 31, 2024 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2023	4,494	$3.09
Granted	1,209	$0.54
Vested	(1,993)	$3.19
Forfeited or cancelled	(829)	$3.24
Outstanding as of March 31, 2024	2,881	$1.87

The total grant date fair value of RSUs vested during fiscal years ended March 31, 2024, 2023, and 2022 was $6.4 million, $5.2 million, and $5.0 million, respectively.

As of March 31, 2024, there was $2.6 million of total unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted-average period of two years.

Compensation Expense
The following table details the Company's stock-based compensation expense, net of forfeitures (in thousands):

	Year Ended March 31,
	2024	2023	2022
Cost of revenue	$774	$929	$1,112
Research and development	1,091	2,997	5,843
Sales and marketing	669	2,397	2,516
General and administrative	2,187	4,427	4,358
Total stock-based compensation	$4,721	$10,750	$13,829

	Year Ended March 31,
	2024	2023	2022
Restricted stock units	$4,551	$9,299	$9,331
Performance share units	170	878	3,811
Employee stock purchase plan	—	573	687
Total stock-based compensation	$4,721	$10,750	$13,829
Warrants

In connection with a debt refinancing and debt amendment activities, the Company issued warrants to purchase shares of the Company common stock in December 2018 which are exercisable until December 27, 2028 (the "December 2018 Warrants), in June 2020 which are exercisable until June 16, 2030 (the "June 2020 Warrants") and in June 2023 which are exercisable until June 1, 2033 (the "June 2023 Warrants").

The exercise price and the number of shares underlying the Company's December 2018 Warrants, June 2020 Warrants and June 2023 Warrants (collectively, the "Lender Warrants") and are subject to adjustment in the event of specified events, including dilutive issuances of equity instruments at a price lower than the exercise price of the respective warrants (the "Down Round Feature"), repricing of existing equity-linked instruments at a price lower than the exercise price of the respective warrants (the "Warrant Repricing Feature"), a subdivision or combination of the common stock, a reclassification of the common stock or specified dividend payments. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the common stock at the time of exercise. The Company's warrants also have a provision that determines the potential stock price used when applying the Black-Scholes valuation model to determine the settlement price of the warrants in Successor Major Transactions ("SMT"), as defined in the respective warrant agreements, which include a change in control or liquidation (the "Warrant Settlement Price Provision"). The Warrant Settlement Price Provision requires the use of the greater of the closing price of the

Company's common stock on the trading day immediately preceding the date on which an SMT is consummated, the closing market price of the Company's common stock following the first public announcement of an SMT or the closing market of the Company's common stock immediately preceding the announcement of an SMT. Because of these terms, equity classification was precluded, and these warrants are carried as liabilities at fair value.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities as their fair values were determined by using the Black-Scholes model based on various assumptions. The assumptions used in calculating fair values of the Lender Warrants are as follows:

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants
March 31, 2024:
Discount period (years)	4.7 years	6.2 years	9.2 years
Risk-free interest rate	4.19%	4.16%	4.16%
Stock price volatility	87.00%	86.00%	81.00%
Grant date fair value	$0.33	$0.30	$0.45
March 31, 2023:
Discount period (years)	5.7 years	7.2 years	n/a
Risk-free interest rate	3.55%	3.52%	n/a
Stock price volatility	79.00%	77.00%	n/a
Grant date fair value	$0.77	$0.69	n/a
March 31, 2022:
Discount period (years)	6.7 years	8.2 years	n/a
Risk-free interest rate	2.39%	2.36%	n/a
Stock price volatility	79.00%	74.00%	n/a
Grant date fair value	$1.80	$1.59	n/a

The Company has adopted ASC 2017-11, Earnings per share (Topic 260) ; Distinguishing liabilities from equity (Topic 480); Derivatives and hedging (Topic 718) ("ASC 2017-11") which provides guidance that the inclusion of certain anti-dilution provisions including down-round provisions in which the exercise price and number of shares underlying an equity-linked instrument are adjusted based on certain specified events does not preclude an instrument from being equity classified. The Company has concluded the Warrant Repricing Feature does not meet the definition of a down-round provision that would provide a scope exception allowing equity classification; therefore, the Company's warrants are required to be classified as liabilities. In addition, the Company has concluded that the use of the greater of three share price inputs to the Black-Scholes valuation model in the Warrant Settlement Price Provision precludes the warrants from being indexed to the Company's own common stock under Topic 815 therefore requiring the Company to classify the warrants as liabilities with changes in fair value being recognized in the Company’s consolidated statement of operations.

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	Total
March 31, 2024:
Exercise price	$1.33	$2.77	$1.00
Number shares under warrant(s)	7,131	3,683	1,250	12,064
Fair value	$2,320	$1,135	$591	$4,046
March 31, 2023:
Exercise price	$1.33	$2.79	n/a
Number shares under warrant(s)	7,111	3,656	n/a	10,767
Fair value	$5,447	$2,542	n/a	$7,989
March 31, 2022:
Exercise price	$1.33	$3.00	n/a
Number shares under warrant(s)	7,111	3,400	n/a	10,511
Fair value	$12,769	$5,468	n/a	$18,237

The Rights Offering triggered the Down Round Feature for the for June 2020 Warrants on April 22, 2022 due to the price per share received in the Rights Offering being lower than the exercise price. The exercise price for the June 2020 Warrants was adjusted to $2.79 per share and an additional 256,111 warrants were issued with an exercise price of $2.79. The issuance of the June 2023 Warrants triggered the Warrant Repricing Feature in the June 2020 Warrants and the December 2018 Warrants. The exercise price for the June 2020 Warrants was adjusted to $2.77 per share and an additional 27,269 warrants were issued with an exercise price of $2.77. The exercise price for the December 2018 warrants was not adjusted and an additional 20,417 warrants were issued with an exercise price of $1.33. The changes to the exercise price and number of warrants related to these adjustments were recorded as an adjustment to the warrant liability and reflected as a change in fair value of the warrant liability in the respective periods.

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities for the year ended December 31, 2023

Balance at March 31, 2021	$78,267
Change in fair value of warrant liabilities	(60,030)
Balance at March 31, 2022	$18,237
Change in fair value of warrant liabilities	(10,250)
Balance at March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(5,137)
Balance at March 31, 2024	$4,046

The Company also issued 50,000 warrants to purchase the Company's common stock in June 2020 and June 2023 to advisors of the Company at an exercise price of $3.00 and $1.00, respectively (collectively the "Other Warrants"). The Company has concluded that the Other Warrants do not contain provisions that would require liability classification under Topic 480 or Topic 718 and have been equity classified.

Registration Rights Agreements

The Lender Warrants grant the holders certain registration rights for the shares of common stock issuable upon the exercise of the applicable warrants, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least 40% of the registrable securities held by such holder as of the issuance date of the applicable warrants; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

NOTE 9: NET INCOME (LOSS) PER SHARE

Equity Instruments Outstanding
The Company has stock options, performance share units, restricted stock units and options to purchase shares under its ESPP, granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of the Company’s stock.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Year Ended March 31,
	2024	2023	2022
		As Restated	As Restated
Numerator:
Net income (loss) attributable to common stockholders used in basic earnings per share	$(41,286)	$(18,368)	$38,355
Add back: Excluded (gain) loss on assumed exercise of liability-classified common stock warrants during the period	—	(7,323)	(59,753)
Net loss attributable to common stockholders used in diluted earnings per share	$(41,286)	$(25,691)	$(21,398)

Denominator:
Weighted average common shares outstanding used in basic earnings per share	95,087	90,348	58,871
Incremental common shares from:
Assumed exercise of dilutive warrants	—	840	7,146
Weighted average common shares outstanding used in diluted earnings per share	95,087	91,188	66,017

Net income (loss) per share attributable to common stockholders - Basic	$(0.43)	$(0.20)	$0.65
Net income (loss) per share attributable to common stockholders - Diluted	$(0.43)	$(0.28)	$(0.32)
The dilutive impact related to shares of common stock from incentive plans and outstanding warrants is determined by applying the treasury stock method to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to shares of common stock from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended March 31,
	2024	2023	2022
Stock awards	336	543	1,996
Warrants	12,164	3,706	50
ESPP	—	8	11
Total	12,500	4,257	2,057

The Company had outstanding market based restricted stock units as of March 31, 2024 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 0.9 million shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of March 31, 2024.

NOTE 10: INCOME TAXES
Pre-tax income (loss) reflected in the consolidated statements of operations for the years ended March 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended March 31,
	2024	2023	2022
		As Restated	As Restated
U.S.	$(40,555)	$(18,429)	$39,146
Foreign	(20)	2,001	550
Total	$(40,575)	$(16,428)	$39,696

Income tax provision consists of the following (in thousands):

	Year Ended March 31,
	2024	2023	2022
		As Restated	As Restated
Current tax expense
Federal	$—	$—	$—
State	14	70	477
Foreign	919	2,045	1,381
Total current tax expense	933	2,115	1,858
Deferred tax expense
Federal	18	23	9
State	21	108	22
Foreign	(261)	(306)	(548)
Total deferred tax expense (benefit)	(222)	(175)	(517)
Income tax provision	$711	$1,940	$1,341

The income tax provision differs from the amount computed by applying the federal statutory rate of 21% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2024	2023	2022
		As Restated	As Restated
Expense (benefit) at the federal statutory rate	$(8,507)	$(3,450)	$8,341
Equity compensation	1,102	1,945	195
Permanent items	768	1,498	1,941
Foreign taxes	264	586	1,761
State income taxes	(860)	(124)	(133)
Valuation allowance	6,313	2,890	(7,396)
Uncertain tax positions	(8,010)	(3,791)	(6,349)
Credit monetization	—	—	(2,100)
Expiration of attributes	10,901	5,733	18,345
Research and development credits	(1,169)	(1,582)	(2,094)
Warrant fair value adjustments	(1,093)	(2,152)	(12,606)
Other	1,002	387	1,436
Income tax provision	$711	$1,940	$1,341

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2024	2023	2022
		As Restated	As Restated
Deferred tax assets
Loss carryforwards	$54,280	$56,675	$59,636
Deferred revenue	27,431	25,903	29,206
Capitalized research and development	27,785	23,949	16,289
Tax credits	15,888	15,894	16,085
Disallowed interest	16,572	13,162	12,296
Other accruals and reserves not currently deductible for tax purposes	4,685	4,494	4,450
Lease obligations	2,269	2,384	2,514
Inventory	2,426	2,715	1,701
Acquired intangibles	1,344	961	853
Accrued warranty expense	365	495	447
Gross deferred tax assets	153,045	146,632	143,477
Valuation allowance	(147,674)	(141,218)	(138,086)
Total deferred tax assets, net of valuation allowance	$5,371	$5,414	$5,391
Deferred tax liabilities
Depreciation	$(2,038)	$(2,009)	$(1,921)
Lease assets	(1,929)	(2,128)	(2,439)
Other	(1,130)	(548)	(1,048)
Total deferred tax liabilities	$(5,097)	$(4,685)	$(5,408)
Net deferred tax assets (liabilities)	$274	$729	$(17)

The valuation allowance increased by $6.5 million during the year ended March 31, 2024, increased by $3.1 million during the year ended March 31, 2023, and decreased by $7.4 million during the year ended March 31, 2022, respectively.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended March 31,
	2024	2023	2022
		As restated	As restated
Beginning Balance	$96,343	$99,603	$101,119
Increase in balances related to tax positions in current period	2,229	2,778	2,785
Increase in balances related to tax positions in prior period	—	—	4,881
Decrease in balances related to tax positions in prior period	(1,364)	(817)	(1,020)
Decrease in balances due to lapse in statute of limitations	(8,867)	(5,221)	(8,162)
Ending balance	$88,341	$96,343	$99,603

During fiscal 2024, excluding interest and penalties, there was a $8.0 million change in the Company's unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2024 was $89.5 million, of which $77.1 million, if recognized, would favorably affect the effective tax rate. At March 31, 2024, accrued interest and penalties totaled $1.2 million. The Company's practice is to recognize interest and penalties related to income tax matters in the income tax provision in the consolidated statements of operations. As of March 31, 2024, $82.4 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the consolidated balance sheets and $7.1 million (including interest and penalties) were included in other long-term liabilities in the consolidated balances sheets.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company's U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, the Company is generally open to examination for the most recent three to five fiscal years. During the next 12 months, it is reasonably possible that approximately $12.6 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation $11.9 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the income statement is estimated to be $0.7 million.
As of March 31, 2024, the Company had federal net operating loss and tax credit carryforwards of approximately $208.5 million and $47.3 million, respectively. The net operating loss and tax credit carryforwards expire in varying amounts in fiscal 2025 if not previously utilized, and $12.8 million are indefinite-lived net operating loss carryforwards. These carryforwards include $11.1 million of acquired net operating losses and $2.5 million of acquired credits, the utilization of which is subject to various limitations due to prior changes in ownership.
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
Due to its history of net losses and the difficulty in predicting future results, Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, it has established a full valuation allowance against its U.S. and certain foreign net deferred tax assets. Significant management judgment is required in determining the Company's deferred tax assets and liabilities and valuation allowances for purposes of assessing its ability to realize any future benefit from its net deferred tax assets. The Company intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. The Company's income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, its valuation allowance.

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2024, the Company had issued non-cancelable commitments for $32.4 million to purchase inventory from its contract manufacturers and suppliers.
Leases
At the end of fiscal 2024, the Company had various non-cancelable operating leases for office facilities. Refer to Note 6: Leases for additional information regarding lease commitments.
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
Realtime Data Matter
On July 22, 2016, Realtime Data LLC d/b/a IXO (“Realtime Data”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patents Nos. 7,161,506, 7,378,992, 7,415,530, 8,643,513, 9,054,728, and 9,116,908. The lawsuit was thereafter transferred to the U.S. District Court for the Northern District of California for further proceedings. Realtime Data asserts that the Company has incorporated Realtime Data’s patented technology into its compression products and services. On

July 31, 2017, the Court in the Northern District of California stayed proceedings in this litigation pending the outcome of Inter Partes Review proceedings before the Patent Trial and Appeal Board relating to the asserted Realtime patents. In those proceedings the asserted claims of the ’506 patent, the ’992 patent, and the ’513 patent were found unpatentable. In addition, on July 19, 2019, the United States District Court for the District of Delaware issued a Quantum Corporation Confidential decision finding that all claims of the ’728 patent, the ’530 patent, and the ’908 patent are not eligible for patent protection under 35 U.S.C. § 101 (the “Delaware Action”). On appeal, the
Federal Circuit vacated the decision in the Delaware Action and remanded for the Court to “elaborate on its ruling.” In opinions dated May 4, 2021 and August 23, 2021, the Court in the Delaware Action reaffirmed its earlier ruling and granted defendants’ motions to dismiss under Section 101. Realtime Data appealed those decisions to the Federal Circuit, which affirmed on August 2, 2023. In January 2024, the U.S. Supreme Court denied Realtime Data's petition for certiorari to hear the case. Following that decision, the parties entered into a covenant not to sue and settlement agreement. The agreement provides that Realtime Data will not sue Quantum based on certain covered patents and dismissed the action pending in the Northern District of California with prejudice.

Arrow Electronics Matter

On July 27, 2023, Arrow Electronics, Inc. ("Arrow Electronics"), an electronics component distributor filed a lawsuit in a federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.6 million in damages. Quantum has filed a responsive pleading disputing Arrow Electronics’ claims and plans to aggressively defend itself against them. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance in ASC 820, Fair Value Measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. See Note 8: Common Stock for disclosure related to the Company's asset and liabilities that are revalued at fair value at each reporting period. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal years ended March 31, 2024, 2023 and 2022.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:    Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:    Unobservable inputs based on management’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Information related to the fair value of the Company's warrant liabilities which were determined utilizing Level 2 inputs to determine such fair value are included in Note 8: Common Stock. The following table represents the carrying value and total estimated fair value of the Company's Term Loan and PNC Credit Facility which have been determined utilizing level 2 inputs to determine fair value.

	March 31,
	2024		2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$87,942	$75,143	$74,667	$66,684	$98,723	$98,723
PNC Credit Facility	26,604	24,743	16,750	15,918	17,735	17,735

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

NOTE 13: SUBSEQUENT EVENTS
Debt Amendments

On May 24, 2024, the Company entered into amendments to the Credit Agreements which, among other things, waives compliance with the Company's net leverage covenant as of March 31, 2024 as well as any default that might arise as a result of the restatement of certain of the Company’s historical financial statements.

In connection with the amendment to the Term Loan, the Company issued to the Term Loan lenders (the “2024 Term Loan Warrants”) to purchase an aggregate of 2,000,000 shares of the Company’s common stock at a purchase price of $0.46. The exercise price and the number of shares underlying the 2024 Term Loan Warrants are subject to adjustment in the event of specified events, including dilutive issuances at a price lower than the exercise price of the 2024 Term Loan Warrants, a subdivision or combination of the common stock, a reclassification of the common stock or specified dividend payments. Upon exercise, the aggregate exercise price may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the common stock at the time of exercise.

Term Debt Prepayment

On March 23, 2024, the Company sold certain service inventory for an approximate $15.0 million. On April 2, 2024, the Company used a portion of the proceeds from the disposition of these assets to prepay $12.3 million of the Term Loan.

NOTE 14: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As described in Note 1: Description of Business and Significant Accounting Policies, and as further described below, in November 2023, the Company determined that it was necessary to re-evaluate its application of standalone selling price under Topic 606. The Company concluded that its application of Topic 606 related to standalone selling price was inconsistent with the generally accepted application of the guidance. The Company’s management reperformed the determination of standalone selling price with the support of external advisors, and the resulting calculations have been applied to the revenue allocations in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022. The Company additionally identified contractual terms contained within outstanding warrant agreements issued to its prior and current lenders in 2018, 2020 and 2023, which required further evaluation under Topic 815. After consulting with external advisors and completing an extensive review process, management concluded that the classification of warrants as equity was not consistent with Topic 815 and has restated them as a liability. This also resulted in the requirement to account for the change in the fair value of the warrants through the Statement of Operations. As a result of these errors, the Company is restating the financial statements for the years ended March 31, 2023 and 2022.
The nature of the restatement adjustments and their impact on previously reported consolidated financial statements is as follows:
a.Application of Topic 606 related to standalone selling price - The Company historically used invoice price as the standalone selling price for all goods and services. This was partly because of the high level of customization for each product sold and because the pricing for individual performance obligations is highly variable. Standalone selling price has now been established for all goods and services sold in a bundled contract using the adjusted market assessment approach or the cost plus a reasonable margin approach and maximizing the use of observable inputs. The impact on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2022 and March 31, 2023 is an increase to product revenue of $7.1 million and $8.3 million respectively, an increase to service revenue of $3.6 million and $1.0 million respectively, and a decrease to pre-tax loss of $10.6 million and $9.3 million respectively. The impact to the consolidated balance sheet at March 31, 2022 and March 31, 2023 is an increase to short term deferred revenue of $0.6 million as at March 31, 2022, a decrease to short term deferred revenue of $2.7 million as at March 31, 2023, and a decrease to long term deferred revenue of $1.8 million and $7.8 million, respectively.
b.Application of Topic 815 related to classification of outstanding warrants - The Company inappropriately classified the warrants issued in 2018, 2020 and 2023 as equity. The impact on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2022 and March 31, 2023 is an increase to the change in value of warrant liabilities of $60.0 million and $10.2 million, respectively, and a decrease to pre-tax loss of $60.0 million and $10.2 million respectively. The impact to the consolidated balance sheet at March 31, 2022 and March 31, 2023 is a decrease to warrant liabilities of $18.2 million and $8.0 million, respectively, and a decrease to additional paid-in capital of $20.2 million and $20.2 million, respectively.
Below are our restated consolidated balance sheets as of March 31, 2023 and 2022, and the restated consolidated statements of operations and comprehensive loss, statements of stockholders’ equity, and statements of cash flows for each of the years ended March 31, 2023 and 2022.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$25,963	$—		$25,963
Restricted cash	212	—		212
Accounts receivable, net of allowance for credit losses of $201	72,464	—		72,464
Manufacturing inventories	19,441	—		19,441
Service parts inventories	25,304	—		25,304
Prepaid expenses	4,158	—		4,158
Other current assets	5,513	—		5,513
Total current assets	153,055	—		153,055

Property and equipment, net	16,555	—		16,555
Intangible assets, net	4,941	—		4,941
Goodwill	12,969	—		12,969
Right-of-use assets, net	10,291	—		10,291
Other long-term assets	15,846	—		15,846
Total assets	$213,657	$—		$213,657
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,716	$—		35,716
Accrued compensation	15,710	—		15,710
Deferred revenue, current portion	82,504	(2,697)	(a)	79,807
Term debt, current portion	5,000	—		5,000
Warrant liabilities	—	7,989	(b)	7,989
Other accrued liabilities	13,666	—		13,666
Total current liabilities	152,596	5,292		157,888
Deferred revenue, net of current portion	43,306	(7,811)		35,495
Revolving credit facility	16,750	—		16,750
Term debt, net of current portion	66,354	—		66,354
Operating lease liabilities	10,169	—		10,169
Other long-term liabilities	11,370	—		11,370
Total liabilities	300,545	(2,519)		298,026

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—		—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 93,574 shares issued and outstanding	936	—		936
Additional paid-in capital	722,603	(20,233)	(b)	702,370
Accumulated deficit	(808,846)	22,752	(a) (b)	(786,094)
Accumulated other comprehensive loss	(1,581)	—		(1,581)
Total stockholders' deficit	(86,888)	2,519		(84,369)
Total liabilities and stockholders' deficit	$213,657	$—		$213,657

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$5,210	$—		$5,210
Restricted cash	283	—		283
Accounts receivable, net of allowance for credit losses of $422, respectively	69,354	—		69,354
Manufacturing inventories	33,546	—		33,546
Service parts inventories	24,254	—		24,254
Prepaid expenses	7,853	—		7,853
Other current assets	4,697	—		4,697
Total current assets	145,197	—		145,197

Property and equipment, net	12,853	—		12,853
Intangible assets, net	9,584	—		9,584
Goodwill	12,969	—		12,969
Right-of-use assets, net	11,107	—		11,107
Other long-term assets	9,925	—		9,925
Total assets	$201,635	$—		$201,635
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,220	$—		34,220
Accrued compensation	16,141	—		16,141
Deferred revenue, current portion	86,517	611	(a)	87,128
Term debt, current portion	4,375	—		4,375
Warrant liabilities	—	18,237	(b)	18,237
Other accrued liabilities	16,562	—		16,562
Total current liabilities	157,815	18,848		176,663
Deferred revenue, net of current portion	41,580	(1,792)		39,788
Revolving credit facility	17,735	—		17,735
Term debt, net of current portion	89,448	—		89,448
Operating lease liabilities	9,891	—		9,891
Other long-term liabilities	11,849	—		11,849
Total liabilities	328,318	17,056		345,374

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—		—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 60,433 shares issued and outstanding	605	—		605
Additional paid-in capital	645,038	(20,233)	(b)	624,805
Accumulated deficit	(770,903)	3,177	(a) (b)	(767,726)
Accumulated other comprehensive loss	(1,423)	—		(1,423)
Total stockholders' deficit	(126,683)	(17,056)		(143,739)
Total liabilities and stockholders' deficit	$201,635	$—		$201,635

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenue
Product	$266,537	$8,317	(a)	$274,854
Service and subscription	132,510	1,008	(a)	133,518
Royalty	13,705	—		13,705
Total revenue	412,752	9,325		422,077
Cost of revenue
Product	220,031	—		220,031
Service and subscription	58,782	—		58,782
Total cost of revenue	278,813	—		278,813
Gross profit	133,939	9,325		143,264
Operating expenses
Sales and marketing	66,034	—		66,034
General and administrative	47,752	—		47,752
Research and development	44,555	—		44,555
Restructuring charges	1,605	—		1,605
Total operating expenses	159,946	—		159,946
Income (loss) from operations	(26,007)	9,325		(16,682)
Other income, net	1,956	—		1,956
Interest expense	(10,560)	—		(10,560)
Change in fair value of warrant liability	—	10,250	(b)	10,250
Loss on debt extinguishment, net	(1,392)	—		(1,392)
Net income (loss) before income taxes	(36,003)	19,575		(16,428)
Income tax provision	1,940	—		1,940
Net income (loss)	$(37,943)	$19,575		$(18,368)
Deemed dividend on warrants	(389)	389	(b)	—
Net income (loss) attributable to common stockholders	$(38,332)	$19,964		$(18,368)

Net income (loss) per share attributable to common stockholders- basic	$(0.42)	$0.22		$(0.20)
Net income (loss) per share attributable to common stockholders - diluted	$(0.42)	$0.14		$(0.28)
Weighted average shares - basic	90,348	90,348		90,348
Weighted average shares - basic and diluted	90,348	91,188		91,188

Net income (loss)	$(37,943)	$19,575		$(18,368)
Foreign currency translation adjustments, net	(158)	—		(158)
Total comprehensive income (loss)	$(38,101)	$19,575		$(18,526)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenue
Product	$223,761	$7,053	(a)	$230,814
Service and subscription	133,689	3,552	(a)	137,241
Royalty	15,377	—		15,377
Total revenue	372,827	10,605		383,432
Cost of revenue
Product	169,780	—		169,780
Service and subscription	56,012	—		56,012
Total cost of revenue	225,792	—		225,792
Gross profit	147,035	10,605		157,640
Operating expenses
Research and development	51,812	—		51,812
Sales and marketing	62,957	—		62,957
General and administrative	45,256	—		45,256
Restructuring charges	850	—		850
Total operating expenses	160,875	—		160,875
Income (loss) from operations	(13,840)	10,605		(3,235)
Other expense, net	(251)	—		(251)
Interest expense	(11,888)	—		(11,888)
Change in fair value of warrant liabilities	—	60,030	(b)	60,030
Loss on debt extinguishment, net	(4,960)	—		(4,960)
Net income (loss) before income taxes	(30,939)	70,635		39,696
Income tax provision	1,341	—		1,341
Net income (loss)	$(32,280)	$70,635		$38,355

Net income (loss) per share - basic	$(0.55)	$1.20		$0.65
Net income (loss) per share - diluted	$(0.55)	$0.23		$(0.32)
Weighted average shares - basic	58,871	58,871		58,871
Weighted average shares - diluted	58,871	66,017		66,017

Net income (loss)	$(32,280)	$70,635		$38,355
Foreign currency translation adjustments, net	(567)	—		(567)
Total comprehensive income (loss)	$(32,847)	$70,635		$37,788

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(37,943)	$19,575	(a) (b)	$(18,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,118	—		10,118
Amortization of debt issuance costs	1,624	—		1,624
Long-term debt related costs	992	—		992
Provision for manufacturing and service inventories	18,052	—		18,052
Stock-based compensation	10,750	—		10,750
Change in fair value of warrant liabilities	—	(10,250)	(b)	(10,250)
Other non-cash	(2,067)	—		(2,067)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,966)	—		(2,966)
Manufacturing inventories	(1,839)	—		(1,839)
Service parts inventories	(3,503)	—		(3,503)
Accounts payable	1,158	—		1,158
Prepaid expenses	3,695	—		3,695
Deferred revenue	(2,286)	(9,325)	(a)	(11,611)
Accrued compensation	(431)	—		(431)
Other assets	(1,270)	—		(1,270)
Other liabilities	1,022	—		1,022
Net cash used in operating activities	(4,894)	—		(4,894)
Investing activities
Purchases of property and equipment	(12,581)	—		(12,581)
Business acquisitions	(3,020)	—		(3,020)
Net cash used in investing activities	(15,601)	—		(15,601)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(24,596)	—		(24,596)
Borrowings of credit facility	497,280	—		497,280
Repayments of credit facility	(498,665)	—		(498,665)
Borrowings of paycheck protection program	—	—		—
Proceeds from secondary offering, net	—	—		—
Payment of taxes due upon vesting of restricted stock	—	—		—
Proceeds from issuance of common stock	67,146	—		67,146
Net cash provided by financing activities	41,165	—		41,165
Effect of exchange rate changes on cash and cash equivalents	12	—		12
Net change in cash, cash equivalents, and restricted cash	20,682	—		20,682
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$26,175	$—		$26,175
Supplemental disclosure of cash flow information
Cash paid for interest	$8,701	$—		$8,701
Cash paid for income taxes, net of refunds	$1,418	$—		$1,418
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,049	$—		$1,049
Transfer of manufacturing inventory to services inventory	$4,045	$—		$4,045
Transfer of manufacturing inventory to property and equipment	$343	$—		$343
Payment of litigation settlements with insurance proceeds	$—	$—		$—
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,963	$—		$25,963
Restricted cash, current	212	—		212
Total cash, cash equivalents and restricted cash at the end of period	$26,175	$—		$26,175

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31, 2022
	As previously reported	Restatement adjustments	Reference	As adjusted
Operating activities
Net income (loss)	$(32,280)	$70,635	(a) (b)	$38,355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,418	—		9,418
Amortization of debt issuance costs	2,414	—		2,414
Long-term debt related costs	8,471	—		8,471
Provision for manufacturing and service inventories	5,740	—		5,740
Gain on PPP loan extinguishment	(10,000)	—		(10,000)
Stock-based compensation	13,829			13,829
Change in fair value of warrant liabilities	—	(60,030)	(b)	(60,030)
Other non-cash	(832)	—		(832)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,651	—		3,651
Manufacturing inventories	(12,069)	—		(12,069)
Service parts inventories	(4,400)	—		(4,400)
Accounts payable	(1,939)	—		(1,939)
Prepaid expenses	(3,959)	—		(3,959)
Deferred revenue	(2,514)	(10,605)	(a)	(13,119)
Accrued restructuring charges	(580)	—		(580)
Accrued compensation	(3,073)	—		(3,073)
Other assets	(2,602)	—		(2,602)
Other liabilities	(3,003)	—		(3,003)
Net cash used in operating activities	(33,728)	—		(33,728)
Investing activities
Purchases of property and equipment	(6,316)	—		(6,316)
Business acquisitions	(7,808)	—		(7,808)
Net cash used in investing activities	(14,124)	—		(14,124)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	94,961	—		94,961
Repayments of long-term debt	(94,301)	—		(94,301)
Borrowings of credit facility	309,000	—		309,000
Repayments of credit facility	(291,265)	—		(291,265)
Proceeds from issuance of common stock	1,762			1,762
Net cash provided by financing activities	20,157	—		20,157
Effect of exchange rate changes on cash and cash equivalents	51	—		51
Net change in cash, cash equivalents, and restricted cash	(27,644)	—		(27,644)
Cash, cash equivalents, and restricted cash at beginning of period	33,137	—		33,137
Cash, cash equivalents, and restricted cash at end of period	$5,493	$—		$5,493
Supplemental disclosure of cash flow information
Cash paid for interest	$9,140	$—		$9,140
Cash paid for income taxes, net of refunds	$944	$—		$944
Non-cash transactions
Purchases of property and equipment included in accounts payable	$147	$—		$147
Transfer of manufacturing inventory to services inventory	$211	$—		$211
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$5,210	$—		$5,210
Restricted cash, current	283	—		283
Total cash, cash equivalents and restricted cash at the end of period	$5,493	$—		$5,493

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Reference	Shares	Amount
As previously reported
Balance, March 31, 2022		60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Net loss		—	—	—	(37,943)	—	(37,943)
Foreign currency translation adjustments, net		—	—	—	—	(158)	(158)
Shares issued under employee stock purchase plan		600	6	891	—	—	897
Shares issued under employee incentive plans, net		2,180	21	(21)	—	—	—
Shares issued in connection with rights offering, net		30,000	300	65,949	—	—	66,249
Shares issued in connection with business acquisition		361	4	(4)	—	—	—
Settlement of warrant down round provision		—	—	389	—	—	389
Deemed dividend on warrants		—	—	(389)	—	—	(389)
Stock-based compensation		—	—	10,750	—	—	10,750
Balance, March 31, 2023		93,574	$936	$722,603	$(808,846)	$(1,581)	$(86,888)
Adjustments
March 31, 2022	(a) (b)	—	—	(20,233)	3,177	—	(17,056)
Net loss	(a) (b)	—	—	—	19,575	—	19,575
March 31, 2023		—	$—	$(20,233)	$22,752	$—	$2,519
As restated
March 31, 2022		60,433	$605	$624,805	$(767,726)	$(1,423)	$(143,739)
Net loss		—	—	—	(18,368)	—	(18,368)
Foreign currency translation adjustments, net		—	—	—	—	(158)	(158)
Shares issued under employee stock purchase plan		600	6	891	—	—	897
Shares issued under employee incentive plans, net		2,180	21	(21)	—	—	—
Shares issued in connection with rights offering, net		30,000	300	65,949	—	—	66,249
Shares issued in connection with business acquisition		361	4	(4)	—	—	—
Stock-based compensation		—	—	10,750	—	—	10,750
March 31, 2023		93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Reference	Shares	Amount
As previously reported
Balance, March 31, 2021		56,915	$570	$626,664	$(738,623)	$(856)	$(112,245)
Net loss		—	—	—	(32,280)	—	(32,280)
Foreign currency translation adjustments, net		—	—	—	—	(567)	(567)
Shares issued under employee stock purchase plan		389	4	1,758	—	—	1,762
Shares issued under employee incentive plans, net		2,308	23	(23)	—	—	—
Shares issued in connection with business acquisition		821	8	2,810	—	—	2,818
Stock-based compensation		—	—	13,829	—	—	13,829
Balance, March 31, 2022		60,433	$605	$645,038	$(770,903)	$(1,423)	$(126,683)
Adjustments
March 31, 2021	(a) (b)	—	—	(20,233)	(67,458)	—	(87,691)
Net loss	(a) (b)	—	—	—	70,635	—	70,635
March 31, 2022		—	$—	$(20,233)	$3,177	$—	$(17,056)
As restated
March 31, 2021		56,915	$570	$606,431	$(806,081)	$(856)	$(199,936)
Net loss		—	—	—	38,355	—	38,355
Foreign currency translation adjustments, net		—	—	—	—	(567)	(567)
Shares issued under employee stock purchase plan		389	4	1,758	—	—	1,762
Shares issued under employee incentive plans, net		2,308	23	(23)	—	—	—
Shares issued in connection with business acquisition		821	8	2,810	—	—	2,818
Stock-based compensation		—	—	13,829	—	—	13,829
March 31, 2022		60,433	$605	$624,805	$(767,726)	$(1,423)	$(143,739)

NOTE 15: QUARTERLY FINANCIAL SUMMARY (Unaudited)

The following tables present the impact of the restatement for the quarters ended June 30, 2023, December 31, 2022, September 30, 2022, and June 30, 2022. These tables also include financial information for the quarters ended December 31, 2023 and September 30, 2023 that were not previously filed.

The unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of March 31, 2024, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholder's deficit for the three and nine months ended June 30, September 30 and December 31, 2023 and 2022.

The nature of the restatement adjustments are as follows:
a.Application of Topic 606 related to standalone selling price - The Company historically used invoice price as the standalone selling price for all goods and services. This was partly because of the high level of customization for each product sold and because the pricing for individual performance obligations is highly variable. Standalone selling price has now been established for all goods and services sold in a bundled contract using the adjusted market assessment approach or the cost plus a reasonable margin approach and maximizing the use of observable inputs.
b.Application of Topic 815 related to classification of outstanding warrants - The Company inappropriately classified the warrants issued in 2018, 2020 and 2023 as equity.

Summarized Financial Items

The following table sets forth financial information summarizing the effects of the restatement and other immaterial error correction on our previously reported Statements of Operations for the quarters ended June 30, 2023, December 31, 2022, September 30, 2022, and June 30, 2022. It also includes summarized information for each of the quarters ended December 31, 2023 and September 30, 2023.

(in thousands, except per share data)	FY 2024
	March 31	December 31	September 30	June 30
				As restated
Total revenue	$71,500	$71,926	$75,680	$92,495
Gross profit	27,332	29,181	32,736	35,641
Income (loss) from operations	(13,808)	(6,216)	(3,712)	(5,139)
Change in fair value of warrants	(2,203)	2,213	4,402	726
Income (loss) before income taxes	(19,805)	(9,359)	(2,798)	(8,612)
Net income (loss)	(18,943)	(9,869)	(3,331)	(9,142)
Income (loss) per share - basic	$(0.20)	$(0.10)	$(0.04)	$(0.10)

(in thousands, except per share data)	FY 2023
	March 31	December 31	September 30	June 30
	As restated	As restated	As restated	As restated
Total revenue	$109,203	$113,475	$100,565	$98,833
Gross profit	35,642	42,568	29,259	35,807
Income (loss) from operations	(5,666)	4,047	(9,741)	(5,319)
Change in fair value of warrants	(430)	4	3,092	7,582
Income (loss) before income taxes	(9,800)	806	(6,963)	(469)
Net income (loss)	(10,176)	113	(7,424)	(879)
Income (loss) per share - basic	$(0.11)	$—	$(0.08)	$(0.01)
Income (loss) per share - diluted	$(0.11)	$—	$(0.10)	$(0.07)

Quarterly Financial Summary

The net impact of the restatement on our quarterly and year-to-date unaudited condensed financial statements is as follows:

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	FY 2024
	December 31	September 30	June 30
			As restated
Assets
Current assets:
Cash and cash equivalents	$24,377	$25,574	$25,465
Restricted cash	172	180	200
Accounts receivable, net of allowance for credit losses of $21, $26 and $163, respectively	60,020	51,529	66,245
Manufacturing inventories	20,409	21,376	20,017
Service parts inventories	25,423	25,880	25,276
Prepaid expenses	3,763	4,149	6,444
Other current assets	7,224	5,389	6,004
Total current assets	141,388	134,077	149,651

Property and equipment, net	13,251	14,621	15,583
Intangible assets, net	1,986	2,819	3,801
Goodwill	12,969	12,969	12,969
Right-of-use assets, net	9,625	9,844	10,017
Other long-term assets	19,986	20,475	18,463
Total assets	$199,205	$194,805	$210,484
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$22,426	$26,946	$30,560
Accrued compensation	15,286	13,746	14,894
Deferred revenue, current portion	73,240	70,696	76,688
Term debt, current portion	82,587	82,681	5,000
Revolving credit facility	32,000	21,450	17,800
Warrant liabilities	1,843	4,056	8,457
Other accrued liabilities	13,854	11,724	12,715
Total current liabilities	241,236	231,299	166,114
Deferred revenue, net of current portion	37,281	35,337	35,685
Term debt, net of current portion	—	—	77,814
Operating lease liabilities	9,885	10,079	10,001
Other long-term liabilities	12,734	12,522	12,191
Total liabilities	301,136	289,237	301,805

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 95,850, 95,519 and 93,705 shares issued and outstanding, respectively	959	956	938
Additional paid-in capital	706,133	705,229	704,309
Accumulated deficit	(808,436)	(798,566)	(795,236)
Accumulated other comprehensive loss	(587)	(2,052)	(1,332)
Total stockholders' deficit	(101,931)	(94,433)	(91,321)
Total liabilities and stockholders' deficit	$199,205	$194,804	$210,484

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	FY 2023
	December 31	September 30	June 30
	As restated	As restated	As restated
Assets
Current assets:
Cash and cash equivalents	$26,028	$25,698	$26,528
Restricted cash	219	223	255
Accounts receivable, net of allowance for credit losses of $219, $195 and $195 respectively	72,911	61,309	64,909
Manufacturing inventories	32,402	23,671	32,642
Service parts inventories	25,822	25,458	25,129
Prepaid expenses	7,198	9,241	10,715
Other current assets	7,489	4,839	4,574
Total current assets	172,069	150,439	164,752

Property and equipment, net	16,794	15,973	14,093
Intangible assets, net	6,497	7,245	8,420
Goodwill	12,969	12,969	12,969
Right-of-use assets, net	10,468	10,579	10,641
Other long-term assets	13,600	12,477	10,796
Total assets	$232,397	$209,682	$221,671
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,788	$34,263	$33,867
Accrued compensation	15,527	13,192	14,531
Deferred revenue, current portion	70,876	69,499	74,130
Term debt, current portion	5,000	5,000	5,000
Warrant liabilities	7,559	7,563	10,655
Other accrued liabilities	15,852	14,502	14,157
Total current liabilities	156,602	144,019	152,340
Deferred revenue, net of current portion	36,220	36,480	37,391
Revolving credit facility	27,736	21,500	17,300
Term debt, net of current portion	67,306	68,250	69,195
Operating lease liabilities	10,346	10,315	9,932
Other long-term liabilities	12,150	11,653	12,013
Total liabilities	310,360	292,217	298,171

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 93,144, 92,158 and 90,606 shares issued and outstanding, respectively	932	922	907
Additional paid-in capital	699,536	696,567	693,895
Accumulated deficit	(775,914)	(776,027)	(768,603)
Accumulated other comprehensive loss	(2,517)	(3,997)	(2,699)
Total stockholders' deficit	(77,963)	(82,535)	(76,500)
Total liabilities and stockholders' deficit	$232,397	$209,682	$221,671

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$25,465	$—		$25,465
Restricted cash	200	—		200
Accounts receivable, net of allowance for credit losses of $163	66,245	—		66,245
Manufacturing inventories	20,017	—		20,017
Service parts inventories	25,276	—		25,276
Prepaid expenses	6,444	—		6,444
Other current assets	6,004	—		6,004
Total current assets	149,651	—		149,651

Property and equipment, net	15,583	—		15,583
Intangible assets, net	3,801	—		3,801
Goodwill	12,969	—		12,969
Right-of-use assets, net	10,017	—		10,017
Other long-term assets	18,463	—		18,463
Total assets	$210,484	$—		$210,484
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$30,560	$—		$30,560
Accrued compensation	14,894	—		14,894
Deferred revenue, current portion	79,686	(2,998)	(a)	76,688
Term debt, current portion	5,000	—		5,000
Revolving credit facility	17,800	—		17,800
Warrant liabilities	—	8,457	(b)	8,457
Other accrued liabilities	12,715	—		12,715
Total current liabilities	160,655	5,459		166,114
Deferred revenue, net of current portion	43,903	(8,218)		35,685
Term debt, net of current portion	77,814	—		77,814
Operating lease liabilities	10,001	—		10,001
Other long-term liabilities	12,191	—		12,191
Total liabilities	304,564	(2,759)		301,805

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—		—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 93,705 shares issued and outstanding	938	—		938
Additional paid-in capital	725,736	(21,427)	(b)	704,309
Accumulated deficit	(819,422)	24,186	(a) (b)	(795,236)
Accumulated other comprehensive loss	(1,332)	—		(1,332)
Total stockholders' deficit	(94,080)	2,759		(91,321)
Total liabilities and stockholders' deficit	$210,484	$—		$210,484

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$26,028	$—		$26,028
Restricted cash	219	—		219
Accounts receivable, net of allowance for credit losses of $219	72,911	—		72,911
Manufacturing inventories	32,402	—		32,402
Service parts inventories	25,822	—		25,822
Prepaid expenses	7,198	—		7,198
Other current assets	7,489	—		7,489
Total current assets	172,069	—		172,069

Property and equipment, net	16,794	—		16,794
Intangible assets, net	6,497	—		6,497
Goodwill	12,969	—		12,969
Right-of-use assets, net	10,468	—		10,468
Other long-term assets	13,600	—		13,600
Total assets	$232,397	$—		$232,397
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$41,788	$—		$41,788
Accrued compensation	15,527	—		15,527
Deferred revenue, current portion	72,669	(1,793)	(a)	70,876
Term debt, current portion	5,000	—		5,000
Warrant liabilities	—	7,559	(b)	7,559
Other accrued liabilities	15,852	—		15,852
Total current liabilities	150,836	5,766		156,602
Deferred revenue, net of current portion	41,076	(4,856)		36,220
Revolving credit facility	27,736	—		27,736
Term debt, net of current portion	67,306	—		67,306
Operating lease liabilities	10,346	—		10,346
Other long-term liabilities	12,150	—		12,150
Total liabilities	309,450	910		310,360

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—		—
Common stock:				—
Common stock, $0.01 par value; 225,000 shares authorized; 93,144 shares issued and outstanding	932	—		932
Additional paid-in capital	719,769	(20,233)	(b)	699,536
Accumulated deficit	(795,237)	19,323	(a) (b)	(775,914)
Accumulated other comprehensive loss	(2,517)	—		(2,517)
Total stockholders' deficit	(77,053)	(910)		(77,963)
Total liabilities and stockholders' deficit	$232,397	$—		$232,397

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$25,698	$—		$25,698
Restricted cash	223	—		223
Accounts receivable, net of allowance for credit losses of $195	61,309	—		61,309
Manufacturing inventories	23,671	—		23,671
Service parts inventories	25,458	—		25,458
Prepaid expenses	9,241	—		9,241
Other current assets	4,839	—		4,839
Total current assets	150,439	—		150,439

Property and equipment, net	15,973	—		15,973
Intangible assets, net	7,245	—		7,245
Goodwill	12,969	—		12,969
Right-of-use assets, net	10,579	—		10,579
Other long-term assets	12,477	—		12,477
Total assets	$209,682	$—		$209,682
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,263	$—		$34,263
Accrued compensation	13,192	—		13,192
Deferred revenue, current portion	70,184	(685)	(a)	69,499
Term debt, current portion	5,000	—		5,000
Warrant liabilities	—	7,563	(b)	7,563
Other accrued liabilities	14,502	—		14,502
Total current liabilities	137,141	6,878		144,019
Deferred revenue, net of current portion	40,165	(3,685)		36,480
Revolving credit facility	21,500	—		21,500
Term debt, net of current portion	68,250	—		68,250
Operating lease liabilities	10,315	—		10,315
Other long-term liabilities	11,653	—		11,653
Total liabilities	289,024	3,193		292,217

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued	—	—		—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 92,158 shares issued and outstanding	922	—		922
Additional paid-in capital	716,800	(20,233)	(b)	696,567
Accumulated deficit	(793,067)	17,040	(a) (b)	(776,027)
Accumulated other comprehensive loss	(3,997)	—		(3,997)
Total stockholders' deficit	(79,342)	(3,193)		(82,535)
Total liabilities and stockholders' deficit	$209,682	$—		$209,682

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$26,528	$—		$26,528
Restricted cash	255	—		255
Accounts receivable, net of allowance for credit losses of $195	64,909	—		64,909
Manufacturing inventories	32,642	—		32,642
Service parts inventories	25,129	—		25,129
Prepaid expenses	10,715	—		10,715
Other current assets	4,574	—		4,574
Total current assets	164,752	—		164,752

Property and equipment, net	14,093	—		14,093
Intangible assets, net	8,420	—		8,420
Goodwill	12,969	—		12,969
Right-of-use assets, net	10,641	—		10,641
Other long-term assets	10,796	—		10,796
Total assets	$221,671	$—		$221,671
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$33,867	$—		$33,867
Accrued compensation	14,531	—		14,531
Deferred revenue, current portion	74,267	(137)	(a)	74,130
Term debt, current portion	5,000	—		5,000
Warrant liabilities	—	10,655	(b)	10,655
Other accrued liabilities	14,157	—		14,157
Total current liabilities	141,822	10,518		152,340
Deferred revenue, net of current portion	40,196	(2,805)		37,391
Revolving credit facility	17,300	—		17,300
Term debt, net of current portion	69,195	—		69,195
Operating lease liabilities	9,932	—		9,932
Other long-term liabilities	12,013	—		12,013
Total liabilities	290,458	7,713		298,171

Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of June 30, 2022	—	—		—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 90,606 shares issued and outstanding at June 30, 2022	907	—		907
Additional paid-in capital	714,128	(20,233)	(b)	693,895
Accumulated deficit	(781,123)	12,520	(a) (b)	(768,603)
Accumulated other comprehensive loss	(2,699)	—		(2,699)
Total stockholders' deficit	(68,787)	(7,713)		(76,500)
Total liabilities and stockholders' deficit	$221,671	$—		$221,671

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	FY 2024
	3 Months Ended	9 Months Ended	3 Months Ended	6 Months Ended	3 Months Ended
	December 31		September 30		June 30
					As restated
Revenue
Product	$37,113	$138,635	$42,947	$101,522	$58,577
Service and subscription	32,771	94,229	30,505	61,458	30,953
Royalty	2,042	7,235	2,228	5,194	2,965
Total revenue	71,926	240,099	75,680	168,174	92,495
Cost of revenue
Product	30,044	105,214	30,719	75,170	44,451
Service and subscription	12,701	37,329	12,225	24,628	12,403
Total cost of revenue	42,745	142,543	42,944	99,798	56,854
Gross profit	29,181	97,556	32,736	68,376	35,641
Operating expenses
Sales and marketing	14,244	45,800	15,717	31,557	15,839
General and administrative	11,893	34,833	10,241	22,940	12,699
Research and development	8,763	28,828	9,152	20,065	10,913
Restructuring charges	497	3,164	1,338	2,667	1,329
Total operating expenses	35,397	112,625	36,448	77,229	40,780
Loss from operations	(6,216)	(15,069)	(3,712)	(8,853)	(5,139)
Other income (expense), net	(1,419)	(2,049)	367	(630)	(998)
Interest expense	(3,937)	(10,992)	(3,855)	(7,055)	(3,201)
Change in fair value of warrant liabilities	2,213	7,341	4,402	5,128	726
Net loss before income taxes	(9,359)	(20,769)	(2,798)	(11,410)	(8,612)
Income tax provision	510	1,573	533	1,063	530
Net loss	$(9,869)	$(22,342)	$(3,331)	$(12,473)	$(9,142)

Net loss per share - basic	$(0.10)	$(0.24)	$(0.04)	$(0.13)	$(0.10)
Net loss per share - diluted	$(0.10)	$(0.24)	$(0.04)	$(0.13)	$(0.10)
Weighted average shares - basic	95,806	94,834	95,010	94,345	93,673
Weighted average shares - diluted	95,806	94,834	95,010	94,345	93,711

Net loss	$(9,869)	$(22,342)	$(3,331)	$(12,473)	$(9,142)
Foreign currency translation adjustments, net	1,465	994	(720)	(471)	249
Total comprehensive loss	$(8,404)	$(21,348)	$(4,051)	$(12,944)	$(8,893)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	FY 2023
	3 Months Ended	9 Months Ended	3 Months Ended	6 Months Ended	3 Months Ended
	December 31		September 30		June 30
	As restated	As restated	As restated	As restated	As restated
Revenue
Product	$77,494	$203,192	$64,110	$125,698	$61,588
Service and subscription	33,155	99,937	32,977	66,782	33,805
Royalty	2,826	9,744	3,478	6,918	3,440
Total revenue	113,475	312,873	100,565	199,398	98,833
Cost of revenue
Product	58,528	163,010	56,561	104,482	47,921
Service and subscription	12,379	42,229	14,745	29,850	15,105
Total cost of revenue	70,907	205,239	71,306	134,332	63,026
Gross profit	42,568	107,634	29,259	65,066	35,807
Operating expenses
Sales and marketing	16,339	47,894	15,593	31,555	15,962
General and administrative	10,969	35,223	11,940	24,254	12,314
Research and development	11,254	33,925	10,546	22,671	12,125
Restructuring charges	(41)	1,605	921	1,646	725
Total operating expenses	38,521	118,647	39,000	80,126	41,126
Income (loss) from operations	4,047	(11,013)	(9,741)	(15,060)	(5,319)
Other income (expense), net	(544)	2,638	2,431	3,182	751
Interest expense	(2,701)	(7,537)	(2,745)	(4,836)	(2,091)
Change in fair value of warrant liability	4	10,678	3,092	10,675	7,582
Loss on debt extinguishment, net	—	(1,392)	—	(1,392)	(1,392)
Net income (loss) before income taxes	806	(6,626)	(6,963)	(7,431)	(469)
Income tax provision	693	1,564	461	872	410
Net income (loss)	$113	$(8,190)	$(7,424)	$(8,303)	$(879)

Net income (loss) per share - basic and diluted	$0.00	$(0.10)	$(0.08)	$(0.09)	$(0.01)
Net income (loss) per share - basic and diluted	$0.00	$(0.18)	$(0.10)	$(0.18)	$(0.07)
Weighted average shares - basic and diluted	92,752	89,335	91,550	87,617	83,641
Weighted average shares - basic and diluted	92,752	90,440	92,773	89,315	85,756

Net income (loss)	$113	$(8,190)	$(7,424)	$(8,303)	$(879)
Foreign currency translation adjustments, net	1,480	(1,094)	(1,298)	(2,574)	(1,276)
Total comprehensive income (loss)	$1,593	$(9,284)	$(8,722)	$(10,877)	$(2,155)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended
	6/30/2023
	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$57,447	$1,130	(a)	$58,577
Service and subscription	31,375	(422)	(a)	30,953
Royalty	2,965	—		2,965
Total revenue	91,787	708		92,495
Cost of revenue
Product	44,451	—		44,451
Service and subscription	12,403	—		12,403
Total cost of revenue	56,854	—		56,854
Gross profit	34,933	708		35,641
Operating expenses
Sales and marketing	15,839	—		15,839
General and administrative	12,699	—		12,699
Research and development	10,913	—		10,913
Restructuring charges	1,329	—		1,329
Total operating expenses	40,780	—		40,780
Income (loss) from operations	(5,847)	708		(5,139)
Other expense, net	(998)	—		(998)
Interest expense	(3,201)	—		(3,201)
Change in fair value of warrant liabilities	—	726	(b)	726
Net income (loss) before income taxes	(10,046)	1,434		(8,612)
Income tax provision	530	—		530
Net income (loss) from operations	$(10,576)	$1,434		$(9,142)

Net income (loss) per share - basic and diluted	$(0.11)	$0.01		$(0.10)
Net income (loss) per share - basic and diluted	$(0.11)	$0.01		$(0.10)
Weighted average shares - basic and diluted	93,673	93,673		93,673
Weighted average shares - basic and diluted	93,673	93,711		93,711

Net income (loss)	$(10,576)	$1,434		$(9,142)
Foreign currency translation adjustments, net	249	—		249
Total comprehensive income (loss)	$(10,327)	$1,434		$(8,893)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended
	12/31/2022
	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$75,420	$2,074	(a)	$77,494
Service and subscription	32,950	205	(a)	33,155
Royalty	2,826	—		2,826
Total revenue	111,196	2,279		113,475
Cost of revenue
Product	58,528	—		58,528
Service and subscription	12,379	—		12,379
Total cost of revenue	70,907	—		70,907
Gross profit	40,289	2,279		42,568
Operating expenses
Sales and marketing	16,339	—		16,339
General and administrative	10,969	—		10,969
Research and development	11,254	—		11,254
Restructuring charges	(41)	—		(41)
Total operating expenses	38,521	—		38,521
Income from operations	1,768	2,279		4,047
Other expense, net	(544)	—		(544)
Interest expense	(2,701)	—		(2,701)
Change in fair value of warrant liability	—	4	(b)	4
Net income (loss) before income taxes	(1,477)	2,283		806
Income tax provision	693	—		693
Net income (loss)	$(2,170)	$2,283		$113

Net income (loss) per share - basic	$(0.02)	$0.02		$0.00
Net income (loss) per share - diluted	$(0.02)	$0.02		$0.00
Weighted average shares - basic	92,752	92,752		92,752
Weighted average shares - diluted	92,752	92,752		92,752

Net income (loss)	$(2,170)	$2,283		$113
Foreign currency translation adjustments, net	1,480	—		1,480
Total comprehensive income (loss)	$(690)	$2,283		$1,593

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Months Ended
	9/30/2022				6/30/2022
	As previously reported	Adjustments	Reference	As restated	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$62,967	$1,143	(a)	$64,110	$60,211	$1,377	(a)	$61,588
Service and subscription	32,692	285	(a)	32,977	33,423	382	(a)	33,805
Royalty	3,478	—		3,478	3,440	—		3,440
Total revenue	99,137	1,428		100,565	97,074	1,759		98,833
Cost of revenue
Product	56,561	—		56,561	47,921	—		47,921
Service and subscription	14,745	—		14,745	15,105	—		15,105
Total cost of revenue	71,306	—		71,306	63,026	—		63,026
Gross profit	27,831	1,428		29,259	34,048	1,759		35,807
Operating expenses
Sales and marketing	15,593	—		15,593	15,962	—		15,962
General and administrative	11,940	—		11,940	12,314	—		12,314
Research and development	10,546	—		10,546	12,125	—		12,125
Restructuring charges	921	—		921	725	—		725
Total operating expenses	39,000	—		39,000	41,126	—		41,126
Income (loss) from operations	(11,169)	1,428		(9,741)	(7,078)	1,759		(5,319)
Other income, net	2,431	—		2,431	751	—		751
Interest expense	(2,745)	—		(2,745)	(2,091)	—		(2,091)
Change in fair value of warrant liability	—	3,092	(b)	3,092	—	7,582	(b)	7,582
Loss on debt extinguishment, net	—	—		—	(1,392)	—		(1,392)
Net income (loss) before income taxes	(11,483)	4,520		(6,963)	(9,810)	9,341		(469)
Income tax provision	461	—		461	410	—		410
Net income (loss)	$(11,944)	$4,520		$(7,424)	$(10,220)	$9,341		$(879)
Deemed dividend on warrants	—	—		—	(389)	389	(b)	—
Net income (loss) attributable to common stockholders	$(11,944)	$4,520		$(7,424)	$(10,609)	$9,730		$(879)

Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.13)	$0.05		$(0.08)	$(0.12)	$0.11		$(0.01)
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.13)	$0.03		$(0.10)	$(0.12)	$0.05		$(0.07)
Weighted average shares - basic and diluted	91,550	91,550		91,550	83,641	83,641		83,641
Weighted average shares - basic and diluted	91,550	92,773		92,773	83,641	85,756		85,756

Net income (loss) attributable to common stockholders	$(11,944)	$4,520		$(7,424)	$(10,220)	$9,341		$(879)
Foreign currency translation adjustments, net	(1,298)	—		(1,298)	(1,276)	—		(1,276)
Total comprehensive income (loss)	$(13,242)	$4,520		$(8,722)	$(11,496)	$9,341		$(2,155)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	FY 2023
	Nine Months Ended				Six Months Ended
	December 31				September 30
	As previously reported	Adjustments	Reference	As restated	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$198,597	$4,595	(a)	$203,192	$123,178	$2,520	(a)	$125,698
Service and subscription	99,066	871	(a)	99,937	66,116	666	(a)	66,782
Royalty	9,744	—		9,744	6,918	—		6,918
Total revenue	307,407	5,466		312,873	196,212	3,186		199,398
Cost of revenue
Product	163,010	—		163,010	104,482	—		104,482
Service and subscription	42,229	—		42,229	29,850	—		29,850
Total cost of revenue	205,239	—		205,239	134,332	—		134,332
Gross profit	102,168	5,466		107,634	61,880	3,186		65,066
Operating expenses
Sales and marketing	47,894	—		47,894	31,555	—		31,555
General and administrative	35,223	—		35,223	24,254	—		24,254
Research and development	33,925	—		33,925	22,671	—		22,671
Restructuring charges	1,605	—		1,605	1,646	—		1,646
Total operating expenses	118,647	—		118,647	80,126	—		80,126
Income (loss) from operations	(16,479)	5,466		(11,013)	(18,246)	3,186		(15,060)
Other income, net	2,638	—		2,638	3,182	—		3,182
Interest expense	(7,537)	—		(7,537)	(4,836)	—		(4,836)
Change in fair value of warrant liability	—	10,678	(b)	10,678	—	10,675	(b)	10,675
Loss on debt extinguishment, net	(1,392)	—		(1,392)	(1,392)	—		(1,392)
Net income (loss) from operations before income taxes	(22,770)	16,144		(6,626)	(21,292)	13,861		(7,431)
Income tax provision	1,564	—		1,564	872	—		872
Net income (loss) from operations	$(24,334)	$16,144		$(8,190)	$(22,164)	$13,861		$(8,303)
Deemed dividend on warrants	(389)	389	(b)	—	(389)	389	(b)	—
Net income (loss) attributable to common stockholders	$(24,723)	$16,533		$(8,190)	$(22,553)	$14,250		$(8,303)

Net income (loss) per share attributable to common stockholders - basic	$(0.28)	$0.18		$(0.10)	$(0.25)	$0.16		$(0.09)
Net income (loss) per share attributable to common stockholders - diluted	$(0.28)	$0.10		$(0.18)	$(0.25)	$—		$(0.18)
Weighted average shares - basic	89,335	89,335		89,335	87,617	87,617		87,617
Weighted average shares - diluted	89,335	89,335		90,440	87,617	87,617		89,315

Net income (loss)	$(24,334)	$16,144		$(8,190)	$(22,164)	$13,861		$(8,303)
Foreign currency translation adjustments, net	(1,094)	—		(1,094)	(2,574)	—		(2,574)
Total comprehensive income (loss)	$(25,428)	$16,144		$(9,284)	$(24,738)	$13,861		$(10,877)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	9 months ended	6 months ended	3 months ended
	12/31/2023	9/30/2023	6/30/2023
			As restated
Operating activities
Net loss	$(22,342)	$(12,473)	$(9,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,593	5,295	2,752
Amortization of debt issuance costs	1,948	1,234	520
Provision for manufacturing and service inventories	3,328	892	516
Gain on PPP loan extinguishment		—	—
Stock-based compensation	3,741	2,831	1,901
Change in fair value of warrant liabilities	(6,146)	(3,933)	469
Other non-cash	3,010	826	750
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,616	21,109	6,255
Manufacturing inventories	(3,099)	(2,070)	(692)
Service parts inventories	(1,520)	(1,505)	(516)
Accounts payable	(13,226)	(9,073)	(5,421)
Prepaid expenses	394	8	(2,287)
Deferred revenue	(4,780)	(9,268)	(2,929)
Accrued restructuring charges	—	—	110
Accrued compensation	(425)	(1,946)	(816)
Other assets	(3,230)	(2,240)	(1,422)
Other liabilities	2,605	162	508
Net cash used in operating activities	(19,533)	(10,151)	(9,444)
Investing activities
Purchases of property and equipment	(5,025)	(3,925)	(2,299)
Net cash used in investing activities	(5,025)	(3,925)	(2,299)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	12,889	12,889	12,889
Repayments of long-term debt	(4,497)	(3,247)	(1,997)
Borrowings of credit facility	318,223	217,084	108,186
Repayments of credit facility	(303,671)	(213,082)	(107,834)
Proceeds from issuance of common stock	—	—	(9)
Net cash provided by financing activities	22,944	13,644	11,235
Effect of exchange rate changes on cash and cash equivalents	(12)	11	(2)
Net change in cash, cash equivalents, and restricted cash	(1,626)	(421)	(510)
Cash, cash equivalents, and restricted cash at beginning of period	26,175	26,175	26,175
Cash, cash equivalents, and restricted cash at end of period	$24,549	$25,754	$25,665
Supplemental disclosure of cash flow information
Cash paid for interest	$9,154	$6,079	$2,665
Cash paid for income taxes, net of refunds	$1,136	$831	$307
Non-cash transactions
Purchases of property and equipment included in accounts payable	$164	$689	$977
Transfer of manufacturing inventory to services inventory	$75	$(218)	$(226)
Transfer of manufacturing inventory to property and equipment	$205	$172	$143
Paid-in-kind interest	$1,401	$777	$191
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$24,377	$25,574	$25,465
Restricted cash, current	172	180	200
Total cash, cash equivalents and restricted cash at the end of period	$24,549	$25,754	$25,665

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	9 months ended	6 months ended	3 months ended
	12/31/2022	9/30/2022	6/30/2022
	As restated	As restated	As restated
Operating activities
Net income (loss)	$(8,190)	$(8,303)	$(879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,235	5,133	2,586
Amortization of debt issuance costs	1,201	768	336
Long-term debt related costs	992	992	—
Provision for manufacturing and service inventories	11,334	9,946	1,631
Gain on PPP loan extinguishment	—	—	—
Stock-based compensation	8,340	5,357	3,069
Change in fair value of warrant liabilities	(10,678)	(10,675)	(7,582)
Non-cash loss on debt extinguishment	—	—	992
Other non-cash	(3,193)	(2,918)	(1,469)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,367)	8,264	4,677
Manufacturing inventories	(9,352)	416	(412)
Service parts inventories	(2,671)	(1,971)	(1,384)
Accounts payable	7,015	293	(175)
Prepaid expenses	654	(1,208)	—
Deferred revenue	(19,817)	(20,933)	(15,393)
Accrued restructuring charges	130	115	39
Accrued compensation	(614)	(2,949)	(1,610)
Other assets	(1,455)	(835)	(3,000)
Other liabilities	2,840	573	228
Net cash used in operating activities	(19,596)	(17,935)	(18,346)
Investing activities
Purchases of property and equipment	(10,644)	(7,795)	(3,036)
Business acquisitions	(2,000)	(2,000)	(2,000)
Net cash used in investing activities	(12,644)	(9,795)	(5,036)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—	—
Repayments of long-term debt	(23,346)	(22,096)	(20,846)
Borrowings of credit facility	363,103	229,605	109,740
Repayments of credit facility	(353,502)	(226,240)	(110,575)
Proceeds from issuance of common stock	66,718	66,723	66,324
Net cash provided by financing activities	52,973	47,992	44,643
Effect of exchange rate changes on cash and cash equivalents	21	166	29
Net change in cash, cash equivalents, and restricted cash	20,754	20,428	21,290
Cash, cash equivalents, and restricted cash at beginning of period	5,493	5,493	5,493
Cash, cash equivalents, and restricted cash at end of period	$26,247	$25,921	$26,783
Supplemental disclosure of cash flow information
Cash paid for interest	$6,270	$4,114	$1,863
Cash paid for income taxes, net of refunds	$837	$465	$115
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,198	$548	$133
Transfer of manufacturing inventory to services inventory	$2,308	$1,905	$890
Transfer of manufacturing inventory to property and equipment	$264	$279	$193
Paid-in-kind interest	$319	$319	$319
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$26,028	$25,698	$26,528
Restricted cash, current	219	223	255
Total cash, cash equivalents and restricted cash at the end of period	$26,247	$25,921	$26,783

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(10,576)	$1,434	(a) (b)	$(9,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,752	—		2,752
Amortization of debt issuance costs	520	—		520
Long-term debt related costs	—	—		—
Provision for manufacturing and service inventories	516	—		516
Gain on PPP loan extinguishment	—	—		—
Stock-based compensation	1,901	—		1,901
Change in fair value of warrant liabilities	—	469	(b)	469
Non-cash income tax benefit	—	—		—
Non-cash loss on debt extinguishment	—	—		—
Other non-cash	734	16		750
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,255	—		6,255
Manufacturing inventories	(692)	—		(692)
Service parts inventories	(516)	—		(516)
Accounts payable	(5,421)	—		(5,421)
Prepaid expenses	(2,287)	—		(2,287)
Deferred revenue	(2,221)	(708)	(a)	(2,929)
Accrued restructuring charges	110	—		110
Accrued compensation	(816)	—		(816)
Other assets	(1,422)	—		(1,422)
Other liabilities	508	—		508
Net cash used in operating activities	(10,655)	1,211		(9,444)
Investing activities
Purchases of property and equipment	(2,299)	—		(2,299)
Net cash used in investing activities	(2,299)	—		(2,299)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	14,100	(1,211)		12,889
Repayments of long-term debt	(1,997)	—		(1,997)
Borrowings of credit facility	108,186	—		108,186
Repayments of credit facility	(107,834)	—		(107,834)
Proceeds from issuance of common stock	(9)	—		(9)
Net cash provided by financing activities	12,446	(1,211)		11,235
Effect of exchange rate changes on cash and cash equivalents	(2)	—		(2)
Net change in cash, cash equivalents, and restricted cash	(510)	—		(510)
Cash, cash equivalents, and restricted cash at beginning of period	26,175	—		26,175
Cash, cash equivalents, and restricted cash at end of period	$25,665	$—		$25,665
Supplemental disclosure of cash flow information
Cash paid for interest	$2,665	$—		$2,665
Cash paid for income taxes, net of refunds	$307	$—		$307
Non-cash transactions
Purchases of property and equipment included in accounts payable	$977	$—		$977
Transfer of manufacturing inventory to services inventory	$(226)	$—		$(226)
Transfer of manufacturing inventory to property and equipment	$143	$—		$143
Paid-in-kind interest	$191	$—		$191
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,465	$—		$25,465
Restricted cash, current	200	—		200
Total cash, cash equivalents and restricted cash at the end of period	$25,665	$—		$25,665

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(24,334)	$16,144	(a) (b)	$(8,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,235	—		7,235
Amortization of debt issuance costs	1,201	—		1,201
Long-term debt related costs	992	—		992
Provision for manufacturing and service inventories	11,334	—		11,334
Stock-based compensation	8,340	—		8,340
Change in fair value of warrant liabilities	—	(10,678)	(b)	(10,678)
Other non-cash	(3,193)	—		(3,193)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,367)	—		(3,367)
Manufacturing inventories	(9,352)	—		(9,352)
Service parts inventories	(2,671)	—		(2,671)
Accounts payable	7,015	—		7,015
Prepaid expenses	654	—		654
Deferred revenue	(14,351)	(5,466)	(a)	(19,817)
Accrued restructuring charges	130	—		130
Accrued compensation	(614)	—		(614)
Other assets	(1,455)	—		(1,455)
Other liabilities	2,840	—		2,840
Net cash used in operating activities	(19,596)	—		(19,596)
Investing activities
Purchases of property and equipment	(10,644)	—		(10,644)
Business acquisitions	(2,000)	—		(2,000)
Net cash used in investing activities	(12,644)	—		(12,644)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(23,346)	—		(23,346)
Borrowings of credit facility	363,103	—		363,103
Repayments of credit facility	(353,502)	—		(353,502)
Proceeds from issuance of common stock	66,718	—		66,718
Net cash provided by financing activities	52,973	—		52,973
Effect of exchange rate changes on cash and cash equivalents	21	—		21
Net change in cash, cash equivalents, and restricted cash	20,754	—		20,754
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$26,247	$—		$26,247
Supplemental disclosure of cash flow information
Cash paid for interest	$6,270	$—		$6,270
Cash paid for income taxes, net of refunds	$837	$—		$837
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,198	$—		$1,198
Transfer of manufacturing inventory to services inventory	$2,308	$—		$2,308
Transfer of manufacturing inventory to property and equipment	$264	$—		$264
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$26,028	$—		$26,028
Restricted cash, current	219	—		219
Total cash, cash equivalents and restricted cash at the end of period	$26,247	$—		$26,247

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(22,164)	$13,861	(a) (b)	$(8,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,133	—		5,133
Amortization of debt issuance costs	768	—		768
Long-term debt related costs	992	—		992
Provision for manufacturing and service inventories	9,946	—		9,946
Gain on PPP loan extinguishment	—	—		—
Stock-based compensation	5,357	—		5,357
Change in fair value of warrant liabilities	—	(10,675)	(b)	(10,675)
Other non-cash	(2,918)	—		(2,918)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,264	—		8,264
Manufacturing inventories	416	—		416
Service parts inventories	(1,971)	—		(1,971)
Accounts payable	293	—		293
Prepaid expenses	(1,208)	—		(1,208)
Deferred revenue	(17,747)	(3,186)	(a)	(20,933)
Accrued restructuring charges	115	—		115
Accrued compensation	(2,949)	—		(2,949)
Other assets	(835)	—		(835)
Other liabilities	573	—		573
Net cash used in operating activities	(17,935)	—		(17,935)
Investing activities
Purchases of property and equipment	(7,795)	—		(7,795)
Business acquisitions	(2,000)	—		(2,000)
Net cash used in investing activities	(9,795)	—		(9,795)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(22,096)	—		(22,096)
Borrowings of credit facility	229,605	—		229,605
Repayments of credit facility	(226,240)	—		(226,240)
Proceeds from issuance of common stock	66,723	—		66,723
Net cash provided by financing activities	47,992	—		47,992
Effect of exchange rate changes on cash and cash equivalents	166	—		166
Net change in cash, cash equivalents, and restricted cash	20,428	—		20,428
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$25,921	$—		$25,921
Supplemental disclosure of cash flow information
Cash paid for interest	$4,114	$—		$4,114
Cash paid for income taxes, net of refunds	$465	$—		$465
Non-cash transactions
Purchases of property and equipment included in accounts payable	$548	$—		$548
Transfer of manufacturing inventory to services inventory	$1,905	$—		$1,905
Transfer of manufacturing inventory to property and equipment	$279	$—		$279
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,698	$—		$25,698
Restricted cash, current	223	—		223
Total cash, cash equivalents and restricted cash at the end of period	$25,921	$—		$25,921

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(10,220)	$9,341	(a) (b)	$(879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,586	—		2,586
Amortization of debt issuance costs	336	—		336
Long-term debt related costs		—		—
Provision for manufacturing and service inventories	1,631	—		1,631
Gain on PPP loan extinguishment	—	—		—
Stock-based compensation	3,069	—		3,069
Change in fair value of warrant liabilities	—	(7,582)	(b)	(7,582)
Non-cash income tax benefit	—	—		—
Non-cash loss on debt extinguishment	992	—		992
Other non-cash	(1,469)	—		(1,469)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,677	—		4,677
Manufacturing inventories	(412)	—		(412)
Service parts inventories	(1,384)	—		(1,384)
Accounts payable	(175)	—		(175)
Prepaid expenses	—	—		—
Deferred revenue	(13,634)	(1,759)	(a)	(15,393)
Accrued restructuring charges	39	—		39
Accrued compensation	(1,610)	—		(1,610)
Other assets	(3,000)	—		(3,000)
Other liabilities	228	—		228
Net cash used in operating activities	(18,346)	—		(18,346)
Investing activities
Purchases of property and equipment	(3,036)	—		(3,036)
Business acquisitions	(2,000)	—		(2,000)
Net cash used in investing activities	(5,036)	—		(5,036)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(20,846)	—		(20,846)
Borrowings of credit facility	109,740	—		109,740
Repayments of credit facility	(110,575)	—		(110,575)
Borrowings of paycheck protection program	—	—		—
Proceeds from secondary offering, net	—	—		—
Payment of taxes due upon vesting of restricted stock	—	—		—
Proceeds from issuance of common stock	66,324	—		66,324
Net cash provided by financing activities	44,643	—		44,643
Effect of exchange rate changes on cash and cash equivalents	29	—		29
Net change in cash, cash equivalents, and restricted cash	21,290	—		21,290
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$26,783	$—		$26,783
Supplemental disclosure of cash flow information
Cash paid for interest	$1,863	$—		$1,863
Cash paid for income taxes, net of refunds	$115	$—		$115
Non-cash transactions
Purchases of property and equipment included in accounts payable	$133	$—		$133
Transfer of manufacturing inventory to services inventory	$890	$—		$890
Transfer of manufacturing inventory to property and equipment	$193	$—		$193
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$26,528	$—		$26,528
Restricted cash, current	255	—		255
Total cash, cash equivalents and restricted cash at the end of period	$26,783	$—		$26,783

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2023, As restated	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)

Activity, As reported	131	2	3,133	(10,576)	249	(7,192)
Adjustments	—	—	(1,194)	1,434	—	240
Balance, June 30, 2023, As restated	93,705	$938	$704,309	$(795,236)	$(1,332)	$(91,321)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount

Balance, June 30, 2023, As Restated	93,705	$938	$704,309	$(795,236)	$(1,332)	$(91,321)
Net loss	—	—	—	(3,331)	—	(3,331)
Foreign currency translation adjustments, net	—	—	—	—	(720)	(720)
Shares issued under employee incentive plans, net	1,814	18	(18)	—	—	—
Stock-based compensation	—	—	939	—	—	939
Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)

Six Months Ended
Balance, March 31, 2023, As Restated	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(12,473)	—	(12,473)
Foreign currency translation adjustments, net	—	—	—	—	(471)	(471)
Warrants issued related to long-term debt	—	—	49	—	—	49
Shares issued under employee incentive plans, net	1,945	20	(20)	—	—	—
Stock-based compensation	—	—	2,831	—	—	2,831
Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount

Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)
Net loss	—	—	—	(9,869)	—	(9,869)
Foreign currency translation adjustments, net	—	—	—	—	1,465	1,465
Shares issued under employee incentive plans, net	331	3	(3)	—	—	—
Stock-based compensation	—	—	906	—	—	906
Balance, December 31, 2023	95,850	$959	$706,133	$(808,436)	$(587)	$(101,931)

Nine Months Ended
Balance, March 31, 2023	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(22,342)	—	(22,342)
Foreign currency translation adjustments, net	—	—	—	—	994	994
Shares issued under employee incentive plans, net	2,276	23	(23)	—	—	—
Warrants issued in connection with debt refinancing	—	—	49	—	—	49
Stock-based compensation	—	—	3,737	—	—	3,737
Balance, December 31, 2023	95,850	$959	$706,133	$(808,436)	$(587)	$(101,931)

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2022, As restated	60,433	$605	$624,805	$(767,726)	$(1,423)	$(143,739)

Activity, As reported	30,173	302	69,091	(10,219)	(1,276)	57,898
Adjustments	—	—	—	9,341	—	9,341
Balance, June 30, 2022, As restated	90,606	$907	$693,896	$(768,604)	$(2,699)	$(76,500)

Activity, As reported	1,552	15	2,671	(11,943)	(1,298)	(10,555)
Adjustments	—	—	—	4,520	—	4,520
Balance, September 30, 2022, As restated	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)

Activity, As reported	986	$10	$2,969	$(2,170)	$1,480	2,289
Adjustments	—	—	—	2,283	—	2,283
Balance, December 31, 2022, As restated	93,144	$932	$699,536	$(775,914)	$(2,517)	$(77,963)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act as of each of the fiscal quarters ended March 31, 2024, December 31, 2023 and September 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer have determined, based on the procedures performed, that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for the application of standalone selling price under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“Topic 606”). Specifically, the Company did not have adequate controls in place to conclude on the application of standalone selling price consistent with the generally accepted application of the guidance in Topic 606. The absence of adequate controls with respect to the application of standalone selling price impacted the accuracy of the Company’s revenue allocations in (i) for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, and (ii) for each of the first three quarters in such fiscal years.

Additionally, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for warrant agreements under Accounting Standards Codification Topic 815 Contracts in Entity's Own Equity (“Topic 815”). Specifically, the Company did not have adequate controls in place to accurately evaluate and classify warrants consistent with Topic 815. The absence of adequate controls with respect to the classification of warrants resulted in warrants being classified as equity and not as liability, impacted the accuracy of the Company’s presentation in (i) for the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022, and (ii) for each of the first three quarters in such fiscal years.

Further, the Company identified a material weakness in its internal control over financial reporting as effective controls were not maintained over the accuracy of the inputs in the sales order entry process. Specifically, the Company did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. The control deficiency did not result in a misstatement; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements for the fiscal year ended March 31, 2024 that would not be prevented or detected.

Remediation Plan

The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal control over financial reporting related to the Company’s accounting practices and procedures. Specifically, the Company plans to:
•Review and update significant relevant accounting policies, procedures and controls.
•Provide additional training to individuals involved in the assessments for these topics.
•Engage with external third parties to assist with assessments for these topics, where necessary.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sufficient period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2024, except for commencing implementation of the remediation plan described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(b) Trading Plans.

During each of the fiscal quarters ended March 31, 2024, December 31, 2023 and September 30, 2023, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference from the sections entitled “Board of Directors and Committees,” “Board of Directors and Committees—Board Committees and Leadership Structure,” “Corporate Governance,” and “Compensation Discussion and Analysis—Anti-Hedging and Anti-Pledging Policies” in our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement for our 2024 annual stockholders’ meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the sections entitled “Corporate Governance—Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Fiscal 2024 Compensation Tables,” “Board Committee Reports and Related Information— Compensation Committee Report” and “Corporate Governance—Non-Employee Director Compensation—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the section entitled “Board of Directors and Committees—Board Meetings and Independence,” and “Board Committee Reports and Related Information—Related Party Transactions” in our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the section entitled “Board Committee Reports and Related Information—Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

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
3. Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Asset Purchase Agreement dated July 18, 2021 by and between PV3 (an ABC) LLC, as assignee for the benefit of Pivot3, Inc., and the Company.*	8-K	07/22/21	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 19, 2022	10-K	06/06/23	3.1
3.2	Amended and Restated Bylaws of the Company, as amended through February 8, 2016				X
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	06/06/23	4.1
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock	S-3	10/09/03	4.7
4.3	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP	8-K	12/28/18	4.1
4.4	Warrant to Purchase Common Stock dated December 27, 2018 issued to BTC Holdings Fund I, LLC	8-K	12/28/18	4.2
4.5	Warrant Agreement dated June 16, 2020 by and between the Company and Armory Securities, LLC	8-K	06/17/20	4.4
4.6	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-1, issued to OC II FIE V LP	8-K	06/17/20	4.1
4.7	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-2, issued to Blue Torch Credit Opportunities Fund I LP	8-K	06/17/20	4.2
4.8	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-3, issued to BTC Holdings SC Fund LLC	8-K	06/17/20	4.3
4.9	Amended and Restated Registration Rights Agreement dated June 16, 2020 by and among the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP and BTC Holdings SC Fund LLC	8-K	06/17/20	4.5
4.10	Amendment No. 1 and Joinder to Amended and Restated Registration Rights Agreement, dated as of June 1, 2023, between the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP, BTC Holdings SC Fund LLC and CO Finance LVS XVII LLC	8-K	06/06/23	4.2
4.11	Registration Rights Agreement dated December 12, 2020 by and between the Company and the securityholders of Square Box Systems Limited	8-K	12/14/20	4.1
4.12	Warrant to Purchase Common Stock, dated June 1, 2023, Warrant No. 2023-2, issued to OC III LVS XL LP	8-K	06/06/23	4.1
10.1	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building A)	8-K	02/10/06	10.2
10.2	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building B)	8-K	02/10/06	10.3
10.3#	Form of Indemnification Agreement by and between the Company and the Named Executive Officers and Directors	8-K	09/28/22	10.3
10.4#	Form of Amended and Restated Director Change of Control Agreement by and between the Company and the Directors (other than the CEO)	8-K	05/10/11	10.2
10.5#	Form of Amended and Restated Change of Control Agreement by and between the Company and each of the Company’s Executive Officers	10-Q	11/06/15	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.6#	Offer Letter dated May 1, 2017 by and between the Company and Marc Rothman	8-K	05/04/17	10.1
10.7#	Quantum Corporation Executive Officer Incentive Plan, restated as of August 23, 2017	8-K	08/24/17	10.2
10.8#	Offer Letter dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.1
10.9#	Change of Control Agreement dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.2
10.10	Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/28/18	10.2
10.11	First Amendment dated April 3, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/06/20	10.2
10.12	Second Amendment dated April 11, 2020 to the Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/16/20	10.3
10.13	Third Amendment dated June 16, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/17/20	10.2
10.14	Fourth Amendment dated December 10, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/14/20	10.2
10.15	Fifth Amendment dated February 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.30
10.16	Sixth Amendment dated August 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018, by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.31
10.17	Seventh Amendment dated September 30, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	10/06/21	10.1
10.18	Eighth Amendment dated March 15, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	03/17/22	10.3
10.19	Ninth Amendment dated April 25, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/27/22	10.1
10.20	Tenth Amendment dated June 1, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/06/23	10.2
10.21	Waiver dated November 13, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	11/13/23	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.22	Eleventh Amendment and Waiver dated February 14, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	02/20/24	10.2
10.23	Twelfth Amendment dated March 22, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	03/25/24	10.2
10.24	Stipulation and Agreement of Settlement entered into on April 11, 2019	8-K	05/31/19	99.2
10.25#	Offer Letter dated October 3, 2018 by and between the Company and Lewis W. Moorehead	10-K	08/06/19	10.75
10.26#	Quantum Corporation 2012 Long-Term Incentive Plan Agreement, as amended and restated on November 13, 2019	8-K	11/18/19	10.1
10.27#	Form of Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.2
10.28#	Form of Market-Based Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.3
10.29#	Form of Restricted Stock Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.4
10.30#	Form of Restricted Stock (PSU) Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.5
10.31#	Form of Restricted Stock Unit Agreement (Directors) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.6
10.32#	Quantum Corporation 2023 Long-Term Incentive Plan Agreement				X
10.33#	Quantum Corporation Employee Stock Purchase Plan Agreement, as amended and restated on July 25, 2023				X
10.34#	2021 Inducement Plan	S-8	02/01/21	10.1
10.35#	Amendment No. 1 to 2021 Inducement Plan	10-K	06/06/23	10.30
10.36	Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	08/05/21	10.1
10.37	First Amendment dated September 30, 2021 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	10/06/21	10.2
10.38	Second Amendment dated March 15, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/17/22	10.2
10.39	Third Amendment dated April 25, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	04/27/22	10.2
10.40	Fourth Amendment dated June 1, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	06/06/23	10.1
10.41	Waiver dated November 10, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	11/13/23	10.1
10.42	Fifth Amendment and Waiver dated February 14, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	02/20/24	10.1
10.43	Sixth Amendment dated March 22, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/25/24	10.1
10.44#	Director Offer Letter dated September 16, 2022 by and between the Company and Don Jaworski	8-K	09/28/22	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.45#	Director Offer Letter dated September 16, 2022 by and between the Company and Hugues Meyrath	8-K	09/28/22	10.2
10.46#	Offer Letter dated December 15, 2022 by and between the Company and Kenneth P. Gianella	8-K	01/11/23	10.1
10.47#	Transition Agreement dated January 9, 2023 by and between the Company and J. Michael Dodson	8-K	01/11/23	10.3
10.48#	Offer Letter dated June 5, 2023 by and between the Company and Laura Nash	8-K	06/06/23	10.3
10.49#	Offer Letter dated November 9, 2023 by and between the Company and Henk Jan Spanjaard				X
16.1	Letter from Armanino LLP dated July 27, 2023.	8-K	07/27/23	16.1
16.2	Letter from Armanino LLP dated August 21, 2023	8-K	08/21/23	16.1
21.1	List of Subsidiaries	10-K	06/24/20	21.1
23.1	Consent of Grant Thornton LLP				X
23.2	Consent of Armanino, LLP				X
24.1	Power of Attorney (contained on the signature page hereof)				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

June 28, 2024	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Lerner, Kenneth P. Gianella and Brian E. Cabrera, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange mission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities on June 28, 2024.

Signature	Title

/s/ James J. Lerner	President, Chief Executive Officer and Chairman of the Board
James J. Lerner	(Principal Executive Officer)

/s/ Kenneth P. Gianella	Chief Financial Officer
Kenneth P. Gianella	(Principal Financial Officer)

/s/ Laura Nash	Chief Accounting Officer
Laura Nash	(Principal Accounting Officer)

/s/ Todd W. Arden	Director
Todd W. Arden

/s/ Donald Jaworski	Director
Donald Jaworski

/s/ Hugues Meyrath	Director
Hugues Meyrath

/s/ Christopher D. Neumeyer	Director
Christopher D. Neumeyer

/s/ Marc E. Rothman	Director
Marc E. Rothman

/s/ Yue Zhou White	Director
Yue Zhou White