Form 10-Q
period 2024-06-30
QUANTUM CORP /DE/
filed 2024-08-14
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of the close of business on August 14, 2024 there were 95,849,938 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

As used in this Quarterly Report on Form 10-Q, the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$17,287	$25,692
Restricted cash	256	168
Accounts receivable, net of allowance for credit losses of $99 and $22, respectively	61,364	67,788
Manufacturing inventories	18,467	17,753
Service parts inventories	8,513	9,783
Prepaid expenses	3,880	2,186
Other current assets	8,965	8,414
Total current assets	118,732	131,784
Property and equipment, net	10,988	12,028
Intangible assets, net	1,207	1,669
Goodwill	12,969	12,969
Right-of-use assets, net	9,344	9,425
Other long-term assets	19,849	19,740
Total assets	$173,089	$187,615
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,509	$26,087
Accrued compensation	16,091	18,214
Deferred revenue, current portion	74,802	78,511
Term debt, current portion	5,000	82,496
Revolving credit facility	—	26,604
Warrant liabilities	3,163	4,046
Other accrued liabilities	25,043	13,986
Total current liabilities	155,608	249,944
Deferred revenue, net of current portion	36,759	38,176
Revolving credit facility	35,800	—
Long-term debt, net of current portion	65,132	—
Operating lease liabilities	9,464	9,621
Other long-term liabilities	11,577	11,372
Total liabilities	314,340	309,113
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 95,850 and 95,850 shares issued and outstanding	959	959
Additional paid-in capital	708,041	707,116
Accumulated deficit	(848,200)	(827,380)
Accumulated other comprehensive loss	(2,051)	(2,193)
Total stockholders’ deficit	(141,251)	(121,498)
Total liabilities and stockholders’ deficit	$173,089	$187,615
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2024	2023
Revenue:
Product	$40,994	$58,577
Service and subscription	27,447	30,953
Royalty	2,902	2,965
Total revenue	71,343	92,495
Cost of revenue:
Product	32,555	44,451
Service and subscription	12,653	12,403
Total cost of revenue	45,208	56,854
Gross profit	26,135	35,641
Operating expenses:
Sales and marketing	13,295	15,839
General and administrative	21,065	12,699
Research and development	8,308	10,913
Restructuring charges	1,192	1,329
Total operating expenses	43,860	40,780
Loss from operations	(17,725)	(5,139)
Other expense	(41)	(998)
Interest expense	(3,790)	(3,201)
Change in fair value of warrant liabilities	1,666	726
Loss on debt extinguishment, net	(695)	—
Net loss before income taxes	(20,585)	(8,612)
Income tax provision	235	530
Net loss	$(20,820)	$(9,142)

Net loss per share - basic	$(0.22)	$(0.10)
Net loss per share - diluted	$(0.22)	$(0.10)
Weighted average shares - basic	95,850	93,673
Weighted average shares - diluted	95,850	93,711

Net loss	$(20,820)	$(9,142)
Foreign currency translation adjustments, net	142	249
Total comprehensive loss	$(20,678)	$(8,893)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(20,820)	$(9,142)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,780	2,752
Amortization of debt issuance costs	804	520
Loss on debt extinguishment	695	—
Provision for product and service inventories	407	516
Stock-based compensation	925	1,901
Change in fair value of warrant liabilities	(1,666)	469
Other	275	750
Changes in assets and liabilities:
Accounts receivable, net	6,346	6,255
Manufacturing inventories	(1,325)	(692)
Service parts inventories	1,475	(516)
Prepaid expenses	(1,694)	(2,287)
Accounts payable	6,828	(5,421)
Accrued restructuring charges	—	110
Accrued compensation	(2,123)	(816)
Deferred revenue	(5,126)	(2,929)
Other current assets	(551)	(487)
Other non-current assets	649	(935)
Other current liabilities	11,017	(954)
Other non-current liabilities	208	1,462
Net cash used in operating activities	(1,896)	(9,444)
Investing activities
Purchases of property and equipment	(1,620)	(2,299)
Net cash used in investing activities	(1,620)	(2,299)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	12,889
Repayments of long-term debt and payment of amendment fees	(13,537)	(1,997)
Borrowings of credit facility	105,568	108,186
Repayments of credit facility and payment of amendment fees	(96,829)	(107,834)
Proceeds from issuance of common stock, net	—	(9)
Net cash provided by (used in) financing activities	(4,798)	11,235
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(2)
Net change in cash, cash equivalents and restricted cash	(8,317)	(510)
Cash, cash equivalents, and restricted cash at beginning of period	25,860	26,175
Cash, cash equivalents, and restricted cash at end of period	$17,543	$25,665

Cash and cash equivalents	$17,287	$25,465
Restricted cash, current	256	200
Cash and cash equivalents at the end of period	$17,543	$25,665
Supplemental disclosure of cash flow information
Cash paid for interest	$2,134	$2,665
Cash paid for income taxes, net	$495	$307
Non-cash transactions
Purchases of property and equipment included in accounts payable	$218	$977
Transfer of manufacturing inventory to services inventory	$65	$(226)
Transfer of manufacturing inventory to property and equipment	$—	$143
Paid-in-kind interest	$684	$191
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2023	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(9,142)	—	(9,142)
Foreign currency translation adjustments, net	—	—	—	—	249	249
Shares issued under employee incentive plans, net	131	2	(2)	—	—	—
Warrants issued in connection with debt refinancing			40		—	40
Stock-based compensation	—	—	1,901	—	—	1,901
Balance, June 30, 2023	93,705	$938	$704,309	$(795,236)	$(1,332)	$(91,321)

Balance, March 31, 2024	95,850	$959	$707,116	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(20,820)	—	(20,820)
Foreign currency translation adjustments, net	—	—	—	—	142	142
Stock-based compensation	—	—	925	—	—	925
Balance, June 30, 2024	95,850	$959	$708,041	$(848,200)	$(2,051)	$(141,251)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives (“SSD”) hard disk drives (“HDD”) tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2024, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three months ended June 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. In our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 issued on June 28, 2024, it was stated that the Company believed it was probable that it would be in violation of the net leverage covenant at the next testing date which was July 2024. With the signing of the August 2024 Amendments, this testing requirement has been waived and the Company is currently in compliance with all covenants. Further, the August 2024 Amendments provide the Company with revised covenants and additional liquidity such that the Company believes that it will continue as a going concern and the substantial doubt no longer exists. See Note 12: Subsequent Events for further details.

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

Recently Issued but not Adopted Accounting Pronouncements

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
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended June 30,
	2024		2023
Americas[1]
Product revenue	23,630		36,636
Service and subscription	15,114		17,954
Total revenue	38,744	54%	54,590	59%

EMEA
Product revenue	12,974		15,849
Service and subscription	9,663		11,106
Total revenue	22,637	32%	26,955	29%

APAC
Product revenue	4,390		6,092
Service and subscription	2,670		1,893
Total revenue	7,060	10%	7,985	9%

Consolidated
Product revenue	40,994		58,577
Service and subscription	27,447		30,953
Royalty[2]	2,902	4%	2,965	3%
Total revenue	$71,343	100%	$92,495	100%

1 Revenue for Americas geographic region outside of the United States is not significant.

2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended June 30,
	2024	%	2023	%
Primary storage systems	16,870	24%	11,449	12%
Secondary storage systems	15,769	22%	41,574	45%
Device and media	9,250	13%	8,192	9%
Service	26,552	37%	28,315	31%
Royalty	2,902	4%	2,965	3%
Total revenue[1]	71,343	100%	92,495	100%

1 Subscription revenue of $0.9 million and $2.6 million was allocated to Primary and Secondary storage systems for the quarters ended June 30, 2024 and 2023, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of and for the three months ended June 30, 2024 and March 31, 2024 (in thousands):

June 30, 2024
Deferred revenue	$111,561
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	27,723

March 31, 2024
Deferred revenue	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$76,304

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) which is contracted but not recognized revenue was $138.1 million as of June 30, 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $138.1 million RPO at the end of the first quarter of fiscal 2024, we expect to recognize approximately 29% over the next 13 to 60 months.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2024	$98,133	$39,931	$138,064

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of June 30, 2024 (in thousands):

	Deferred revenue by period
(in thousands)	Total	1 year or less	1 – 3 Years	3 year or greater
Subscription revenue	$16,373	$8,039	$6,623	$1,711
Service revenue	95,188	66,763	24,062	$4,363
Total	$111,561	$74,802	$30,685	$6,074

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	June 30, 2024	March 31, 2024
Finished goods	$8,399	$7,074
Work in progress	610	769
Raw materials	9,458	9,910
Total manufacturing inventories	$18,467	$17,753

Service parts inventories

	June 30, 2024	March 31, 2024
Finished goods	$6,422	$3,660
Component parts	2,091	6,123
Total service parts inventories	$8,513	$9,783

Other long-term assets

	June 30, 2024	March 31, 2024
Capitalized SaaS implementation costs for internal use	$15,230	$15,349
Capitalized debt costs	2,154	1,923
Contract asset	1,457	1,477
Deferred taxes	729	734
Other	279	257
Total other long-term assets	$19,849	$19,740

Other accrued liabilities

	June 30, 2024	March 31, 2024
Accrued expenses	$14,168	$4,251
Asset retirement obligation	2,328	2,069
Accrued warranty	1,265	1,545
Accrued interest	691	524
Accrued income taxes	571	1,044
Accrued restructuring	404	110
Other	5,616	4,443
Total other accrued liabilities	$25,043	$13,986

Intangibles, net

	June 30, 2024			March 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(8,781)	$232	$9,013	$(8,550)	$463
Customer lists	4,398	(3,423)	975	4,398	(3,192)	1,206
Intangible assets, net	$13,411	$(12,204)	$1,207	$13,411	$(11,742)	$1,669

Intangible assets amortization expense was $0.5 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.0 year. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the consolidated statements of operations.

As of June 30, 2024, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2025	$926
2026	281
Thereafter	—
Total	$1,207

Goodwill

As of June 30, 2024 and March 31, 2024, goodwill was $13.0 million. There were no impairments to goodwill during the three months ended June 30, 2024 and 2023.

NOTE 4: LONG-TERM DEBT
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Term Loan	$75,846	$87,942
PNC Credit Facility	35,800	26,604
Less: current portion	(5,000)	(109,100)
Less: unamortized debt issuance costs (1)	(5,714)	(5,446)
Long-term debt, net	$100,932	$—
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
On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional Term Loan borrowings (the “2023 Term Loan” and, collectively with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the loan term. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 1.25 million shares (the “June 2023 Warrants”) of the Company’s common stock, at an exercise price of $1.00 per share. See Note 7: Common Stock for additional discussion related to the June 2023 Warrants.
The June 2023 Amendment to the 2021 Term Loan was accounted for as a modification. The value of the June 2023 Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive loss. The June 2023 Amendments to the PNC Credit Facility was accounted for as modifications and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.
On February 14, 2024, the Company entered into amendments to the Credit Agreements which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended December 31, 2023. In connection with the amendment, the Company incurred fees related to the Term Loan that was paid-in-kind of $1.2 million and an amendment fee of $0.1 million that was paid in cash. These fees have been reflected as a reduction to the carrying amount of the Term Loan and are amortized to interest expense over the remaining loan term. In connection with the related PNC Credit Facility amendment, the Company incurred $0.2 million in fees and expenses.

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

During the quarter ended June 30, 2024, the Company prepaid $12.3 million of the Term Loan. In connection with this prepayment the Company recorded a loss on debt extinguishment of $0.7 million related to the write-off of a portion of unamortized debt issuance costs.

On May 24, 2024, we entered into amendments to the Credit Agreements (the “May 2024 Amendments”) which, among other things, (i) waived compliance with the Company’s net leverage covenant as of March 31, 2024; (ii), reduced the daily minimum liquidity covenant below $15.0 million until June 16, 2023 and waived any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at a purchase price of $0.46 (the “May 2024 Warrants”). See Note 7: Common Stock for additional discussion related to the May 2024 Warrants. Additionally, in connection with the May 2024 Amendment to the Term Loan, the Company incurred an amendment fee that was paid-in-kind of $0.8 million and issued the 2024 Term Loan Warrants with a fair market value of $0.8 million.

In connection with May 2024 Amendment to the PNC Credit Facility Amendment, the Company incurred $0.5 million of fees and expenses paid to the lender.

The May 2024 Amendment to the Term Loan was accounted for as a modification. The value of the May 2024 Warrants in addition to $0.8 million of amendment fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The May 2024 Amendment to the PNC Credit Facility were accounted for as modifications and the $0.5 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

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
The Term Loan and PNC Credit Facility both mature on August 5, 2026 under the terms of the related agreements. As of June 30, 2024, the interest rate on the 2021 Term Loan and the 2023 Term Loan was 11.61% and 15.61%, respectively. As of June 30, 2024, the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans and SOFR Loans was 10.25% and 8.19%, respectively. As of June 30, 2024, the PNC Credit Facility had an available borrowing base of $35.9 million, of which $0.1 million was available to borrow at that date.
The Term Loan amendments and certain warrants issued to term lenders during 2023 and 2024 were entered into with certain entities managed by Pacific Investment Management Company, LLC ("PIMCO") which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Term Loan which totaled $18.2 million as of June 30, 2024 are payable at maturity.
See Note 12: Subsequent Events for additional information related to the Credit Agreements.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating leases	June 30, 2024	March 31, 2024
Operating lease right-of-use asset	$9,344	$9,425

Operating lease liabilities, current portion	1,351	1,256
Operating lease liability, net of current portion	9,464	9,621
Total operating lease liabilities	$10,815	$10,877

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2024	2023
Operating lease cost	$712	$875
Variable lease cost	70	122
Total lease cost	$782	$997

Maturity of Lease Liabilities	Operating Leases
Remainder of 2025	$2,009
2026	2,227
2027	1,733
2028	1,533
2029	1,213
Thereafter	12,089
Total lease payments	$20,804
Less: imputed interest	(9,989)
Present value of lease liabilities	$10,815

Lease Term and Discount Rate	June 30, 2024	March 31, 2024
Weighted average remaining operating lease term (years)	10.28	10.53
Weighted average discount rate for operating leases	12.60%	12.64%

Operating cash outflows related to operating leases totaled $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6: RESTRUCTURING CHARGES
During the quarters ending June 30, 2024 and 2023, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Severance and Benefits
Balance as of March 31, 2023	$—
Restructuring costs	1329
Cash payments	(1,219)
Balance as of June 30, 2023	$110

Balance as of March 31, 2024	$—
Restructuring costs	1,192
Cash payments	(788)
Balance as of June 30, 2024	$404

NOTE 7: COMMON STOCK
Warrants
In connection with debt refinancing and amendment activities, the Company issued warrants to purchase shares of the Company common stock in December 2018 which are exercisable until December 27, 2028 (the "December 2018 Warrants”, in June 2020 which are exercisable until June 16, 2030 (the "June 2020 Warrants") and issued the June 2023 Warrants and May 2024 Warrants are until June 1, 2033 and May 24, 2034, respectively (collectively, the “Lender Warrants”).

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	May 2024 Warrants	Total
March 31, 2024:
Exercise price	$1.33	$2.77	$1.00	n/a
Number shares under warrant(s)	7,131	3,683	1,250	n/a	12,064
Fair value	$2,320	$1,135	$591	n/a	$4,046
June 30, 2024:
Exercise price	$1.31	$2.72	$0.99	$0.46
Number shares under warrant(s)	7,215	3,683	1,262	2,000	14,160
Fair value	$1,331	$750	$391	$691	$3,163
The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities as of June 30, 2024 and June 30, 2023:

Balance at March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(726)
Balance at June 30, 2023	$8,457

Balance at March 31, 2024	$4,046
Issuance of warrants	783
Change in fair value of warrant liabilities	(1,666)
Balance at June 30, 2024	$3,163

Upon exercise, the aggregate exercise price of the Lender Warrants may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the common stock at the time of exercise. The exercise price and the number of shares underlying the Lender Warrants are subject to adjustment in the event of specified events, including dilutive issuances of equity instruments at a price lower than the exercise price of the respective warrants (the "Down Round Feature"), repricing of existing equity-linked instruments at a price lower than the exercise price of the respective warrants (the "Warrant Repricing Feature"), a subdivision or combination of the common stock, a reclassification of the common stock or specified dividend payments. The Company's warrants also have a provision that determines the potential stock price used when applying the Black-Scholes valuation model to determine the settlement price of the warrants in Successor Major Transactions ("SMT"), as defined in the respective warrant agreements, which include a change in control or liquidation (the "Warrant Settlement Price Provision"). The Warrant Settlement Price Provision requires the use of the greater of the closing price of the Company's common stock on the trading day immediately preceding the date on which an SMT is consummated, the closing market price of the Company's common stock following the first public announcement of an SMT or the closing market of the Company's common stock immediately preceding the announcement of an SMT. Due to these terms, equity classification was precluded, and these warrants are carried as liabilities at fair value.

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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders used in basic earnings per share	$(20,820)	$(9,142)
Add back: Excluded (gain) loss on assumed exercise of liability-classified common stock warrants during the period	—	—
Net loss attributable to common stockholders used in diluted earnings per share	$(20,820)	$(9,142)

Denominator:
Weighted average common shares outstanding used in basic earnings per share	95,850	93,673
Incremental common shares from:
Assumed exercise of dilutive warrants	—	38
Weighted average common shares outstanding used in diluted earnings per share	95,850	93,711

Net income (loss) per share attributable to common stockholders - Basic	$(0.22)	$(0.10)
Net income (loss) per share attributable to common stockholders - Diluted	$(0.22)	$(0.10)

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

The following outstanding stock-based instruments which are comprised of performance share units, restricted stock units, and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

Three Months Ended June 30,
2024	2023
15,006	7,042

The Company had outstanding market based restricted stock units as of June 30, 2024 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 0.3 million shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of June 30, 2024.

NOTE 9: INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 and 2023 was (1.1)% and (6.2)%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2024, including interest and penalties, the Company had $90.0 million of unrecognized tax benefits, $77.6 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2024, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2024, $82.7 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.3 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $12.7 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $11.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.9 million.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2024, the Company had issued non-cancelable commitments for $29.7 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
Arrow Electronics Matter
On July 27, 2023, Arrow Electronics, Inc. (“Arrow Electronics”), an electronics component distributor filed a lawsuit in a federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.6 million in damages. Quantum has filed a responsive pleading disputing Arrow Electronics’ claims and plans to aggressively defend itself against them. Written and oral discovery is substantially complete. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

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

No impairment charges were recognized for non-financial assets in the three months ended June 30, 2024 and 2023. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at June 30, 2024. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	June 30,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$75,846	$64,807	$78,417	$78,417
PNC Credit Facility	35,800	24,743	17,300	17,300

NOTE 12: SUBSEQUENT EVENTS
On July 11, 2024, the Company entered into amendments to the Credit Agreements which, among other things, delayed the testing of the Company’s June 30, 2024 net leverage ratio financial covenant until July 31, 2024. In connection with the amendments, the Company issued the Term Loan lenders (the “July 2024 Warrants”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a purchase price of $0.41.
On August 13, 2024, the Company entered into amendments to the Credit Agreements (the “August 2024 Amendments”) which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ending September 30, 2025; (iii) waived the testing requirement for the net leverage financial covenant for the fiscal quarter ending September 30, 2024; (iv) replaced the net leverage financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ending December 31, 2024 and March 31, 2025; (v) reset the net leverage financial covenant requirements for the fiscal quarters ending June 30, 2025 and September 30, 2025; reduced the minimum liquidity covenant to $10 million through September 30, 2025; (vi) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (vii) removed required 2021 Term Loan principal amortization until the fiscal quarter ending September 30, 2025; (viii) repriced certain Lender Warrants.
In connection with the August 2024 Amendments, the Company received additional available Term Loan borrowing capacity with a commitment of up to $26.3 million ($25.0 million after original issuance discount) structured as a senior secured delayed draw sub-facility with a commitment period expiring on October 31, 2024 (the “August 2024 Term Loan”). The Company borrowed $10.5 million at closing. Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date which aligns with the Term Debt. Principal is payable at a rate per annum equal to 5% of the original principal balance thereof payable quarterly beginning the quarter ending September 30, 2025. In connection with the August 2024 Term Loan, the Company issued warrants to purchase an aggregate of 7,610,190 shares of the Company’s common stock, at an exercise price of $0.31 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending June 30 2024 and June 30, 2023 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Part II, Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended June 30, 2023 and June 30, 2022, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, and incorporated herein by reference.

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

OVERVIEW
We are a technology company whose mission is to deliver innovative solutions to organizations across the world. We design, manufacture and sell technology and services that help customers capture, create and share digital content, and protect it for decades. We specialize in solutions for unstructured data including video, images, audio, and other large files. We emphasize innovative technology in the design and manufacture of our products to help our customers unlock the value in their video and unstructured data in new ways to solve their most pressing business challenges.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2024	2023
Total revenue	$71,343	$92,495
Total cost of revenue (1)	45,208	56,854
Gross profit	26,135	35,641
Operating expenses
Sales and marketing (1)	13,295	15,839
General and administrative (1)	21,065	12,699
Research and development (1)	8,308	10,913
Restructuring charges	1,192	1,329
Total operating expenses	43,860	40,780
Loss from operations	(17,725)	(5,139)
Other expense	(41)	(998)
Interest expense	(3,790)	(3,201)
Change in fair value of warrant liabilities	1,666	726
Loss on debt extinguishment, net	(695)	—
Net loss before income taxes	(20,585)	(8,612)
Income tax provision	235	530
Net loss	$(20,820)	$(9,142)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2024	2023
Cost of revenue	$190	$192
Research and development	188	422
Sales and marketing	88	467
General and administrative	459	820
Total	$925	$1,901

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Product revenue	$40,994	58	$58,577	64	$(17,583)	(30)
Service and subscription	27,447	38	30,953	33	(3,506)	(11)
Royalty	2,902	4	2,965	3	(63)	(2)
Total revenue	$71,343	100	$92,495	100	$(21,152)	(23)

Product revenue
In the three months ended June 30, 2024, product revenue decreased $17.6 million, or 30%, as compared to the same period in 2023. The primary driver of the decrease was a $20 million decrease in demand from our large hyperscale customers, as well as more general decreases in the overall tape market with declines in media and devices revenue. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We expect the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
Service revenue
Service and subscription revenue decreased 3.5 million, or 11%, in the three months ended June 30, 2024 compared to the same period in 2023, partially driven by certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty revenue
We receive royalties from third parties that license our linear-tape open (“LTO”) media patents through our membership in the LTO consortium. Royalty revenue decreased $0.1 million, or 2%, in the three months ended June 30, 2024 compared to the same period in 2023 due to decreased market volume of older generation LTO media.

Gross Profit and Margin

	Three Months Ended June 30,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
Product	$8,439	20.6	$14,126	24.1	$(5,687)	(350)
Service and subscription	14,794	53.9	18,550	59.9	(3,756)	(600)
Royalty	2,902	100.0	2,965	100.0	(63)	—
Gross profit	$26,135	36.6	$35,641	38.5	$(9,506)	(190)

Product Gross Margin
Product gross margin decreased to 20.6% or by 350 basis points for the three months ended June 30, 2024, as compared with the same period in 2023. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines, which were partially offset from improvements in our operational efficiency and logistics costs.

Service and Subscription Gross Margin
Service and subscription gross margins decreased 600 basis points for the three months ended June 30, 2024, as compared with the same period in 2023. This decrease was primarily driven by lower service revenues.

Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$13,295	18.6	$15,839	17.1	$(2,544)	(16)
General and administrative	21,065	29.5	12,699	13.7	8,366	66
Research and development	8,308	11.6	10,913	11.8	(2,605)	(24)
Restructuring charges	1,192	1.7	1,329	1.4	(137)	(10)
Total operating expenses	$43,860	61.5	$40,780	44.1	$3,080	8

In the three months ended June 30, 2024, sales and marketing expense decreased $2.5 million, or 16%, as compared with the same period in 2023. This decrease was primarily driven by improved operational efficiency and increased leverage from our channel.
In the three months ended June 30, 2024, general and administrative expense increased $8.4 million, or 66%, as compared with the same period in 2023. This increase was primarily driven by non-recurring costs related to our previously announced restatement of our historical financial statements, and other related projects.
In the three months ended June 30, 2024, research and development expense decreased $2.6 million, or 24%, as compared with the same period in 2023. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In the three months ended June 30, 2024, restructuring expenses decreased $0.1 million as compared with the same period in 2023. The decrease was the result of cost reduction initiatives.

Other expense

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Other expense	$(41)	0	$(998)	(1)	$957	96

The change in other income (expense), net during the three months ended June 30, 2024 compared with the same period in 2023 was related primarily to fluctuations in foreign currency exchange rates during the three months ended June 30, 2024.

Interest expense

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(3,790)	5	$(3,201)	3	$(589)	(18)

In the three months ended June 30, 2024, interest expense increased $0.6 million, or 18%, as compared with the same period in 2023 due to a principal balance and interest rate on our Term Loan.

Loss on debt extinguishment

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(695)	1	$—	—	$(695)	100

In the three months ended June 30, 2024, loss on debt extinguishment of $0.7 million was related to prepayment of our Term Loan.

Warrant liabilities

	Three Months Ended June 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$1,666	2	$726	—	$940	129

In June 30, 2024, the change in fair value of warrant liabilities increased $0.9 million, or 129%, as compared with the same period in 2023 due to a lower average stock price in the first fiscal quarter of 2024.

Income taxes

	Three Months Ended June 30,
(dollars in thousands)	2024	% of pretax income	2023	% of pretax income	$ Change	% Change
Income tax provision	$235	(1)	$530	(6)	$(295)	(56)

The income tax provision for the three months ended June 30, 2024 and 2023 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

We had cash and cash equivalents of $17.3 million as of June 30, 2024, which consisted primarily of bank deposits and money market accounts. As of June 30, 2024, our total outstanding Term Loan debt was $75.8 million and out outstanding PNC Credit Facility was $35.8 million with $0.1 million available to borrow.

We are subject to various debt covenants under our debt agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. On August 13, 2024 the Company entered into amendments to the Credit Agreements, which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ending September 30, 2025; (iii) waived the testing requirement for the net leverage financial covenant for the fiscal quarter ending September 30, 2024; (iv) replaced the net leverage financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ending December 31, 2024 and March 31, 2025; (v) reset the net leverage financial covenant requirements for the fiscal quarters ending June 30, 2025 and September 30, 2025; reduced the minimum liquidity covenant to $10 million through September 30, 2025; (vi) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (vii) removed required 2021 Term Loan principal amortization until the fiscal quarter ending September 30, 2025; (viii) repriced certain Lender Warrants.We believe we were in compliance with all covenants under our debt agreements as of the date of filing of this Quarterly Report on Form 10-Q.
In connection with the August 2024 Amendments, the Company received additional available Term Loan borrowing capacity with a commitment of up to $26.3 million ($25.0 million after original issuance discount) structured as a senior secured delayed draw sub-facility with a commitment period expiring on October 31, 2024 (the “August 2024 Term Loan”). The Company borrowed $10.5 million at closing. Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date which aligns with the Term Debt. Principal is payable at a rate per annum equal to 5% of the original principal balance thereof payable quarterly beginning the quarter ending September 30, 2025. In connection with the August 2024 Term Loan, the Company issued warrants to purchase an aggregate of 7,610,190 shares of the Company’s common stock, at an exercise price of $0.31 per share.

For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Business Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(1,896)	$(9,444)
Investing activities	(1,620)	(2,299)
Financing activities	(4,798)	11,235
Effect of exchange rate changes	(3)	(2)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,317)	$(510)

Cash Used In Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended June 30, 2024. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $16.3 million offset in part by cash provided by working capital changes.

Net cash used in operating activities was $9.4 million for the three months ended June 30, 2023. This use of cash was primarily attributable to changes in working capital of $7.2 million.

Cash Used in Investing Activities

Net cash used in investing activities was $1.6 million in the three months ended June 30, 2024, which was attributable to capital expenditures.

Net cash used in investing activities was $2.3 million in the three months ended June 30, 2023, which was primarily attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash used in financing activities was $4.8 million for the three months ended June 30, 2024, which was related primarily to borrowings on our PNC Credit Facility.

Net cash provided by financing activities was $11.2 million in the three months ended June 30, 2023, which was related primarily to borrowings on our Term Loan of $12.9 million.

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

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2024 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as the material weaknesses in internal control over financial reporting as of March 31, 2024, described in Part II, Item 9A, “Controls and Procedures” of the Annual Report, had not been remediated as of June 30, 2024.

Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer have determined, that the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Plan

The Company is committed to maintaining a strong internal control environment and believes the remediation efforts, as described in Part II, Item 9A, “Controls and Procedures” of the Annual Report, will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sufficient period has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses will continue to exist.

Changes in Internal Control

In addition to working on the remediation plan to address the identified material weaknesses, the Company implemented a new Enterprise Resource Planning (“ERP”) system during the quarter ended June 30, 2024. The implementation of the ERP system is expected to improve the accuracy, efficiency, and reliability of our financial reporting processes and enhance the effectiveness of our internal controls over financial reporting. Except for these items, in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
4.1	Form of Warrant to purchase Common Stock, dated May 24, 2024	8-K	5/29/24	4.1
4.2	Warrants to Purchase Common Stock, dated May 24th 2024, issued to OC III LVS XL LP	8-K	5/29/24	4.2
10.1	Eighth Amendment and Waiver dated May 24, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	5/29/24	10.1
10.2	Fourteenth Amendment dated May 24, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	5/29/24	10.2
10.3#	Offer Letter dated June 5, 2023 by and between the Company and Todd W. Arden	8-K	6/10/24	10.1
10.4#	Offer Letter dated June 5, 2023 by and between the Company and John R. Tracy	8-K	6/18/24	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

August 14, 2024	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 14, 2024	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer
(Principal Financial Officer)