Form 10-Q
period 2023-09-30
QUANTUM CORP /DE/
filed 2024-09-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of the close of business on September 5, 2024 there were 4,792,690 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; and those risks described under Part II, Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains our restated condensed consolidated financial statements for the three and six months ended September 30, 2023. The financial results contained in this Quarterly Report were also presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”) and filed with the Securities and Exchange Commission on June 28, 2024. This Quarterly Report does not reflect events occurring after the filing of the Annual Report, or modify or update those disclosures affected by subsequent events, which is described in more detail below. We are separately filing this Quarterly Report in order to become eligible to utilize registration statements on Form S-8, including those registration statements on Form S-8 that we have previously filed.

Accordingly, the liquidity section of this Quarterly Report has not been updated to reflect events that have occurred since the filing of the Annual Report and as a result should be read together with the liquidity section of the recently filed Quarterly Report for the quarter ended June 30, 2024, filed on August 14, 2024, which includes discussion on amendments entered into on August 13, 2024 to the Credit Agreements (as defined below) (such amendments, the “August 2024 Amendments”).

During the three months period ended September 30, 2023 (the quarterly period covered by this Quarterly Report), we were an accelerated filer. In preparation of the Annual Report, we re-evaluated our filer status and determined that we were a non-accelerated filer as of the end of the period covered by the Annual Report. The cover page of this Quarterly Report reflects our current status as a non-accelerated filer as of the date that we are filing this Quarterly Report with the Securities and Exchange Commission.

Background of Restatement

In November 2023, the Company determined that it was necessary to re-evaluate its application of standalone selling price under Accounting Standards Codification Topic 606 (“Topic 606”). In May 2024, the Company concluded that its application of Topic 606 related to standalone selling price was inconsistent with the generally accepted application of the guidance. The Company’s management reperformed the determination of standalone selling price with the support of external advisors, and the resulting calculations have been applied to the revenue allocations in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022. The Company additionally identified contractual terms contained within outstanding warrant agreements issued to its prior and current lenders in 2018, 2020 and 2023, which required further evaluation under Accounting Standards Codification Topic 815 (“Topic 815”). After consulting with external advisors and completing an extensive review process, management concluded that the classification of warrants as equity was not consistent with Topic 815 and has restated them as a liability. This also resulted in the requirement to account for the change in the fair value of the warrants through the Statements of Operations and Comprehensive Income (Loss). As a result of these errors, as noted in the Form 8-K filed on May 29, 2024, the Company restated the financial statements for the periods referenced below (the “Restatement”).

This Quarterly Report for the quarter ended September 30, 2023 includes the following information, in addition to Consolidated Balance Sheet as of September 30 2023, and the related Consolidated Statement of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the quarter ended September 30, 2023:
a)    Restated Consolidated Financial Statements as of and for the year ended March 31, 2023;
b)    Restated and unaudited interim Condensed Consolidated Financial Information for the quarter ended September 30, 2022;
b    Unaudited interim Condensed Consolidated Financial Information for the quarter ended September 30, 2023; and
c)    Amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to the quarter ended September 30, 2022.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2023	March 31, 2023
Assets		Restated

Current assets:
Cash and cash equivalents	$25,574	$25,963
Restricted cash	180	212
Accounts receivable, net of allowance for credit losses of $26 and $201, respectively	51,529	72,464
Manufacturing inventories	21,376	19,441
Service parts inventories	25,880	25,304
Prepaid expenses	4,149	4,158
Other current assets	5,389	5,513
Total current assets	134,077	153,055
Property and equipment, net	14,621	16,555
Intangible assets, net	2,819	4,941
Goodwill	12,969	12,969
Right-of-use assets, net	9,844	10,291
Other long-term assets	20,474	15,846
Total assets	$194,804	$213,657
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,946	$35,716
Accrued compensation	13,746	15,710
Deferred revenue, current portion	70,696	79,807
Term debt, current portion	82,681	5,000
Revolving credit facility	21,450	—
Warrant liabilities	4,056	7,989
Other accrued liabilities	11,724	13,666
Total current liabilities	231,299	157,888
Deferred revenue, net of current portion	35,337	35,495
Revolving credit facility	—	16,750
Term debt, net of current portion	—	66,354
Operating lease liabilities	10,079	10,169
Other long-term liabilities	12,522	11,370
Total liabilities	289,237	298,026
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 95,519 and 93,574 shares issued and outstanding	956	936
Additional paid-in capital	705,230	702,370
Accumulated deficit	(798,567)	(786,094)
Accumulated other comprehensive loss	(2,052)	(1,581)
Total stockholders’ deficit	(94,433)	(84,369)
Total liabilities and stockholders’ deficit	$194,804	$213,657
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
		Restated		Restated
Revenue:
Product	$42,947	$64,110	$101,522	$125,698
Service and subscription	30,505	32,977	61,458	66,782
Royalty	2,228	3,478	5,194	6,918
Total revenue	75,680	100,565	168,174	199,398
Cost of revenue:
Product	30,719	56,561	75,170	104,482
Service and subscription	12,225	14,745	24,628	29,850
Total cost of revenue	42,944	71,306	99,798	134,332
Gross profit	32,736	29,259	68,376	65,066
Operating expenses:
Sales and marketing	15,717	15,593	31,557	31,555
General and administrative	10,241	11,940	22,940	24,254
Research and development	9,152	10,546	20,065	22,671
Restructuring charges	1,338	921	2,667	1,646
Total operating expenses	36,448	39,000	77,229	80,126
Loss from operations	(3,712)	(9,741)	(8,853)	(15,060)
Other income (expense), net	367	2,431	(630)	3,182
Interest expense	(3,855)	(2,745)	(7,055)	(4,836)
Loss on debt extinguishment	—	—	—	(1,392)
Change in fair value of warrant liabilities	4,402	3,092	5,128	10,675
Net loss before income taxes	(2,798)	(6,963)	(11,410)	(7,431)
Income tax provision	533	461	1,063	872
Net loss	$(3,331)	$(7,424)	$(12,473)	$(8,303)

Net loss per share attributable to common stockholders - basic	$(0.04)	$(0.08)	$(0.13)	$(0.09)
Net loss per share attributable to common stockholders - diluted	$(0.04)	$(0.10)	$(0.13)	$(0.18)
Weighted average shares - basic	95,010	91,550	94,345	87,617
Weighted average shares - diluted	95,010	92,773	94,345	89,315

Net loss	$(3,331)	$(7,424)	$(12,473)	$(8,303)
Foreign currency translation adjustments, net	(720)	(1,298)	(471)	(2,574)
Total comprehensive loss	$(4,051)	$(8,722)	$(12,944)	$(10,877)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2023	2022
		Restated
Operating activities
Net loss	$(12,473)	$(8,303)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,295	5,133
Amortization of debt issuance costs	1,234	768
Loss on debt extinguishment	—	992
Provision for product and service inventories	892	9,946
Stock-based compensation	2,831	5,357
Change in fair value of warrant liabilities	(5,127)	(10,675)
Other non-cash	826	(2,918)
Changes in assets and liabilities:
Accounts receivable, net	21,109	8,264
Manufacturing inventories	(2,070)	416
Service parts inventories	(1,505)	(1,971)
Prepaid expenses	8	(1,208)
Accounts payable	(9,073)	293
Accrued restructuring charges	—	115
Accrued compensation	(1,946)	(2,949)
Deferred revenue	(9,269)	(20,933)
Other current assets	115	(486)
Other non-current assets	(2,354)	(349)
Other current liabilities	(1,602)	769
Other non-current liabilities	1,764	(196)
Net cash used in operating activities	(11,345)	(17,935)
Investing activities
Purchases of property and equipment	(3,925)	(7,795)
Deferred business acquisition payment	—	(2,000)
Net cash used in investing activities	(3,925)	(9,795)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	14,083	—
Repayments of long-term debt	(3,247)	(22,096)
Borrowings of credit facility	217,084	229,605
Repayments of credit facility	(213,082)	(226,240)
Proceeds from issuance of common stock, net	—	66,723
Net cash provided by financing activities	14,838	47,992
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	166
Net change in cash, cash equivalents and restricted cash	(421)	20,428
Cash, cash equivalents, and restricted cash at beginning of period	26,175	5,493
Cash, cash equivalents, and restricted cash at end of period	$25,754	$25,921
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,574	$25,698
Restricted cash, current	180	223
Cash and cash equivalents at the end of period	$25,754	$25,921
Supplemental disclosure of cash flow information
Cash paid for interest	$6,079	$4,114
Cash paid for income taxes, net	$831	$465
Non-cash transactions
Purchases of property and equipment included in accounts payable	$689	$548
Transfer of manufacturing inventory to services inventory	$(218)	$1,905
Transfer of manufacturing inventory to property and equipment	$172	$279
Paid-in-kind interest	$777	$319
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2022, As Restated	90,606	$907	$693,896	$(768,603)	$(2,699)	$(76,499)
Net loss	—	—	—	(7,424)	—	(7,424)
Foreign currency translation adjustments, net	—	—	—	—	(1,298)	(1,298)
Shares issued under employee stock purchase plan	300	2	469	—	—	471
Shares issued under employee incentive plans, net	1,252	13	(13)	—	—	—
Stock-based compensation	—	—	2,287	—	—	2,287
Rights offering expenses	—	—	(72)	—	—	(72)
Balance, September 30, 2022, As Restated	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)

Balance, June 30, 2023, As Restated	93,705	$938	$704,309	$(795,236)	$(1,332)	$(91,321)
Net loss	—	—	—	(3,331)	—	(3,331)
Foreign currency translation adjustments, net	—	—	—	—	(720)	(720)
Shares issued under employee incentive plans, net	1,814	18	(18)	—	—	—
Stock-based compensation	—	—	939	—	—	939
Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2022, As Restated	60,433	$605	$624,805	$(767,724)	$(1,423)	$(143,737)
Net loss	—	—	—	(8,303)	—	(8,303)
Foreign currency translation adjustments, net	—	—	—	—	(2,574)	(2,574)
Shares issued under employee stock purchase plan	300	3	469	—	—	472
Shares issued under employee incentive plans, net	1,425	14	(14)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,950	—	—	66,250
Stock-based compensation	—	—	5,357	—	—	5,357
Balance, September 30, 2022, As Restated	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)

Balance, March 31, 2023, As Restated	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(12,473)	—	(12,473)
Foreign currency translation adjustments, net	—	—	—	—	(471)	(471)
Shares issued under employee incentive plans, net	1,945	20	(20)	—	—	—
Warrants issued in connection with debt refinancing	—	—	49	—	—	49
Stock-based compensation	—	—	2,831	—	—	2,831
Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), is a leader in storing and managing digital video and other forms of unstructured data, delivering top streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Annual Report.

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2023, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three and six months ended September 30, 2023 and 2022.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Restatement of Previously Issued Consolidated Financial Statements

During the year ended March 31, 2024, the Company identified multiple prior period misstatements. In accordance with Staff Accounting Bulletins No. 99 (“SAB No. 99”) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended March 31, 2023 and 2022. Accordingly, the Company has restated the accompanying fiscal years ended March 31, 2023 and 2022 Consolidated Financial Statements for the fiscal years ended March 31, 2023 and 2022. See Note 12: Restatement of Previously Issued Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, inventory adjustments, useful lives of intangible assets and property and equipment, stock-

based compensation, fair value of warrants, and provision for income taxes including related reserves. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
			Restated				Restated
Americas[1]
Product revenue	25,493		43,085		62,128		83,318
Service and subscription	17,635		19,279		35,589		39,460
Total revenue	43,128	57%	62,364	63%	97,717	58%	122,778	62%

EMEA
Product revenue	11,975		13,052		27,823		28,740
Service and subscription	10,846		11,188		21,952		22,616
Total revenue	22,821	30%	24,240	24%	49,775	30%	51,356	26%

APAC
Product revenue	5,479		7,973		11,571		13,640
Service and subscription	2,024		2,510		3,917		4,706
Total revenue	7,503	10%	10,483	10%	15,488	9%	18,346	9%

Consolidated
Product revenue	42,947		64,110		101,522		125,698
Service and subscription	30,505		32,977		61,458		66,782
Royalty[2]	2,228	3%	3,478	3%	5,194	3%	6,918	3%
Total revenue	$75,680	100%	$100,565	100%	$168,174	100%	$199,398	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
			Restated				Restated
Primary storage systems	$17,058	23%	$11,410	11%	$28,507	17%	$29,060	15%
Secondary storage systems	20,340	27%	45,345	46%	61,912	36%	79,280	40%
Device and media	7,893	10%	8,999	9%	16,085	10%	20,602	10%
Service	28,161	37%	31,333	31%	56,476	34%	63,538	32%
Royalty	2,228	3%	3,478	3%	5,194	3%	6,918	3%
Total revenue[1]	$75,680	100%	$100,565	100%	$168,174	100%	$199,398	100%

1 Subscription revenue of $1.0 million and $0.9 million and $2.5 million and $1.8 million was allocated to Primary and Secondary storage systems for the three and six months ended September 30, 2023 and 2022, respectively.

Contract Balances

The following tables presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2023 and September 30, 2023 (in thousands):

March 31, 2023
As Restated
Deferred revenue	$115,302
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$83,113

September 30, 2023
Deferred revenue	$106,033
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$48,210

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) which is contracted but not recognized revenue was $135.7 million as of September 30, 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $135.7 million RPO at the end of the second quarter of fiscal 2024, we expect to recognize approximately 66% over the next 12 months, and the remainder over the next 13 to 60 months.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2023	$89,616	$46,037	$135,653

Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of March 31, 2023 and September 30, 2023 (in thousands):

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$107,331	$73,195	$34,030	$106
Subscription revenue	7,971	6,612	1,359	—
Total at March 31, 2023	$115,302	$79,807	$35,389	$106

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	99,163	65,942	27,454	$5,767
Subscription revenue	$6,870	$4,754	$1,614	$502
Total at September 30, 2023	$106,033	$70,696	$29,068	$6,269

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	September 30, 2023	March 31, 2023
Finished goods	$9,218	$6,958
Work in progress	961	1,304
Raw materials	11,197	11,179
Total manufacturing inventories	$21,376	$19,441

Service parts inventories

	September 30, 2023	March 31, 2023
Finished goods	$17,575	$19,834
Component parts	8,305	5,470
Total service parts inventories	$25,880	$25,304

Intangibles, net

	September 30, 2023			March 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(7,777)	$1,236	$9,013	$(6,269)	$2,744
Customer lists	4,398	(2,815)	1,583	4,398	(2,201)	2,197
Intangible assets, net	$13,411	$(10,592)	$2,819	$13,411	$(8,470)	$4,941

Intangible assets amortization expense was $1.0 million and $1.2 million and $2.1 million and $2.3 million for the three and six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.2 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

As of September 30, 2023, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2024	$1,331
2025	1,488
Thereafter	—
Total	$2,819

Goodwill

As of September 30, 2023 and March 31, 2023, goodwill was $13.0 million. There were no impairments to goodwill during the three and six months ended September 30, 2023 and 2022.

Other long-term assets
	September 30, 2023	March 31, 2023
Capitalized SaaS implementation costs for internal use	$14,538	$11,483
Capitalized debt costs	2,061	1,690
Contract asset	1,336	1,247
Deferred taxes	1,653	1,054
Other	886	372
Total other long-term assets	$20,474	$15,846

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Term Loan	$87,944	$74,667
PNC Credit Facility	21,450	16,750
Less: current portion	(104,131)	(5,000)
Less: unamortized debt issuance costs (1)	(5,263)	(3,313)
Long-term debt, net	$—	$83,104
(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying consolidated balance sheets.
On August 5, 2021, the Company entered into a senior secured term loan, as amended (the “2021 Term Loan”). Principal is payable at a rate per annum equal to (a) 2.5% of the original principal balance thereof during the first year following the closing date of the 2021 Term Loan and (b) 5% of the original principal balance thereof thereafter. Principal and interest payments are payable on a quarterly basis. Loans under the 2021 Term Loan designated as ABR Loans bear interest at a rate per annum equal to the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) the secured overnight financing rate ("SOFR") based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal, plus an applicable margin of 5.00%. Loans designated as SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 6.00% (the "Applicable Margin"). The SOFR Rate is subject to a floor of 0.75%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.
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
The Term Loan and PNC Credit Facility matures on August 5, 2026 under the terms of the related agreements. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, the Company expects to be in violation of its net leverage covenant as of the June 30, 2024 testing date and the violation will cause the outstanding Term Loan and PNC Credit Facility outstanding balances to become due as an event of default. As a result, the Company has classified the Term Loan and PNC Credit Facility as current liabilities in the accompanying consolidated balance sheet.
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
The June 2023 Amendment to the 2021 Term Loan was accounted for as a modification. The value of the June 2023 Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive loss. The June 2023 Amendment to the PNC Credit Facility was accounted for as a modification and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.
The Term Loan amendments and certain warrants issued to term lenders during fiscal 2023 and fiscal 2024 were entered into with certain entities managed by Pacific Investment Management Company, LLC ("PIMCO") which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Term Loan which totaled $15.8 million as of September 30, 2023 are payable at maturity.
As of September 30, 2023, the interest rate on the Term Loan was 11.50% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 10.25%. As of September 30, 2023, the PNC Credit Facility had an available borrowing base of $22.7 million, of which $1.3 million was available to borrow at that date.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	September 30, 2023	March 31, 2023
Operating lease right-of-use asset	$9,844	$10,291

Other accrued liabilities	1,116	1,364
Operating lease liability	10,079	10,169
Total operating lease liabilities	$11,195	$11,533

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$731	$1,003	$1,606	$2,029
Variable lease cost	60	179	182	337
Total lease cost	$791	$1,182	$1,788	$2,366

Maturity of Lease Liabilities	Operating Leases
Remainder of 2024	$1,252
2025	2,365
2026	2,010
2027	1,677
2028	1,501
Thereafter	13,274
Total lease payments	$22,079
Less: imputed interest	(10,884)
Present value of lease liabilities	$11,195

Lease Term and Discount Rate	September 30, 2023	March 31, 2023
Weighted average remaining operating lease term (years)	10.72	10.85
Weighted average discount rate for operating leases	12.7%	12.7%

Operating cash outflows related to operating leases totaled $1.6 million and $2.2 million for the six months ended September 30, 2023 and 2022, respectively.
NOTE 6: RESTRUCTURING CHARGES
During the quarters ending September 30, 2023 and 2022, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Severance and Benefits
Balance as of March 31, 2022	$—
Restructuring costs	1,352
Adjustments to prior estimates	62
Cash payments	(1,361)
Balance as of September 30, 2022	$53

Balance as of March 31, 2023	$—
Restructuring costs	2,667
Cash payments	(2,667)
Balance as of September 30, 2023	$—

NOTE 7: COMMON STOCK
Long-Term Incentive Plan
On July 25, 2023 the stockholders of the Company approved a new Long-Term incentive plan (“2023 LTIP”). The 2023 LTIP serves as the successor to our 2012 Long-Term Incentive Plan and provides for grants of performance share units, restricted stock units and stock options.
Warrants
In connection with a debt refinancing and debt amendment activities, the Company issued warrants to purchase shares of the Company’s common stock in December 2018 which are exercisable until December 27, 2028 (the "December 2018 Warrants") in June 2020 which are exercisable until June 16, 2030 (the "June 2020 Warrants") and in June 2023 which are exercisable until June 1, 2033 (the "June 2023 Warrants," and collectively with the December 2018 Warrants and June 2020 Warrants, the “Lender Warrants").

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	Total
September 30, 2023:
Exercise price	$1.33	$2.77	$1.00
Number shares under warrant(s)	7,131	3,683	1,250	12,064
Fair value	$2,376	$1,091	$589	$4,056
March 31, 2023:
Exercise price	$1.33	$2.79	n/a
Number shares under warrant(s)	7,111	3,656	n/a	10,767
Fair value	$5,447	$2,542	n/a	$7,989
The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities as of September 30, 2022 and 2023:

Balance at March 31, 2022	$18,237
Change in fair value of warrant liabilities	(10,674)
Balance at September 30, 2022	$7,563

Balance at March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(5,127)
Balance at September 30, 2023	$4,056

Upon exercise, the aggregate exercise price of the Lender Warrants may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Company’s common stock at the time of exercise. The exercise price and the number of shares underlying the Lender Warrants are subject to adjustment in the event of specified events, including dilutive issuances of equity instruments at a price lower than the exercise price of the respective warrants (the "Down Round Feature"), repricing of existing equity-linked instruments at a price lower than the exercise price of the respective warrants (the "Warrant Repricing Feature"), a subdivision or combination of the Company’s common stock, a reclassification of the Company’s common stock or specified dividend payments. The Company's warrants also have a provision that determines the potential stock price used when applying the Black-Scholes valuation model to determine the settlement price of the warrants in Successor Major Transactions ("SMT"), as defined in the respective warrant agreements, which include a change in control or liquidation (the "Warrant Settlement Price Provision"). The Warrant Settlement Price Provision requires the use of the greater of the closing price of the Company's common stock on the trading day immediately preceding the date on which an SMT is consummated, the closing market price of the Company's common stock following the first public announcement of an SMT or the closing market of the Company's common stock immediately preceding the announcement of an SMT. Due to these terms, equity classification was precluded, and these warrants are carried as liabilities at fair value.

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

NOTE 8: NET LOSS PER SHARE
The Company has stock options, performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan, as amended and restated on July 25, 2023 (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of the Company’s common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
		As Restated		As Restated
Numerator:
Net income (loss) attributable to common stockholders used in basic earnings per share	$(3,331)	$(7,424)	$(12,473)	$(8,303)
Add back: Excluded (gain) loss on assumed exercise of liability-classified common stock warrants during the period	—	(2,170)	—	(7,668)
Net loss attributable to common stockholders used in diluted earnings per share	$(3,331)	$(9,594)	$(12,473)	$(15,971)

Denominator:
Weighted average common shares outstanding used in basic earnings per share	95,010	91,550	94,345	87,617
Incremental common shares from:
Assumed exercise of dilutive warrants	—	1,223	—	1,698
Weighted average common shares outstanding used in diluted earnings per share	95,010	92,773	94,345	89,315

Net income (loss) per share attributable to common stockholders - Basic	$(0.04)	$(0.08)	$(0.13)	$(0.09)
Net income (loss) per share attributable to common stockholders - Diluted	$(0.04)	$(0.10)	$(0.13)	$(0.18)
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
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Stock Awards	248	2,110	492	2,480
Warrants	12,164	3,706	12,164	3,706

The Company had outstanding market based restricted stock units as of September 30, 2023 that were eligible to vest into shares of the Company’s common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 0.2 million shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of September 30, 2023.

NOTE 9: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2023 was (19.0)% and (9.3)%, respectively, as compared to (6.6)% and (11.7)%, respectively, for the three and six months ended September 30, 2022. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2023, including interest and penalties, the Company had $98.2 million of unrecognized tax benefits, $79.5 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2023, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2023, $90.5 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheet and $7.7 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $5.6 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $4.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.8 million.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2023, the Company had issued non-cancelable commitments for $26.9 million to purchase inventory from its contract manufacturers and suppliers.

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

Arrow Electronics Matter
On July 27, 2023, Arrow Electronics, Inc., an electronics component distributor filed a lawsuit in federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.6 million in damages. Quantum has filed a responsive pleading, which denies the allegation in the complaint. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

Other Commitments
Additionally, from time to time, the Company is party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairment charges were recognized for non-financial assets in the six months ended September 30, 2023 and 2022. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at September 30, 2023. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	September 30,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$87,944	$87,944	$77,167	$77,167
PNC Credit Facility	21,450	21,450	21,500	21,500

NOTE 12: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As described in Note 1: Description of Business and Significant Accounting Policies, and as further described below, in November 2023, the Company determined that it was necessary to re-evaluate its application of standalone selling price under Topic 606. The Company concluded that its application of Topic 606 related to standalone selling price was inconsistent with the generally accepted application of the guidance. The Company’s management reperformed the determination of standalone selling price with the support of external advisors, and the resulting calculations have been applied to the revenue allocations in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022. The Company additionally identified contractual terms contained within outstanding warrant agreements issued to its prior and current lenders in 2018, 2020 and 2023, which required further evaluation under Topic 815. After consulting with external advisors and completing an extensive review process, management concluded that the classification of warrants as equity was not consistent with Topic 815 and has restated them as a liability. This also resulted in the requirement to account for the change in the fair value of the warrants through the Statement of Operations. As a result of these errors, the Company is restating the financial statements for the quarter ended September 30, 2022.
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

The net impact of the restatement on our quarterly and year-to-date unaudited condensed financial statements for the quarter ended September 30, 2022 is as follows:

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

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended
	September 30, 2022
	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$62,967	$1,143	(a)	$64,110
Service and subscription	32,692	285	(a)	32,977
Royalty	3,478	—		3,478
Total revenue	99,137	1,428		100,565
Cost of revenue
Product	56,561	—		56,561
Service and subscription	14,745	—		14,745
Total cost of revenue	71,306	—		71,306
Gross profit	27,831	1,428		29,259
Operating expenses
Sales and marketing	15,593	—		15,593
General and administrative	11,940	—		11,940
Research and development	10,546	—		10,546
Restructuring charges	921	—		921
Total operating expenses	39,000	—		39,000
Income (loss) from operations	(11,169)	1,428		(9,741)
Other income, net	2,431	—		2,431
Interest expense	(2,745)	—		(2,745)
Change in fair value of warrant liability	—	3,092	(b)	3,092
Loss on debt extinguishment, net	—	—		—
Net income (loss) before income taxes	(11,483)	4,520		(6,963)
Income tax provision	461	—		461
Net income (loss)	$(11,944)	$4,520		$(7,424)
Deemed dividend on warrants	—	—		—
Net income (loss) attributable to common stockholders	$(11,944)	$4,520		$(7,424)

Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.13)	$0.05		$(0.08)
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.13)	$0.03		$(0.10)
Weighted average shares - basic and diluted	91,550	91,550		91,550
Weighted average shares - basic and diluted	91,550	92,773		92,773

Net income (loss) attributable to common stockholders	$(11,944)	$4,520		$(7,424)
Foreign currency translation adjustments, net	(1,298)	—		(1,298)
Total comprehensive income (loss)	$(13,242)	$4,520		$(8,722)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(22,164)	$13,861	(a) (b)	$(8,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,133	—		5,133
Amortization of debt issuance costs	768	—		768
Long-term debt related costs	992	—		992
Provision for manufacturing and service inventories	9,946	—		9,946
Gain on PPP loan extinguishment	—	—		—
Stock-based compensation	5,357	—		5,357
Change in fair value of warrant liabilities	—	(10,675)	(b)	(10,675)
Other non-cash	(2,918)	—		(2,918)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,264	—		8,264
Manufacturing inventories	416	—		416
Service parts inventories	(1,971)	—		(1,971)
Accounts payable	293	—		293
Prepaid expenses	(1,208)	—		(1,208)
Deferred revenue	(17,747)	(3,186)	(a)	(20,933)
Accrued restructuring charges	115	—		115
Accrued compensation	(2,949)	—		(2,949)
Other assets	(835)	—		(835)
Other liabilities	573	—		573
Net cash used in operating activities	(17,935)	—		(17,935)
Investing activities
Purchases of property and equipment	(7,795)	—		(7,795)
Business acquisitions	(2,000)	—		(2,000)
Net cash used in investing activities	(9,795)	—		(9,795)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(22,096)	—		(22,096)
Borrowings of credit facility	229,605	—		229,605
Repayments of credit facility	(226,240)	—		(226,240)
Proceeds from issuance of common stock	66,723	—		66,723
Net cash provided by financing activities	47,992	—		47,992
Effect of exchange rate changes on cash and cash equivalents	166	—		166
Net change in cash, cash equivalents, and restricted cash	20,428	—		20,428
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$25,921	$—		$25,921
Supplemental disclosure of cash flow information
Cash paid for interest	$4,114	$—		$4,114
Cash paid for income taxes, net of refunds	$465	$—		$465
Non-cash transactions
Purchases of property and equipment included in accounts payable	$548	$—		$548
Transfer of manufacturing inventory to services inventory	$1,905	$—		$1,905
Transfer of manufacturing inventory to property and equipment	$279	$—		$279
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$25,698	$—		$25,698
Restricted cash, current	223	—		223
Total cash, cash equivalents and restricted cash at the end of period	$25,921	$—		$25,921

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2022, As Restated	90,606	$907	$693,896	$(768,603)	$(2,699)	$(76,499)
Activity, As Reported	1,552	15	2,671	(11,944)	(1,298)	(10,556)
Adjustments	—	—	—	4,520	—	4,520
Balance, September 30, 2022	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)

Six Months Ended
Balance, March 31, 2022, As restated	60,433	$605	$624,805	$(767,724)	$(1,423)	$(143,737)
Activity, As Reported	31,725	317	71,762	(22,164)	(2,574)	47,341
Adjustments	—	—	—	13,861	—	13,861
Balance, September 30, 2022	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)

NOTE 13: SUBSEQUENT EVENTS
Debt Amendments
Since September 30, 2023, the Company has entered into a series of debt amendments and the detail of which are as follows:
•On November 10, 2023, the Company entered into amendments to the Credit Agreements which among other things, waived compliance with respect to its financials for the second quarter of fiscal 2024 while the Company re-evaluates its methodology for accounting under ASC 606.
•On November 13, 2023, the Company entered into amendments to the Credit Agreements which among other things, waived compliance with respect to its financials for the second quarter of fiscal 2024 while the Company re-evaluates its methodology for accounting under ASC 606.
•On February 14, 2024, the Company entered into amendments to the Credit Agreements which among other things, waived compliance with the total net leverage ratio financial covenant, required the Company to take certain actions and make substantial progress on certain business initiatives by specified dates and requires the Company to provide certain informational updates and advisor access to the lenders. Full details were disclosed in our 8-K filed on February 20, 2024.
•On March 22, 2024, the Company entered into amendments to the Credit Agreements which among other things, permitted the sale of certain assets by the Company and required that certain proceeds from the sale of such assets be applied to partially prepay the outstanding term loans. Full details were disclosed in our 8-K filed on March 25, 2024.
•On May 24, 2024, the Company entered into amendments to the Credit Agreements which, among other things, waived compliance with the Company's net leverage covenant as of March 31, 2024 as well as any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. Full details were disclosed in our 8-K filed on May 29, 2024. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at a purchase price of $0.46.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending September 30, 2023 and September 30, 2022 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Part II, Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended September 30, 2022 and September 30, 2021, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 2, 2022, and incorporated herein by reference.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
		Restated		Restated
Total revenue	$75,680	$100,565	$168,174	$199,398
Total cost of revenue (1)	42,944	71,306	99,798	134,332
Gross profit	32,736	29,259	68,376	65,066

Operating expenses
Sales and marketing (1)	15,717	15,593	31,557	31,555
General and administrative (1)	10,241	11,940	22,940	24,254
Research and development (1)	9,152	10,546	20,065	22,671
Restructuring charges (1)	1,338	921	2,667	1,646
Total operating expenses	36,448	39,000	77,229	80,126
Loss from operations	(3,712)	(9,741)	(8,853)	(15,060)
Other income (expense), net	367	2,431	(630)	3,182
Interest expense	(3,855)	(2,745)	(7,055)	(4,836)
Change in fair value of warrant liabilities	4,402	3,092	5,128	10,675
Loss on debt extinguishment	—	—	—	(1,392)
Net loss before income taxes	(2,798)	(6,963)	(11,410)	(7,431)
Income tax provision	533	461	1,063	872
Net loss	$(3,331)	$(7,424)	$(12,473)	$(8,303)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$190	$322	$382	$632
Research and development	243	98	665	1,257
Sales and marketing	172	770	639	1,221
General and administrative	334	1,097	1,145	2,247
Total	$939	$2,287	$2,831	$5,357

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
			Restated
Product revenue	$42,947	57%	$64,110	64%	$(21,163)	(33)%
Service and subscription	30,505	40%	32,977	33%	(2,472)	(7)%
Royalty	2,228	3%	3,478	3%	(1,250)	(36)%
Total revenue	$75,680	100%	$100,565	100%	$(24,885)	(25)%
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

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
			Restated
Product	$12,228	28.5%	$7,550	11.8%	$4,678	1,670
Service and subscription	18,280	59.9%	18,231	55.3%	49	460
Royalty	2,228	100.0%	3,478	100.0%	(1,250)	—
Gross profit	$32,736	43.3%	$29,259	29.1%	$3,477	1,420
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
In the three months ended September 30, 2023, sales and marketing expenses increased $0.1 million, or 1%, as compared with the same period in 2022. Overall costs remain relatively flat as we pivot existing sales and marketing investment towards high-growth markets.
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

Loss on Debt Extinguishment
There were no debt extinguishments in the three months ended September 30, 2023 and 2022.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2023	% of pretax income	2022	% of pretax income	$ Change	% Change
			Restated
Income tax provision	$533	(19)%	$461	(7)%	$72	16%
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

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2023	Gross margin %	2022	Gross margin %	$ Change	Basis point change
			Restated
Product	$26,353	26.0%	$21,216	16.9%	$5,137	910
Service and subscription	36,830	59.9%	36,932	55.3%	(102)	460
Royalty	5,194	100.0%	6,918	100.0%	(1,724)	—
Gross profit	$68,377	40.7%	$65,066	32.6%	$3,311	810
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
In the six months ended September 30, 2023, general and administrative expense increased $1.3 million, or 5%, compared with the same period in 2022. This increase was largely driven by a reduced facilities footprint, as well as other cost reduction efforts across the business.
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

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2023	% of pretax income	2022	% of pretax income	$ Change	% Change
			Restated
Income tax provision	$1,063	(9)%	$872	(12)%	$191	22%
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

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our revolving credit facility agreement with PNC Bank, as amended (the “PNC Credit Facility”). We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.
We had cash and cash equivalents of $25.6 million as of September 30, 2023, which consisted primarily of bank deposits and money market accounts. As of September 30, 2023, our total outstanding Term Loan debt was $87.9 million and PNC Credit Facility borrowings were $21.5 million. As of September 30, 2023 we had $1.3 million available to borrow under the PNC Credit Facility.
We are subject to various debt covenants under our debt agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Indebtedness” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(11,345)	$(17,935)
Investing activities	(3,925)	(9,795)
Financing activities	14,838	47,992
Effect of exchange rate changes	11	166
Net increase (decrease) in cash and cash equivalents and restricted cash	$(421)	$20,428

Cash Used In Operating Activities

Net cash used in operating activities was $11.3 million for the six months ended September 30, 2023. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $6.9 million in addition to cash used from working capital changes.

Net cash used in operating activities was $17.9 million for the six months ended September 30, 2022. This use of cash was primarily attributable to a decrease in deferred revenue of $20.9 million.

Cash Used in Investing Activities

Net cash used in investing activities was $3.9 million in the six months ended September 30, 2023, which was attributable to capital expenditures.

Net cash used in investing activities was $9.8 million in the six months ended September 30, 2022, which was primarily attributable to capital expenditures of $7.8 million and a $2.0 million deferred business acquisition payment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $14.8 million for the six months ended September 30, 2023, which was related primarily to borrowings on our Term Loan of $14.1 million net of issuance costs.

Net cash provided by financing activities was $48.0 million for the six months ended September 30, 2022, which was related primarily to $66.0 million of net cash received from the rights offering of 30 million shares of our common stock offset by a $20.0 million prepayment of our term debt and a term debt principal amortization and amendment fee payments of $1.9 million.

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

Off Balance Sheet Arrangements

Except for the indemnification commitments described under “Commitments and Contingencies” above, we do not currently have any other off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our financial statements. There have not been any material changes to the contractual obligations disclosed in the Annual Report.
Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in this Quarterly Report and in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K, which such section is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer have determined, that the condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with GAAP.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the preparation of our interim condensed consolidated financial statements for the quarter ended September 30, 2023, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for the application of standalone selling price under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“Topic 606”). Specifically, the Company did not have adequate controls in place to conclude on the application of standalone selling price consistent with the generally accepted application of the guidance in Topic 606. The absence of adequate controls with respect to the application of standalone selling price materially impacted the accuracy of the Company’s revenue allocations for the quarter ended September 30, 2023.

Additionally, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for warrant agreements under Accounting Standards Codification Topic 815 Contracts in Entity's Own Equity (“Topic 815”). Specifically, the Company did not have adequate controls in place to accurately evaluate and classify warrants consistent with Topic 815. The absence of adequate controls with respect to the classification of warrants resulted in warrants being classified as equity and not as liability, which materially impacted the accuracy of the Company’s presentation for the quarter ended September 30, 2023.

Further, the Company identified a material weakness in its internal control over financial reporting as effective controls were not maintained over the accuracy of the inputs in the sales order entry process. Specifically, the Company did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. The control deficiency did not result in a misstatement; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the interim consolidated financial statements for the quarter ended September 30, 2023 that would not be prevented or detected.

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10: Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

ITEM 1A. RISK FACTORS
There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in the Annual Report. You should consider carefully these factors, together with all of the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1#	Quantum Corporation 2023 Long-Term Incentive Plan	10-K	6/28/24	10.32
10.2#	Quantum Corporation Employee Stock Purchase Plan	10-K	6/28/24	10.33
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

September 5, 2024	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

September 5, 2024	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer
(Principal Financial Officer)