Form 10-Q
period 2023-12-31
QUANTUM CORP /DE/
filed 2024-09-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
For the Quarter Ended December 31, 2023

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains our restated condensed consolidated financial statements for the three and nine months ended December 31, 2023. The financial results contained in this Quarterly Report were presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”) and filed with the Securities and Exchange Commission on June 28, 2024. This Quarterly Report does not reflect events occurring after the filing of the Annual Report, or modify or update those disclosures affected by subsequent events, which is described in more detail below. We are separately filing this Quarterly Report in order to become eligible to utilize registration statements on Form S-8, including those registration statements on Form S-8 that we have previously filed.

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
During the three months period ended December 31, 2023 (the quarterly period covered by this Quarterly Report), we were an accelerated filer. In preparation of the Annual Report, we re-evaluated our filer status and determined that we were a non-accelerated filer as of the end of the period covered by the Annual Report. The cover page of this Quarterly Report reflects our current status as a non-accelerated filer as of the date that we are filing this Quarterly Report with the Securities and Exchange Commission.

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

This Quarterly Report for the quarter ended December 31, 2023 includes the following information, in addition to Consolidated Balance Sheet as of December 31, 2023, and the related Consolidated Statement of Operations and Comprehensive Income (Loss), Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the quarter ended December 31, 2023:
a)    Restated Consolidated Financial Statements as of and for the year ended March 31, 2023;
b)    Restated and unaudited interim Condensed Consolidated Financial Information for the quarter ended December 31, 2022;
c)    Unaudited interim Condensed Consolidated Financial Information for the quarter ended December 31, 2023; and
d)    Amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to the quarter ended December 31, 2022.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2023	March 31, 2023
Assets		Restated
Current assets:
Cash and cash equivalents	$24,377	$25,963
Restricted cash	172	212
Accounts receivable, net of allowance for credit losses of $21 and $201, respectively	60,020	72,464
Manufacturing inventories	20,409	19,441
Service parts inventories	25,423	25,304
Prepaid expenses	3,763	4,158
Other current assets	7,224	5,513
Total current assets	141,388	153,055
Property and equipment, net	13,251	16,555
Intangible assets, net	1,986	4,941
Goodwill	12,969	12,969
Right-of-use assets, net	9,625	10,291
Other long-term assets	19,986	15,846
Total assets	$199,205	$213,657
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$22,426	$35,716
Accrued compensation	15,286	15,710
Deferred revenue, current portion	73,240	79,807
Term debt, current portion	82,587	5,000
Revolving credit facility	32,000	—
Warrant liabilities	1,843	7,989
Other accrued liabilities	13,854	13,666
Total current liabilities	241,236	157,888
Deferred revenue, net of current portion	37,281	35,495
Revolving credit facility	—	16,750
Long-term debt, net of current portion	—	66,354
Operating lease liabilities	9,885	10,169
Other long-term liabilities	12,734	11,370
Total liabilities	301,136	298,026
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 95,850 and 93,574 shares issued and outstanding	959	936
Additional paid-in capital	706,133	702,370
Accumulated deficit	(808,436)	(786,094)
Accumulated other comprehensive loss	(587)	(1,581)
Total stockholders’ deficit	(101,931)	(84,369)
Total liabilities and stockholders’ deficit	$199,205	$213,657
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
		Restated		Restated
Revenue:
Product	$37,113	$77,494	$138,635	$203,192
Service and subscription	32,771	33,155	94,229	99,937
Royalty	2,042	2,826	7,235	9,744
Total revenue	71,926	113,475	240,099	312,873
Cost of revenue:
Product	30,044	58,528	105,214	163,010
Service and subscription	12,701	12,379	37,329	42,229
Total cost of revenue	42,745	70,907	142,543	205,239
Gross profit	29,181	42,568	97,556	107,634
Operating expenses:
Sales and marketing	14,244	16,339	45,800	47,894
General and administrative	11,893	10,969	34,833	35,223
Research and development	8,763	11,254	28,828	33,925
Restructuring charges	497	(41)	3,164	1,605
Total operating expenses	35,397	38,521	112,625	118,647
Income (loss) from operations	(6,216)	4,047	(15,069)	(11,013)
Other income (expense), net	(1,419)	(544)	(2,049)	2,638
Interest expense	(3,937)	(2,701)	(10,992)	(7,537)
Change in fair value of warrant liabilities	2,213	4	7,341	10,678
Loss on debt extinguishment	—	—	—	(1,392)
Net income (loss) before income taxes	(9,359)	806	(20,769)	(6,626)
Income tax provision	510	693	1,573	1,564
Net income (loss)	$(9,869)	$113	$(22,342)	$(8,190)

Net income (loss) per share - basic	$(0.10)	$0.00	$(0.24)	$(0.10)
Net income (loss) per share - diluted	$(0.10)	$0.00	$(0.24)	$(0.18)
Weighted average shares - basic	95,806	92,752	94,834	89,335
Weighted average shares - diluted	95,806	92,752	94,834	90,440

Net income (loss)	$(9,869)	$113	$(22,342)	$(8,190)
Foreign currency translation adjustments, net	1,465	1,480	994	(1,094)
Total comprehensive income (loss)	$(8,404)	$1,593	$(21,348)	$(9,284)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2023	2022
		Restated
Operating activities
Net loss	$(22,342)	$(8,190)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,593	7,235
Amortization of debt issuance costs	1,948	1,201
Loss on debt extinguishment	—	992
Provision for product and service inventories	3,328	11,334
Stock-based compensation	3,741	8,340
Change in fair value of warrant liabilities	(7,340)	(10,678)
Other non-cash	3,010	(3,193)
Changes in assets and liabilities:
Accounts receivable, net	12,616	(3,367)
Manufacturing inventories	(3,099)	(9,352)
Service parts inventories	(1,520)	(2,671)
Prepaid expenses	394	654
Accounts payable	(13,226)	7,015
Accrued restructuring charges	—	130
Accrued compensation	(425)	(614)
Deferred revenue	(4,780)	(19,817)
Other current assets	(1,698)	(2,812)
Other non-current assets	(1,532)	1,357
Other current liabilities	569	2,540
Other non-current liabilities	2,036	300
Net cash used in operating activities	(20,727)	(19,596)
Investing activities
Purchases of property and equipment	(5,025)	(10,644)
Deferred business acquisition payment	—	(2,000)
Net cash used in investing activities	(5,025)	(12,644)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	14,083	—
Repayments of long-term debt	(4,497)	(23,346)
Borrowings of credit facility	318,223	363,103
Repayments of credit facility	(303,671)	(353,502)
Proceeds from issuance of common stock, net	—	66,718
Net cash provided by financing activities	24,138	52,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	21
Net change in cash, cash equivalents and restricted cash	(1,626)	20,754
Cash, cash equivalents, and restricted cash at beginning of period	26,175	5,493
Cash, cash equivalents, and restricted cash at end of period	$24,549	$26,247
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$24,377	$26,028
Restricted cash, current	172	219
Cash and cash equivalents at the end of period	$24,549	$26,247
Supplemental disclosure of cash flow information
Cash paid for interest	$9,154	$6,270
Cash paid for income taxes, net	$1,136	$837
Non-cash transactions
Purchases of property and equipment included in accounts payable	$164	$1,198
Transfer of manufacturing inventory to services inventory	$75	$2,308
Transfer of manufacturing inventory to property and equipment	$205	$264
Paid-in-kind interest	$1,401	$319
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2022, As Restated	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)
Net income	—	—	—	113	—	113
Foreign currency translation adjustments, net	—	—	—	—	1,480	1,480
Shares issued under employee incentive plans, net	625	6	(6)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Rights offering expenses	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,981	—	—	2,981
Balance, December 31, 2022, As Restated	93,144	$932	$699,536	$(775,914)	$(2,517)	$(77,963)

Balance, September 30, 2023	95,519	$956	$705,230	$(798,567)	$(2,052)	$(94,433)
Net loss	—	—	—	(9,869)	—	(9,869)
Foreign currency translation adjustments, net	—	—	—	—	1,465	1,465
Shares issued under employee incentive plans, net	331	3	(3)	—	—	—
Stock-based compensation	—	—	906	—	—	906
Balance, December 31, 2023	95,850	$959	$706,133	$(808,436)	$(587)	$(101,931)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2022, As Restated	60,433	$605	$624,805	$(767,724)	$(1,423)	$(143,737)
Net loss	—	—	—	(8,190)	—	(8,190)
Foreign currency translation adjustments, net	—	—	—	—	(1,094)	(1,094)
Shares issued under employee stock purchase plan	300	3	469	—	—	472
Shares issued under employee incentive plans, net	2,050	20	(20)	—	—	—
Shares issued in connection with business acquisition	361	4	(4)	—	—	—
Shares issued in connection with rights offering, net	30,000	300	65,946	—	—	66,246
Stock-based compensation	—	—	8,340	—	—	8,340
Balance, December 31, 2022, As Restated	93,144	$932	$699,536	$(775,914)	$(2,517)	$(77,963)

Balance, March 31, 2023, As Restated	93,574	$936	$702,370	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(22,342)	—	(22,342)
Foreign currency translation adjustments, net	—	—	—	—	994	994
Shares issued under employee incentive plans, net	2,276	23	(23)	—	—	—
Warrants issued in connection with debt refinancing	—	—	49	—	—	49
Stock-based compensation	—	—	3,737	—	—	3,737
Balance, December 31, 2023	95,850	$959	$706,133	$(808,436)	$(587)	$(101,931)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included within the Annual Report.

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2023, the results of operations and comprehensive income (loss), statements of cash flows, and changes in stockholders’ deficit for the three and nine months ended December 31, 2023 and 2022.

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

Recently Issued but not Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 2: REVENUE
Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
			Restated				Restated
Americas[1]
Product revenue	16,159		50,970		78,287		134,287
Service and subscription	18,282		19,590		53,871		59,049
Total revenue	34,441	47%	70,560	63%	132,158	55%	193,336	62%

EMEA
Product revenue	14,786		18,463		42,609		47,203
Service and subscription	12,282		11,462		34,234		34,079
Total revenue	27,068	38%	29,925	26%	76,843	32%	81,282	26%

APAC
Product revenue	6,168		8,061		17,739		21,702
Service and subscription	2,207		2,103		6,124		6,809
Total revenue	8,375	12%	10,164	9%	23,863	10%	28,511	9%

Consolidated
Product revenue	37,113		77,494		138,635		203,192
Service and subscription	32,771		33,155		94,229		99,937
Royalty[2]	2,042	3%	2,826	2%	7,235	3%	9,744	3%
Total revenue	$71,926	100%	$113,475	100%	$240,099	100%	$312,873	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	%	2022	%	2023	%	2022	%
			Restated				Restated
Primary storage systems	$12,887	18%	$17,196	15%	$41,394	17%	$46,255	15%
Secondary storage systems	20,206	28%	52,156	47%	82,118	34%	131,435	42%
Device and media	7,716	11%	10,475	9%	23,801	10%	31,077	10%
Service	29,075	40%	30,822	27%	85,551	36%	94,362	30%
Royalty	2,042	3%	2,826	2%	7,235	3%	9,744	3%
Total revenue[1]	$71,926	100%	$113,475	100%	$240,099	100%	$312,873	100%

1 Subscription revenue of $2.3 million and $1.5 million and $4.8 million and $3.3 million was allocated to Primary and Secondary storage systems for the three and nine months ended December 31, 2023 and 2022, respectively.

Contract Balances

The following tables presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2023 and December 31, 2023 (in thousands):

March 31, 2023
As Restated
Deferred revenue	$115,302
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$83,113

December 31, 2023
Deferred revenue	$110,521
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	65,650

Remaining Performance Obligations

Total remaining performance obligations (“RPO”), which is contracted but not recognized revenue, was $137.7 million as of December 31, 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $137.7 million RPO at the end of the third quarter of fiscal 2024, we expect to recognize approximately 66% over the next 12 months, and the remainder over the next 13 to 60 months.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2023	$91,444	$46,213	$137,657

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of March 31, 2023 and December 31, 2023 (in thousands):

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$107,331	$73,195	$34,030	$106
Subscription revenue	7,971	6,612	1,359	—
Total at March 31, 2023	$115,302	$79,807	$35,389	$106

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$101,386	$67,906	$28,025	$5,455
Subscription revenue	9,135	5,334	2,621	1,180
Total at December 31, 2023	$110,521	$73,240	$30,646	$6,635

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	December 31, 2023	March 31, 2023
Finished goods	$9,048	$6,958
Work in progress	830	1,304
Raw materials	10,531	11,179
Total manufacturing inventories	$20,409	$19,441

Service parts inventories

	December 31, 2023	March 31, 2023
Finished goods	$17,330	$19,834
Component parts	8,093	5,470
Total service parts inventories	$25,423	$25,304

Intangibles, net

	December 31, 2023			March 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(8,318)	$695	$9,013	$(6,269)	$2,744
Customer lists	4,398	(3,107)	1,291	4,398	(2,201)	2,197
Intangible assets, net	$13,411	$(11,425)	$1,986	$13,411	$(8,470)	$4,941

Intangible assets amortization expense was $0.8 million and $0.7 million and $3.0 million and $3.1 million for the three and nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 1.1 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

As of December 31, 2023, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2024	$480
2025	1,506
Thereafter	—
Total	$1,986

Goodwill

As of December 31, 2023 and March 31, 2023, goodwill was $13.0 million. There were no impairments to goodwill during the three and nine months ended December 31, 2023 and 2022.

Other long-term assets
	December 31, 2023	March 31, 2023
Capitalized SaaS implementation costs for internal use	$14,480	$11,483
Capitalized debt costs	1,879	1,690
Contract asset	1,448	1,247
Deferred taxes	1,678	1,054
Other	501	372
Total other long-term assets	$19,986	$15,846

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Term Loan	$87,318	$74,667
PNC Credit Facility	32,000	16,750
Less: current portion	(114,587)	(5,000)
Less: unamortized debt issuance costs (1)	(4,731)	(3,313)
Long-term debt, net	$—	$83,104
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
The June 2023 Amendment to the 2021 Term Loan was accounted for as a modification. The value of the June 2023 Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive income (loss). The June 2023 Amendment to the PNC Credit Facility was accounted for as a modification and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.
The Term Loan amendments and certain warrants issued to term lenders during fiscal 2023 and fiscal 2024 were entered into with certain entities managed by Pacific Investment Management Company, LLC ("PIMCO") which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Term Loan which totaled $16.4 million as of December 31, 2023 are payable at maturity.
On November 10, 2023, the Company entered into amendments to the Credit Agreements which among other things, waives compliance with respect to it’s financials for the second quarter of fiscal 2024 while the Company re-evaluates its methodology for accounting under ASC 606. On November 13, 2023, the Company entered into amendments to the Credit Agreements which among other things, waives compliance with respect to it’s financials for the second quarter of fiscal 2024 while the Company re-evaluates its methodology for accounting under ASC 606.
As of December 31, 2023, the interest rate on the Term Loan was 11.65% and the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 15.65%. As of December 31, 2023, the PNC Credit Facility had an available borrowing base of $32.2 million, of which $0.2 million was available to borrow at that date.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	December 31, 2023	March 31, 2023
Operating lease right-of-use asset	$9,625	$10,291

Other accrued liabilities	1,193	1,364
Operating lease liability	9,885	10,169
Total operating lease liabilities	$11,047	$11,533

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$710	$994	$2,316	$3,023
Variable lease cost	51	176	233	513
Total lease cost	$761	$1,170	$2,549	$3,536

Maturity of Lease Liabilities	Operating Leases
2025	$633
2026	2,422
2027	2,059
2028	1,709
2029	1,511
Thereafter	13,275
Total lease payments	$21,609
Less: imputed interest	(10,562)
Present value of lease liabilities	$11,047

Lease Term and Discount Rate	December 31, 2023	March 31, 2023
Weighted average remaining operating lease term (years)	10.60	10.85
Weighted average discount rate for operating leases	12.7%	12.7%

Operating cash outflows related to operating leases totaled $2.3 million and $2.4 million for the nine months ended December 31, 2023 and 2022, respectively.

NOTE 6: RESTRUCTURING CHARGES
During the quarters ending December 31, 2023 and 2022, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Severance and Benefits
Balance as of March 31, 2022	$—
Restructuring costs	1,356
Adjustments to prior estimates	61
Cash payments	(1,417)
Balance as of December 31, 2022	$—

Balance as of March 31, 2023	$—
Restructuring costs	3,164
Cash payments	(3,164)
Balance as of December 31, 2023	$—

NOTE 7: COMMON STOCK
Long-Term Incentive Plan
On July 25, 2023 the stockholders of the Company approved a new Long-Term Incentive Plan (“2023 LTIP”). The 2023 LTIP serves as the successor to our 2012 Long-Term Incentive Plan and provides for grants of performance share units, restricted stock units and stock options.
Warrants
In connection with a debt refinancing and debt amendment activities, the Company issued warrants to purchase shares of the Company’s common stock in December 2018 which are exercisable until December 27, 2028 (the "December 2018 Warrants”), in June 2020 which are exercisable until June 16, 2030 (the "June 2020 Warrants") and in June 2023 which are exercisable until June 1, 2033 (the "June 2023 Warrants,” and collectively with the December 2018 Warrants and June 2020 Warrants, the “Lender Warrants").

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	Total
December 31, 2024:
Exercise price	$1.33	$2.77	$1.00
Number shares under warrant(s)	7,131	3,683	1,250	12,064
Fair value	$1,024	$514	$305	$1,843
March 31, 2023:
Exercise price	$1.33	$2.79	n/a
Number shares under warrant(s)	7,111	3,656	n/a	10,767
Fair value	$5,447	$2,542	n/a	$7,989
The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities as of December 31, 2022 and 2023:

Balance at March 31, 2022	$18,237
Issuance of warrants	—
Change in fair value of warrant liabilities	(10,678)
Balance at December 31, 2022	$7,559

Balance at March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(7,340)
Balance at December 31, 2023	$1,843

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
		As Restated		As Restated
Numerator:
Net income (loss) attributable to common stockholders used in basic earnings per share	$(9,869)	$113	$(22,342)	$(8,190)
Add back: Excluded (gain) loss on assumed exercise of liability-classified common stock warrants during the period	—	—	—	(7,652)
Net income (loss) attributable to common stockholders used in diluted earnings per share	$(9,869)	$113	$(22,342)	$(15,842)

Denominator:
Weighted average common shares outstanding used in basic earnings per share	95,806	92,752	94,834	89,335
Incremental common shares from:
Assumed exercise of dilutive warrants	—	—	—	1,105
Weighted average common shares outstanding used in diluted earnings per share	95,806	92,752	94,834	90,440

Net income (loss) per share attributable to common stockholders - Basic	$(0.10)	$0.00	$(0.24)	$(0.10)
Net income (loss) per share attributable to common stockholders - Diluted	$(0.10)	$0.00	$(0.24)	$(0.18)
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
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Stock Awards	7	2,110	331	2,480
Warrants	12,164	3,706	12,164	3,706

The Company had outstanding market based restricted stock units as of December 31, 2023 that were eligible to vest into shares of the Company’s common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 7,468 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of December 31, 2023.

NOTE 9: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2023 was (5.5)% and (7.6)%, respectively, as compared to 86.0% and (23.6)%, respectively, for the three and nine months ended December 31, 2022. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2023, including interest and penalties, the Company had $98.8 million of unrecognized tax benefits, $80.0 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2023, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.4 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2023, $90.9 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheet and $7.9 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $5.5 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $4.7 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.8 million.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2023, the Company had issued non-cancelable commitments for $28.3 million to purchase inventory from its contract manufacturers and suppliers.

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

Arrow Electronics Matter
On July 27, 2023, Arrow Electronics, Inc., an electronics component distributor filed a lawsuit in a federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.6 million in damages. Quantum has filed a responsive pleading disputing Arrow Electronics’ claims and plans to aggressively defend itself against them. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

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

No impairment charges were recognized for non-financial assets in the nine months ended December 31, 2023 and 2022. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt at December 31, 2023. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$87,318	$87,318	$75,917	$75,917
PNC Credit Facility	32,000	32,000	27,736	27,736

NOTE 12: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As described in Note 1: Description of Business and Significant Accounting Policies, and as further described below, in November 2023, the Company determined that it was necessary to re-evaluate its application of standalone selling price under Topic 606. The Company concluded that its application of Topic 606 related to standalone selling price was inconsistent with the generally accepted application of the guidance. The Company’s management reperformed the determination of standalone selling price with the support of external advisors, and the resulting calculations have been applied to the revenue allocations in the fiscal years ended March 31, 2024, March 31, 2023 and March 31, 2022. The Company additionally identified contractual terms contained within outstanding warrant agreements issued to its prior and current lenders in 2018, 2020 and 2023, which required further evaluation under Topic 815. After consulting with external advisors and completing an extensive review process, management concluded that the classification of warrants as equity was not consistent with Topic 815 and has restated them as a liability. This also resulted in the requirement to account for the change in the fair value of the warrants through the Statement of Operations. As a result of these errors, the Company is restating the financial statements for the quarter ended December 31, 2022.
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

The net impact of the restatement on our quarterly and year-to-date unaudited condensed financial statements for the quarter ended December 31, 2022 is as follows:

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

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended
	December 31, 2022
	As previously reported	Adjustments	Reference	As restated
Revenue
Product	$75,420	$2,074	(a)	$77,494
Service and subscription	32,950	205	(a)	33,155
Royalty	2,826	—		2,826
Total revenue	111,196	2,279		113,475
Cost of revenue
Product	58,528	—		58,528
Service and subscription	12,379	—		12,379
Total cost of revenue	70,907	—		70,907
Gross profit	40,289	2,279		42,568
Operating expenses
Sales and marketing	16,339	—		16,339
General and administrative	10,969	—		10,969
Research and development	11,254	—		11,254
Restructuring charges	(41)	—		(41)
Total operating expenses	38,521	—		38,521
Income from operations	1,768	2,279		4,047
Other expense, net	(544)	—		(544)
Interest expense	(2,701)	—		(2,701)
Change in fair value of warrant liability	—	4	(b)	4
Net income (loss) before income taxes	(1,477)	2,283		806
Income tax provision	693	—		693
Net income (loss)	$(2,170)	$2,283		$113

Net income (loss) per share - basic	$(0.02)	$0.02		$0.00
Net income (loss) per share - diluted	$(0.02)	$0.02		$0.00
Weighted average shares - basic	92,752	92,752		92,752
Weighted average shares - diluted	92,752	92,752		92,752

Net income (loss)	$(2,170)	$2,283		$113
Foreign currency translation adjustments, net	1,480	—		1,480
Total comprehensive income (loss)	$(690)	$2,283		$1,593

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net income (loss)	$(24,334)	$16,144	(a) (b)	$(8,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,235	—		7,235
Amortization of debt issuance costs	1,201	—		1,201
Long-term debt related costs	992	—		992
Provision for manufacturing and service inventories	11,334	—		11,334
Stock-based compensation	8,340	—		8,340
Change in fair value of warrant liabilities	—	(10,678)	(b)	(10,678)
Unrealized foreign exchange (gain) loss, net of income taxes	(1,134)	—		(1,134)
Other non-cash	(2,059)	—		(2,059)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,367)	—		(3,367)
Manufacturing inventories	(9,352)	—		(9,352)
Service parts inventories	(2,671)	—		(2,671)
Accounts payable	7,015	—		7,015
Prepaid expenses	654	—		654
Deferred revenue	(14,351)	(5,466)	(a)	(19,817)
Accrued restructuring charges	130	—		130
Accrued compensation	(614)	—		(614)
Other assets	(1,455)	—		(1,455)
Other liabilities	2,840	—		2,840
Net cash used in operating activities	(19,596)	—		(19,596)
Investing activities
Purchases of property and equipment	(10,644)	—		(10,644)
Business acquisitions	(2,000)	—		(2,000)
Net cash used in investing activities	(12,644)	—		(12,644)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—		—
Repayments of long-term debt	(23,346)	—		(23,346)
Borrowings of credit facility	363,103	—		363,103
Repayments of credit facility	(353,502)	—		(353,502)
Proceeds from issuance of common stock	66,718	—		66,718
Net cash provided by financing activities	52,973	—		52,973
Effect of exchange rate changes on cash and cash equivalents	21	—		21
Net change in cash, cash equivalents, and restricted cash	20,754	—		20,754
Cash, cash equivalents, and restricted cash at beginning of period	5,493	—		5,493
Cash, cash equivalents, and restricted cash at end of period	$26,247	$—		$26,247
Supplemental disclosure of cash flow information
Cash paid for interest	$6,270	$—		$6,270
Cash paid for income taxes, net of refunds	$837	$—		$837
Non-cash transactions
Purchases of property and equipment included in accounts payable	$1,198	$—		$1,198
Transfer of manufacturing inventory to services inventory	$2,308	$—		$2,308
Transfer of manufacturing inventory to property and equipment	$264	$—		$264
Paid-in-kind interest	$319	$—		$319
Deemed dividend	$389	$(389)	(b)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$26,028	$—		$26,028
Restricted cash, current	219	—		219
Total cash, cash equivalents and restricted cash at the end of period	$26,247	$—		$26,247

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2022	92,158	$922	$696,567	$(776,027)	$(3,997)	$(82,535)
Activity, As Reported	986	10	2,969	(2,170)	1,480	2,289
Adjustments	—	—	—	2,283	—	2,283
Balance, December 31, 2022	93,144	$932	$699,536	$(775,914)	$(2,517)	$(77,963)

Nine Months Ended
Balance, March 31, 2022, As Restated	60,433	$605	$624,805	$(767,724)	$(1,423)	$(143,737)
Activity, As Reported	32,711	327	74,731	(24,334)	(1,094)	49,630
Adjustments	—	—	—	16,144	—	16,144
Balance, December 31, 2022	93,144	$932	$699,536	$(775,914)	$(2,517)	$(77,963)

NOTE 13: SUBSEQUENT EVENTS
Debt Amendments
Since December 31, 2023, the Company has entered into a series of debt amendments and the detail of which are as follows:
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending December 31, 2023 and December 31, 2022 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended December 31, 2022 and December 31, 2021, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on February 2, 2022, and incorporated herein by reference.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
		Restated		Restated
Total revenue	$71,926	$113,475	$240,099	$312,873
Total cost of revenue (1)	42,745	70,907	142,543	205,239
Gross profit	29,181	42,568	97,556	107,634

Operating expenses
Research and development (1)	14,244	16,339	45,800	47,894
Sales and marketing (1)	11,893	10,969	34,833	35,223
General and administrative (1)	8,763	11,254	28,828	33,925
Restructuring charges	497	(41)	3,164	1,605
Total operating expenses	35,397	38,521	112,625	118,647
Income (loss) from operations	(6,216)	4,047	(15,069)	(11,013)
Other income (expense), net	(1,419)	(544)	(2,049)	2,638
Interest expense	(3,937)	(2,701)	(10,992)	(7,537)
Change in fair value of warrant liabilities	2,213	4	7,341	10,678
Loss on debt extinguishment	—	—	—	(1,392)
Net income (loss) before income taxes	(9,359)	806	(20,769)	(6,626)
Income tax provision	510	693	1,573	1,564
Net income (loss)	$(9,869)	$113	$(22,342)	$(8,190)
(1) Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$195	$(11)	$576	$621
Research and development	325	1,251	989	2,508
Sales and marketing	(123)	579	516	1,803
General and administrative	509	1,162	1,657	3,408
Total	$906	$2,981	$3,738	$8,340

Comparison of the Three Months Ended December 31, 2023 and 2022

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2023	% of revenue	2022	% of revenue	$ Change	% Change
			Restated
Product revenue	$37,113	51%	$77,494	69%	$(40,381)	(52)%
Service and subscription	32,771	46%	33,155	29%	(384)	(1)%
Royalty	2,042	3%	2,826	2%	(784)	(28)%
Total revenue	$71,926	100%	$113,475	100%	$(41,549)	(37)%
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

Loss on Debt Extinguishment

There were no debt extinguishments in the three months ended December 31, 2023 and 2022.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2023	% of pretax income	2022	% of pretax income	$ Change	% Change
			Restated
Income tax provision	$510	(5)%	$693	86%	$(183)	(26)%
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
Service and subscription revenue decreased $5.7 million, or 6%, in the nine months ended December 31, 2023 compared to the same period in 2022, partially driven by lower overall legacy service revenues offset by higher subscription revenue.
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
Product Gross Margin
Product gross margin increased to 24.1%, or by 430 basis points, for the nine months ended December 31, 2023, as compared with the same period in 2022. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs. In addition, the prior year period included a $6.9 million inventory reserve provision recorded during the nine months ended December 31, 2022.
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
In the nine months ended December 31, 2023, sales and marketing expenses decreased $2.1 million, or 4%, compared with the same period in 2022 as we pivoted existing sales and marketing investment towards high growth markets.
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

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2023	% of pretax income	2022	% of pretax income	$ Change	% Change
			Restated
Income tax provision	$1,573	(8)%	$1,564	(24)%	$9	1%
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
We had cash and cash equivalents of $24.4 million as of December 31, 2023, which consisted primarily of bank deposits and money market accounts. As of December 31, 2023, our total outstanding Term Loan debt was $87.3 million and PNC Credit Facility borrowings were $32.2 million. As of December 31, 2023 we had $0.2 million available to borrow under the PNC Credit Facility.
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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(20,727)	$(19,596)
Investing activities	(5,025)	(12,644)
Financing activities	24,138	52,973
Effect of exchange rate changes	(12)	21
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,626)	$20,754

Cash Used In Operating Activities

Net cash used in operating activities was $20.7 million for the nine months ended December 31, 2023. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $8.0 million in addition to cash used from working capital changes.

Net cash used in operating activities was $19.6 million for the nine months ended December 31, 2022. This use of cash was primarily attributed to cash used related to manufacturing and service part inventories of $12.0 million and a decrease in deferred revenue of $14.4 million offset by an increase of $7.2 million in accounts payable

Cash Used in Investing Activities

Net cash used in investing activities was $5.0 million in the nine months ended December 31, 2023, which was attributable to capital expenditures.

Net cash used in investing activities was $12.6 million in the nine months ended December 31, 2022, which was primarily attributable to capital expenditures of $10.6 million and a $2.0 million deferred business acquisition payment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $24.1 million for the nine months ended December 31, 2023, which was related primarily to borrowings on our credit facility of $14.6 million and borrowing on our Term Loan of $9.6 million net of issuance costs.

Net cash provided by financing activities was $53.0 million for the nine months ended December 31, 2022, which was related primarily to $66.7 million of net cash received from the rights offering of 30 million shares of our common stock and borrowings on our PNC Credit Facility of $9.6 million offset by a $20.0 million prepayment of our term debt and term debt principal amortization payments and amendment fees totaling $3.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report, which such section is incorporated herein by reference.

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

Material Weaknesses in Internal Control Over Financial Reporting
In connection with the preparation of our interim condensed consolidated financial statements for the quarter ended December 31, 2023, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for the application of standalone selling price under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“Topic 606”). Specifically, the Company did not have adequate controls in place to conclude on the application of standalone selling price consistent with the generally accepted application of the guidance in Topic 606. The absence of adequate controls with respect to the application of standalone selling price materially impacted the accuracy of the Company’s revenue allocations for the quarter ended December 31, 2023.

Additionally, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for warrant agreements under Accounting Standards Codification Topic 815 Contracts in Entity's Own Equity (“Topic 815”). Specifically, the Company did not have adequate controls in place to accurately evaluate and classify warrants consistent with Topic 815. The absence of adequate controls with respect to the classification of warrants resulted in warrants being classified as equity and not as liability, which materially impacted the accuracy of the Company’s presentation for the quarter ended December 31, 2023.

Further, the Company identified a material weakness in its internal control over financial reporting as effective controls were not maintained over the accuracy of the inputs in the sales order entry process. Specifically, the Company did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. The control deficiency did not result in a misstatement; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the interim consolidated financial statements for the quarter ended December 31, 2023 that would not be prevented or detected.

Changes in Internal Control

In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.1#	Waiver dated November 10, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	11/13/23	10.1
10.2#	Waiver dated November 13, 2023 to Amended and Restated Revolving Credit and Security Agreement, dated December 27, 2018, by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	8-K	11/13/23	10.2
10.3#	Offer Letter dated November 9, 2023, by and between the Company and Henk Jan Spanjaard	10-K	6/28/24	10.49
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
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