Form 10-Q
period 2024-09-30
QUANTUM CORP /DE/
filed 2024-11-14
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☒	No
As of the close of business on November 10, 2024 there were 4,848,482 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,719	$25,692
Restricted cash	241	168
Accounts receivable, net of allowance for credit losses of $99 and $22, respectively	51,073	67,788
Manufacturing inventories	18,965	17,753
Service parts inventories	9,028	9,783
Prepaid expenses	3,632	2,186
Other current assets	9,195	8,414
Total current assets	108,853	131,784
Property and equipment, net	11,334	12,028
Goodwill	12,969	12,969
Intangible assets, net	742	1,669
Right-of-use assets	9,164	9,425
Other long-term assets	20,084	19,740
Total assets	$163,146	$187,615
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$30,789	$26,087
Accrued compensation	13,864	18,214
Deferred revenue, current portion	69,369	78,511
Term debt, current portion	1,579	82,496
Revolving credit facility	—	26,604
Warrant liabilities	2,499	4,046
Other accrued liabilities	16,501	13,986
Total current liabilities	134,601	249,944
Deferred revenue, net of current portion	37,164	38,176
Revolving credit facility	28,300	—
Term debt, net of current portion	94,746	—
Operating lease liabilities	9,366	9,621
Other long-term liabilities	12,372	11,372
Total liabilities	316,549	309,113
Commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 4,793 and 4,793 shares issued and outstanding	49	49
Additional paid-in capital	709,667	708,026
Accumulated deficit	(861,727)	(827,380)
Accumulated other comprehensive loss	(1,392)	(2,193)
Total stockholders’ deficit	(153,403)	(121,498)
Total liabilities and stockholders’ deficit	$163,146	$187,615
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$36,785	$42,947	$77,779	$101,522
Service and subscription	31,321	30,505	58,768	61,458
Royalty	2,363	2,228	5,265	5,194
Total revenue	70,469	75,680	141,812	168,174
Cost of revenue:
Product	29,774	30,719	62,330	75,170
Service and subscription	11,427	12,225	24,080	24,628
Total cost of revenue	41,201	42,944	86,410	99,798
Gross profit	29,268	32,736	55,402	68,376
Operating expenses:
Sales and marketing	13,578	15,717	26,872	31,557
General and administrative	13,977	10,241	35,043	22,940
Research and development	8,264	9,152	16,572	20,065
Restructuring charges	383	1,338	1,574	2,667
Total operating expenses	36,202	36,448	80,061	77,229
Loss from operations	(6,934)	(3,712)	(24,659)	(8,853)
Other income (expense), net	(1,334)	367	(1,375)	(630)
Interest expense	(6,131)	(3,855)	(9,921)	(7,055)
Change in fair value of warrant liabilities	3,550	4,402	5,216	5,128
Loss on debt extinguishment	(2,308)	—	(3,003)	—
Net loss before income taxes	(13,157)	(2,798)	(33,742)	(11,410)
Income tax provision	370	533	605	1,063
Net loss	$(13,527)	$(3,331)	$(34,347)	$(12,473)

Net loss per share attributable to common stockholders - basic	$(2.82)	$(0.70)	$(7.17)	$(2.64)
Net loss per share attributable to common stockholders - diluted	$(2.82)	$(0.70)	$(7.17)	$(2.64)
Weighted average shares - basic	4,793	4,751	4,793	4,717
Weighted average shares - diluted	4,793	4,751	4,793	4,717

Net loss	$(13,527)	$(3,331)	$(34,347)	$(12,473)
Foreign currency translation adjustments, net	659	(720)	801	(471)
Total comprehensive loss	$(12,868)	$(4,051)	$(33,546)	$(12,944)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(34,347)	$(12,473)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,347	5,295
Amortization of debt issuance costs	2,081	1,234
Loss on debt extinguishment	3,003	—
Provision for product and service inventories	1,167	892
Stock-based compensation	1,641	2,831
Paid in kind interest	1,844	777
Change in fair value of warrant liabilities	(5,216)	(5,127)
Other non-cash	851	49
Changes in assets and liabilities:
Accounts receivable, net	16,638	21,109
Manufacturing inventories	(2,168)	(2,070)
Service parts inventories	543	(1,505)
Prepaid expenses	(1,446)	8
Accounts payable	5,253	(9,073)
Accrued compensation	(4,350)	(1,946)
Deferred revenue	(10,153)	(9,269)
Other current assets	(780)	115
Other non-current assets	1,280	(2,354)
Other current liabilities	2,556	(1,602)
Other non-current liabilities	1,062	1,764
Net cash used in operating activities	(17,194)	(11,345)
Investing activities
Purchases of property and equipment	(3,228)	(3,925)
Net cash used in investing activities	(3,228)	(3,925)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	24,655	14,083
Repayments of long-term debt	(13,537)	(3,247)
Borrowings of credit facility	209,852	217,084
Repayments of credit facility	(209,445)	(213,082)
Net cash provided by financing activities	11,525	14,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	11
Net change in cash, cash equivalents and restricted cash	(8,900)	(421)
Cash, cash equivalents, and restricted cash at beginning of period	25,860	26,175
Cash, cash equivalents, and restricted cash at end of period	$16,960	$25,754
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$16,719	$25,574
Restricted cash, current	241	180
Cash and cash equivalents at the end of period	$16,960	$25,754
Supplemental disclosure of cash flow information
Cash paid for interest	$5,539	$6,079
Cash paid for income taxes, net	$1,304	$831
Non-cash transactions
Purchases of property and equipment included in accounts payable	$312	$689
Paid-in-kind interest	$1,844	$777
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2023	4,685	$47	$705,200	$(795,236)	$(1,332)	$(91,321)
Net loss	—	—	—	(3,331)	—	(3,331)
Foreign currency translation adjustments, net	—	—	—	—	(720)	(720)
Shares issued under employee incentive plans, net	91	1	(1)	—	—	—
Stock-based compensation	—	—	939	—	—	939
Balance, September 30, 2023	4,776	$48	$706,138	$(798,567)	$(2,052)	$(94,433)

Balance, June 30, 2024	4,793	$49	$708,951	$(848,200)	$(2,051)	$(141,251)
Net loss	—	—	—	(13,527)	—	(13,527)
Foreign currency translation adjustments, net	—	—	—	—	659	659
Stock-based compensation	—	—	716	—	—	716
Balance, September 30, 2024	4,793	$49	$709,667	$(861,727)	$(1,392)	$(153,403)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2023	4,679	$47	$703,259	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(12,473)	—	(12,473)
Foreign currency translation adjustments, net	—	—	—	—	(471)	(471)
Shares issued under employee incentive plans, net	97	1	(1)	—	—	—
Warrants issued in connection with debt refinancing	—	—	49	—	—	49
Stock-based compensation	—	—	2,831	—	—	2,831
Balance, September 30, 2023	4,776	$48	$706,138	$(798,567)	$(2,052)	$(94,433)

Balance, March 31, 2024	4,793	$49	$708,026	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(34,347)	—	(34,347)
Foreign currency translation adjustments, net	—	—	—	—	801	801
Stock-based compensation	—	—	1,641	—	—	1,641
Balance, September 30, 2024	4,793	$49	$709,667	$(861,727)	$(1,392)	$(153,403)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.

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

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2024, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three and six months ended September 30, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Reverse Stock Split

On August 15, 2024, the Company's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued shares of the Company’s common stock, par value $.01 per share (“Common Stock”), at a ratio ranging from 1 share-for-5 shares up to a ratio of to 1-for-20 shares, with the exact ratio, if any, to be selected by the board of directors (the “Board”) and set forth in a public announcement. On August 15, 2024, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Common Stock. The Reverse Stock Split became effective as of August 26, 2024 at 4:01 p.m., Eastern Time (the “Effective Time”). At the Effective Time, every twenty issued shares of Common Stock were automatically reclassified into one issued share of Common Stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 95.9 million shares to approximately 4.8 million shares.

All share and per share amounts for Common Stock in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. In the Annual Report, it was stated that the Company believed it was probable that it would be in violation of the net leverage covenant at the next testing date which was July 2024. With the signing of the August 2024 Amendments, this testing requirement has been waived and the Company is currently in compliance with all covenants. Further, the August 2024 Amendments provide the Company with revised covenants and additional liquidity such that the Company believes that it will continue as a going concern and the substantial doubt no longer exists. See Note 4: Debt for further details.

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
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Americas[1]
Product revenue	20,487		25,493		44,117		62,128
Service and subscription	17,298		17,635		32,412		35,589
Total revenue	37,785	54%	43,128	57%	76,529	54%	97,717	58%

EMEA
Product revenue	11,682		11,975		24,656		27,823
Service and subscription	11,731		10,846		21,394		21,952
Total revenue	23,413	33%	22,821	30%	46,050	32%	49,775	30%

APAC
Product revenue	4,616		5,479		9,006		11,571
Service and subscription	2,292		2,024		4,962		3,917
Total revenue	6,908	10%	7,503	10%	13,968	10%	15,488	9%

Consolidated
Product revenue	36,785		42,947		77,779		101,522
Service and subscription	31,321		30,505		58,768		61,458
Royalty[2]	2,363	3%	2,228	3%	5,265	4%	5,194	3%
Total revenue	$70,469	100%	$75,680	100%	$141,812	100%	$168,174	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Primary storage systems	$11,760	17%	$17,058	23%	$28,630	20%	$28,507	17%
Secondary storage systems	21,742	30%	20,340	27%	37,511	26%	61,912	36%
Device and media	7,430	11%	7,893	10%	16,679	12%	16,085	10%
Service	27,174	39%	28,161	37%	53,727	38%	56,476	34%
Royalty	2,363	3%	2,228	3%	5,265	4%	5,194	3%
Total revenue[1]	$70,469	100%	$75,680	100%	$141,812	100%	$168,174	100%

1 Subscription revenue of $4.1 million and $1.0 million was allocated to Primary and Secondary storage systems for the three months ended September 30, 2024 and 2023, respectively. Subscription revenue of $5.0 million and $2.5 million was allocated to Primary and Secondary storage systems for the six months ended September 30, 2024 and 2023, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2024 and September 30, 2024 (in thousands):

March 31, 2024
Deferred revenue	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$76,304

September 30, 2024
Deferred revenue	$106,533
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$48,132

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) representing contracted but not recognized revenue was $122.4 million as of September 30, 2024. RPO consists of both deferred revenue and uninvoiced, non-cancelable contracts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $122.4 million RPO at the end of the second quarter of fiscal 2025, $106.5 million was for invoiced deferred revenue and $15.9 million was for uninvoiced, non-cancelable contracts. The non-current portion of the RPO will be recognized over the next 13 to 60 months.

RPO consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2024	$82,813	$39,617	$122,430

Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The table below reflects the Company’s deferred revenue as of September 30, 2024 (in thousands):

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	89,667	61,629	22,809	$5,229
Subscription revenue	$16,866	$7,740	$7,382	$1,744
Total at September 30, 2024	$106,533	$69,369	$30,191	$6,973

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	September 30, 2024	March 31, 2024
Finished goods	$9,349	$7,074
Work in progress	668	770
Raw materials	8,948	9,909
Total manufacturing inventories	$18,965	$17,753

Service parts inventories

	September 30, 2024	March 31, 2024
Finished goods	$6,300	$3,660
Component parts	2,728	6,123
Total service parts inventories	$9,028	$9,783

Intangibles, net

	September 30, 2024			March 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(9,013)	$—	$9,013	$(8,550)	$463
Customer lists	4,398	(3,656)	742	4,398	(3,192)	1,206
Intangible assets, net	$13,411	$(12,669)	$742	$13,411	$(11,742)	$1,669

Intangible assets amortization expense was $0.5 million and $1.0 million and $0.9 million and $2.1 million for the three and six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 0.8 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

As of September 30, 2024, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2025	$461
2026	281
Total	$742

Goodwill

As of September 30, 2024 and March 31, 2024, goodwill was $13.0 million. There were no impairments to goodwill as of September 30, 2024 and March 31, 2024.

Other long-term assets
	September 30, 2024	March 31, 2024
Capitalized SaaS implementation costs for internal use	$14,880	$15,349
Capitalized debt costs	2,664	1,923
Contract asset	1,357	1,477
Deferred taxes	759	734
Other	424	257
Total other long-term assets	$20,084	$19,740

Other accrued liabilities
	September 30, 2024	March 31, 2024
Accrued expenses	$6,646	$4,251
Asset retirement obligation	2,769	2,069
Accrued warranty	1,353	1,545
Accrued interest	458	524
Lease liability	1,375	1,256
Accrued income taxes	365	1,044
Other	3,535	3,297
Total other accrued liabilities	$16,501	$13,986

The following table details the change in the accrued warranty balance (in thousands):

	September 30, 2024	March 31, 2024
Beginning balance	$1,545	$2,094
Current period accruals	1,172	2,563
Adjustments to prior estimates	52	(141)
Charges incurred	(1,416)	(2,971)
Ending balance	$1,353	$1,545

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Term Loan	$104,747	$87,942
PNC Credit Facility	28,300	26,604
Less: current portion	(1,579)	(109,100)
Less: unamortized debt issuance costs (1)	(8,422)	(5,446)
Long-term debt, net	$123,046	$—

(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.
On August 5, 2021, the Company entered into a senior secured term loan, as amended (the “2021 Term Loan”) maturing on August 5, 2026. The Company also has a revolving credit facility agreement with PNC Bank (the “PNC Credit Facility” and collectively with the Term Loan, the “Credit Agreements”) maturing on August 5, 2026 and providing for borrowings up to a maximum principal amount of the lesser of: (a) $40.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement.

On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional Term Loan borrowings (the “2023 Term Loan” and, collectively with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the loan term. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 0.06 million shares (the “June 2023 Warrants”) of the Company’s common stock, at an exercise price of $20.00 per share. See Note 8: Common Stock for additional discussion related to the June 2023 Warrants.

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

On February 14, 2024, the Company entered into amendments to the Credit Agreements (“February 2024 Amendments”) which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended December 31, 2023. In connection with the amendment, the Company incurred fees related to the Term Loan that was paid-in-kind of $1.2 million and an amendment fee of $0.1 million that was paid in cash. As the February 2024 Amendments were accounted for as a modification, the fees were reflected as a reduction to the carrying amount of the Term Loan and are amortized to interest expense over the remaining loan term. In connection with the related PNC Credit Facility amendment, the Company incurred $0.2 million in fees and expenses.

On March 22, 2024, the Company entered into amendments to the Credit Agreements. The amendments, among other things, (i) permits the sale of certain assets by the Company and (ii) requires that certain proceeds from the sale of such assets be applied to partially prepay the outstanding term loans under the Term Loan credit facility. The Company did not incur any amendment fees related to the March 2024 amendments and the financial terms of the Credit Agreements were not impacted.

During the quarter ended June 30, 2024, the Company prepaid $12.3 million of the Term Loan. In connection with this prepayment, the Company recorded a loss on debt extinguishment of $0.7 million related to the write-off of a portion of unamortized debt issuance costs.

On May 24, 2024, the Company entered into amendments to the Credit Agreements (the “May 2024 Amendments”) which, among other things, (i) waived compliance with the Company’s net leverage covenant as of March 31, 2024; and (ii), reduced the daily minimum liquidity covenant below $15.0 million until June 16, 2023 and waived any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at a purchase price of $9.20 (the “May 2024 Warrants”). See Note 8: Common Stock for additional discussion related to the May 2024 Warrants. Additionally, in connection with the May 2024 Amendment to the Term Loan, the Company incurred an amendment fee that was paid-in-kind of $0.8 million and issued the 2024 Term Loan Warrants with a fair market value of $0.8 million. In connection with the May 2024 Amendment to the PNC Credit Facility Amendment, the Company incurred $ 0.5 million of fees and expenses paid to the lender.

The May 2024 Amendment to the Term Loan was accounted for as a modification. The value of the May 2024 Warrants, in addition to $0.8 million of amendment fees paid to the lenders, have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The May 2024 Amendment to the PNC Credit Facility was accounted for as a modification and the $0.5 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

On July 11, 2024, the Company entered into amendments to the Credit Agreements (the “July 2024 Amendments”) which, among other things, delayed the testing of the Company’s June 30, 2024 net leverage ratio financial covenant until July 31, 2024. In connection with the amendments, the Company issued the Term Loan lenders (the

“July 2024 Warrants”) to purchase an aggregate of 50,000 shares of the Company’s common stock at a purchase price of $8.20. See Note 8: Common Stock for additional discussion related to the July 2024 Warrants.

The July 2024 Amendments to the 2021 Term Loan were accounted for as a modification. The fair value of the July 2024 Warrants of $0.4 million is reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining loan term. The July 2024 Amendment to the PNC Credit Facility was accounted for as a modification and the $0.1 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

On August 13, 2024, the Company entered into amendments to the Credit Agreements (the “August 2024 Amendments”) which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ending September 30, 2025; (iv) waived the testing requirement for the net leverage financial covenant for the fiscal quarter ending September 30, 2024; (v) replaced the net leverage financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ending December 31, 2024 and March 31, 2025; (vi) reset the net leverage financial covenant requirements for the fiscal quarters ending June 30, 2025 and September 30, 2025; reduced the minimum liquidity covenant to $10 million through September 30, 2025; (vii) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (viii) removed required 2021 Term Loan principal amortization until the fiscal quarter ending September 30, 2025 ; and (xi) repriced certain Lender Warrants.

In connection with the August 2024 Amendments, the Company received a new senior secured delayed draw term loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date which aligns with the Term Debt. The principal is payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin is (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’ is 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’ is 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’ is 14.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’ is 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also includes a multiple on invested capital (“MOIC”) payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

Subsequent to the August 2024 Amendments, the 2021 Term Loan amortizes at 5.00% per annum commencing on September 30, 2025. Subsequent to the August 2024 Amendments and (A) until March 31, 2025, loans under the 2021 Term Loan designated as (x) ABR Loans bear interest at a rate per annum equal to the “ABR Rate” (calculated as the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) a secured overnight financing rate based rate (the “SOFR Rate”) based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal), plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such interest rate margin paid-in-kind, with two specified step-downs in such applicable margin upon the receipt by the Company of cash proceeds from certain specified capital raises, and (B) from and after April 1, 2025, loans under the 2021 Term Loan designated as (x) ABR Loans bear interest at a rate per annum equal to the ABR Rate, plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such applicable margin paid-in-kind, with a step-up of 1.00% per annum (which shall be paid-in-kind) if the Company’s total net leverage ratio is greater than 4.00x, and a step-down of 1.00% per annum if the Company’s total net leverage ratio is less than 3.50x (which shall reduce the paid-in-kind component of the applicable margin). The SOFR Rate is subject to a floor of 2.00%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.

Subsequent to the August 2024 Amendments, PNC Credit Facility loans designated as (x) PNC SOFR Loans bear interest at a rate per annum equal to a SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 4.75%and (y) PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR rate plus 1.0%, plus an applicable margin of 3.75%. The Company can designate a loan as a PNC SOFR Loan or PNC Domestic Rate Loan in its discretion.

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,510 shares of the Company’s common stock, at an exercise price of $6.20 per share (“August 2024 Warrants”) and had a fair value of $2.0 million. See Note 8: Common Stock for additional discussion related to the August 2024 Warrants.

The August 2024 Amendments to the 2021 Term Loan held by one lender was accounted for as a modification. The $1.2 million fair value of the August 2024 Warrants issued to this lender and the $0.5 million of PIK fees paid to this lender are reflected as a reduction to the carrying amount of their Term Loan and their Initial Delayed Draw Term Loan and amortized to interest expense over the remaining loan terms. The August 2024 Amendments to the 2021 Term Loan held by another lender was accounted for as a debt extinguishment. The Company recorded a loss on debt extinguishment of $3.0 million related to the write-off of a portion of unamortized debt issuance costs and fees and expenses incurred with the August 2024 Amendments.

The August 2024 Amendments to the PNC Credit Facility were accounted for as a modification, and the $0.7 million in related fees and expenses were recorded to other assets and amortized to interest expense over the remaining term of the agreement.

As of September 30, 2024, the interest rate on the 2021 Term Loan, 2023 Term Loan, and 2024 Term Loans were 14.9%, 15.6%, and 17.1%, respectively. As of September 30, 2024, the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 11.8% and for PNC SOFR loans was 9.96%.

The Term Loan amendments and certain warrants issued to term lenders during fiscal 2023 and fiscal 2024 were entered into with certain entities managed by Pacific Investment Management Company, LLC ("PIMCO") which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Term Loan which totaled $18.9 million as of September 30, 2024, are payable at maturity.

Also, as of September 30, 2024, the PNC Credit Facility had an available borrowing base of $28.4 million, of which $0.1 million was available to borrow at that date.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairment charges were recognized for non-financial assets in the six months ended September 30, 2024 and 2023. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of September 30, 2024. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	September 30, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$104,747	$96,336	$87,942	$75,143
PNC Credit Facility	28,300	26,190	26,604	24,743

NOTE 6: LEASES

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	September 30, 2024	March 31, 2024
Operating lease right-of-use asset	$9,164	$9,425

Operating lease liability with other accrued liabilities	1,375	1,256
Operating lease liability, net	9,366	9,621
Total operating lease liabilities	$10,741	$10,877

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$779	$731	$1,491	$1,606
Variable lease cost	82	60	152	182
Total lease cost	$861	$791	$1,643	$1,788

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2025	$1,389
2026	2,317
2027	1,797
2028	1,568
2029	1,220
Thereafter	12,089
Total lease payments	$20,380
Less: imputed interest	(9,639)
Present value of lease liabilities	$10,741

Lease Term and Discount Rate	September 30, 2024	March 31, 2024
Weighted average remaining operating lease term (years)	10.15	10.85
Weighted average discount rate for operating leases	12.6%	12.7%

Operating cash outflows related to operating leases totaled $1.4 million and $1.6 million for the six months ended September 30, 2024 and 2023, respectively.
NOTE 7: RESTRUCTURING CHARGES
During the quarters ending September 30, 2024 and 2023, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands) included in other current liabilities:

Severance and Benefits
Balance as of March 31, 2023	$—
Restructuring charges	2,667
Cash payments	(2,667)
Balance as of September 30, 2023	$—

Balance as of March 31, 2024	$—
Restructuring charges	1,571
Cash payments	(1,511)
Other non-cash	(2)
Balance as of September 30, 2024	$58

NOTE 8: COMMON STOCK
Long-Term Incentive Plan
On September 12,, 2023 the stockholders of the Company approved the Quantum Corporation 2023 Long-Term incentive plan (“2023 LTIP”). The 2023 LTIP serves as the successor to the Company’s 2012 Long-Term Incentive Plan and provides for grants of performance share units, restricted stock units and stock options.
Reverse Stock Split
On August 26, 2024, the Company effected the Reverse Stock Split of the Company’s our issued and outstanding Common Stock. The CommonStock began to trade on a post-split basis on August 27, 2024. The par value of the Common Stock was unchanged as a result of the Reverse Stock Split, remaining at $0.01 per share, which resulted in the reclassification of capital from par value to capital in excess of par value. All share and per share data for comparative periods included within the Company’s Condensed Consolidated Financial Statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.
Warrants
In connection with debt refinancing and amendment activities, the Company issued warrants to purchase shares of the Common Stock in December 2018 which are exercisable until December 27, 2028 (the "December 2018 Warrants”, in June 2020 which are exercisable until June 16, 2030 (the "June 2020 Warrants") and issued the June 2023 Warrants and May 2024 Warrants are until June 1, 2033 and May 24, 2034, respectively (collectively, the “Lender Warrants”). In July 2024, the Company issued warrants which are exercisable until July 11, 2034 and additional warrants were issued in August 2024 which are exercisable until August 13, 2034 (the “August 2024 Warrants”).

As part of the August 2024 Warrants, the Company agreed to lower the exercise price of certain outstanding warrants to purchase an aggregate of 430,711 shares of Common Stock held by the Term Loan lenders or their affiliates to $6.20 per share (the “Amended and Restated Warrants”). Other than lowering the exercise price and inserting certain restrictions on adjustments in the event of dilutive issuances at a price lower than the amended exercise price, the terms of the Amended and Restated Warrants are substantially similar to those contained in the original warrants.

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	May 2024 Warrants	July 2024 Warrants	August 2024 Warrants	Total
March 31, 2024::
Exercise price	$26.60	$55.40	$20.00	n/a	n/a	n/a
Number shares under warrant(s)	357	184	63	n/a	n/a	n/a	604
Fair value	$2,320	$1,135	$591	n/a	n/a	n/a	$4,046
September 30, 2024:
Exercise price	$6.20 - $26.04	$6.20 - $54.19	$6.20	$6.20	$6.20	$6.20
Number shares under warrant(s)	363	188	64	100	50	380	1,145
Fair value	$516	$324	$174	$280	$140	$1,065	$2,499

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities as of September 30, 2023 and 2024:

Balance at March 31, 2023	$7,989
Issuance of warrants	1,195
Change in fair value of warrant liabilities	(5,128)
Balance at September 30, 2023	$4,056

Balance at March 31, 2024	$4,046
Issuance of warrants	3,157
Change in fair value of warrant liabilities	(5,216)
Repricing adjustment	512
Balance at September 30, 2024	$2,499

Upon exercise, the aggregate exercise price of the Lender Warrants may be paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the Common Stock at the time of exercise. The exercise price and the number of shares underlying the Lender Warrants are subject to adjustment in the event of specified events, including dilutive issuances of equity instruments at a price lower than the exercise price of the respective warrants (the "Down Round Feature"), repricing of existing equity-linked instruments at a price lower than the exercise price of the respective warrants (the "Warrant Repricing Feature"), a subdivision or combination of the Common Stock, a reclassification of the Common Stock or specified dividend payments. The Company's warrants also have a provision that determines the potential stock price used when applying the Black-Scholes valuation model to determine the settlement price of the warrants in Successor Major Transactions ("SMT"), as defined in the respective warrant agreements, which include a change in control or liquidation (the "Warrant Settlement Price Provision"). The Warrant Settlement Price Provision requires the use of the greater of the closing price of the Common Stock on the trading day immediately preceding the date on which an SMT is consummated, the closing market price of the Common Stock following the first public announcement of an SMT or the closing market of the Common Stock immediately preceding the announcement of an SMT. Due to these terms, equity classification was precluded, and these warrants are carried as liabilities at fair value.
The Company also issued 2,500 warrants to purchase the Common Stock in June 2020 and June 2023 to advisors of the Company at an exercise price of $60.00 and $20.00, respectively (collectively the "Other Warrants"). The Company has concluded that the Other Warrants do not contain provisions that would require liability classification under Topic 480 or Topic 718 and have been equity classified.
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

NOTE 9: NET LOSS PER SHARE
The Company has stock options, performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan, as amended and restated on July 25, 2023 (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of the Common Stock.
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
The following weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Stock Awards	11	12	24	25
Warrants	1,145	608	929	608

The Company had outstanding market based restricted stock units as of September 30, 2024 that were eligible to vest into shares of the Common Stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 45,084 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of September 30, 2024.

NOTE 10: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2024 was (2.3)% and (1.6)%, respectively, as compared to (19.0)% and (9.3)%, for the three and six months ended September 30, 2023, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2024, including interest and penalties, the Company had $90.5 million of unrecognized tax benefits, $78.0 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2024, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2024, $83.0 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheet and $7.6 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $12.7 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $11.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.9 million.

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory

The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2024, the Company had issued non-cancelable commitments for $28.2 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
Arrow Electronics Matter
On July 27, 2023, Arrow Electronics, Inc., an electronics component distributor filed a lawsuit in federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing.Arrow seeks, among other things just over $4.2 million in damages. Quantum has filed a responsive pleading, which denies the allegation in the complaint. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on the Company’s business, operating results, or financial condition is remote.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending September 30, 2024 and September 30, 2023 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Part II, Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended September 30, 2023 and September 30, 2022, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on September 6, 2024, and incorporated herein by reference.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total revenue	$70,469	$75,680	$141,812	$168,174
Total cost of revenue (1)	41,201	42,944	86,410	99,798
Gross profit	29,268	32,736	55,402	68,376

Operating expenses
Sales and marketing (1)	13,578	15,717	26,872	31,557
General and administrative (1)	13,977	10,241	35,043	22,940
Research and development (1)	8,264	9,152	16,572	20,065
Restructuring charges (1)	383	1,338	1,574	2,667
Total operating expenses	36,202	36,448	80,061	77,229
Loss from operations	(6,934)	(3,712)	(24,659)	(8,853)
Other income (expense), net	(1,334)	367	(1,375)	(630)
Interest expense	(6,131)	(3,855)	(9,921)	(7,055)
Change in fair value of warrant liabilities	3,550	4,402	5,216	5,128
Loss on debt extinguishment	(2,308)	—	(3,003)	—
Net loss before income taxes	(13,157)	(2,798)	(33,742)	(11,410)
Income tax provision	370	533	605	1,063
Net loss	$(13,527)	$(3,331)	$(34,347)	$(12,473)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$76	$190	$266	$382
Research and development	161	243	349	665
Sales and marketing	85	172	173	639
General and administrative	394	334	853	1,145
Total	$716	$939	$1,641	$2,831

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Product revenue	$36,785	53%	$42,947	57%	$(6,162)	(14)%
Service and subscription	31,321	44%	30,505	40%	816	3%
Royalty	2,363	3%	2,228	3%	135	6%
Total revenue	$70,469	100%	$75,680	100%	$(5,211)	(7)%
Product Revenue
In the three months ended September 30, 2024, product revenue decreased $6.2 million, or 14%, as compared to the same period in fiscal 2024.. The primary driver of the decrease was in Primary storage systems as customers transition to subscription-based offerings. We expect the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
Service and subscription revenue increased $0.8 million, or 3%, in the three months ended September 30, 2024 compared to the same period in fiscal 2024. This increase was due to new support bookings and the transition towards subscription-based licensing, partially offset by certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.1 million, or 6%, in the three months ended September 30, 2024 compared to the same period in fiscal 2024 due to product mix.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
Product	$7,011	19.1%	$12,228	28.5%	$(5,217)	(940)
Service and subscription	19,894	63.5%	18,280	59.9%	1,614	360
Royalty	2,363	100.0%	2,228	100.0%	135	—
Gross profit	$29,268	41.5%	$32,736	43.3%	$(3,468)	(180)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased by $5.2 million, or by 940 basis points, for the three months ended September 30, 2024, as compared with the same period in fiscal 2024.. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines, which were partially offset from improvements in our operational efficiency and logistics costs.
Service and Subscription Gross Margin
Service and subscription gross margins increased 360 basis points for the three months ended September 30, 2024, as compared with the same period in fiscal 2024. This increase was primarily driven by the increase in service revenues as well as improvements in our operations efficiency.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$13,578	19%	$15,717	21%	$(2,139)	(14)%
General and administrative	13,977	20%	10,241	14%	3,736	36%
Research and development	8,264	12%	9,152	12%	(888)	(10)%
Restructuring charges	383	1%	1,338	2%	(955)	(71)%
Total operating expenses	$36,202	51%	$36,448	48%	$(246)	(1)%
In the three months ended September 30, 2024, sales and marketing expenses decreased $2.1 million, or 14%, as compared with the same period in fiscal 2024 This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the three months ended September 30, 2024, general and administrative expenses increased $3.7 million, or 36%, as compared with the same period in fiscal 2024 This increase was primarily driven by non-recurring costs related to our previously announced restatement of our historical financial statements, and other related projects.
In the three months ended September 30, 2024, research and development expenses decreased $0.9 million, or 10%, as compared with the same period in fiscal 2024 This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In the three months ended September 30, 2024, restructuring expenses decreased $1.0 million, or 71% as compared with the same period in fiscal 2024 The decrease was the result of cost reduction initiatives in the previous year.

Other Income (Expense)

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Other income (expense)	$(1,334)	(2)%	$367	—%	$(1,701)	463%
The change in other income (expense), net during the three months ended September 30, 2024 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2024.

Interest Expense

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(6,131)	(9)%	$(3,855)	(5)%	$(2,276)	59%
In the three months ended September 30, 2024, interest expense increased $2.3 million, or 59%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$3,550	5%	$4,402	6%	$(852)	(19)%

In September 30, 2024, the change in fair value of warrant liabilities increased $0.9 million, or (19)%, as compared with the same period in fiscal 2024 due to a lower average stock price in the second fiscal quarter of 2024.

Loss on Debt Extinguishment

	Three Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(2,308)	(3)%	$—	—%	$(2,308)	100%
In the three months ended September 30, 2024, loss on debt extinguishment was related to prepayment of our Term Loan.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2024	% of pretax income	2023	% of pretax income	$ Change	% Change
Income tax provision	$370	(3)%	$533	(19)%	$(163)	(31)%
The income tax provision for the three months ended September 30, 2024 and 2023 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2024 and 2023

Revenue

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Product revenue	$77,779	55%	$101,522	60%	$(23,743)	(23)%
Service and subscription	58,768	41%	61,458	37%	(2,690)	(4)%
Royalty	5,265	4%	5,194	3%	71	1%
Total revenue	$141,812	100%	$168,174	100%	$(26,362)	(16)%
Product Revenue
In the six months ended September 30, 2024, product revenue decreased $23.7 million, or 23%, as compared to the same period in fiscal 2024. The primary driver of the decrease was a $20 million decrease in demand from our large hyperscale customers, as well as more general decreases in the overall tape market with declines in media and devices revenue. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We expect the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
Service Revenue
We offer a broad range of services including product maintenance, implementation, and training as well as software subscriptions. Service revenue is primarily comprised of customer field support contracts which provide standard support services for our hardware. Standard service contracts may be extended or include enhanced service, such as faster service response times.
Service and subscription revenue decreased $2.7 million, or 4%, in the six months ended September 30, 2024 compared to the same period in fiscal 2024. This decrease was primarily driven by certain long-lived products reaching their end-of-service-life, partially offset by increases in subscription-based revenue.

Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.1 million, or 1%, in the three months ended September 30, 2024 compared to the same period in 2023 due to product mix.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
Product	$15,449	19.9%	$26,352	26.0%	$(10,903)	(610)
Service and subscription	34,688	59.0%	36,830	59.9%	(2,142)	(90)
Royalty	5,265	100.0%	5,194	100.0%	71	—
Gross profit	$55,402	39.1%	$68,376	40.7%	$(12,974)	(160)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 610 basis points, for the six months ended September 30, 2024, as compared with the same period in fiscal 2024. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines, which were partially offset from improvements in our operational efficiency and logistics costs.
Service and Subscription Gross Margin
Service and subscription gross margin decreased 90 basis points for the six months ended September 30, 2024, as compared with the same period in fiscal 2024. This decrease was primarily driven by lower service revenues.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$26,872	19%	$31,557	19%	$(4,685)	(15)%
General and administrative	35,043	25%	22,940	14%	12,103	53%
Research and development	16,572	12%	20,065	12%	(3,493)	(17)%
Restructuring charges	1,574	1%	2,667	2%	(1,093)	(41)%
Total operating expenses	$80,061	56%	$77,229	46%	$2,832	4%

In the six months ended September 30, 2024, sales and marketing expense decreased $4.7 million, or 15%, compared with the same period in fiscal 2024. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the six months ended September 30, 2024, general and administrative expense increased $12.1 million, or 53%, compared with the same period in fiscal 2024. This increase was primarily driven by non-recurring costs related to our previously announced restatement of our historical financial statements, and other related projects.
In the six months ended September 30, 2024, research and development expenses decreased $3.5 million, or 17%, as compared with the same period in fiscal 2024. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.

In the six months ended September 30, 2024, restructuring expenses decreased $1.1 million, or 41%, as compared with the same period in fiscal 2024. The decrease was the result of cost reduction initiatives in the prior year.

Other Income (Expense)

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Other income (expense)	$(1,375)	(1)%	$(630)	(—)%	$(745)	(118)%
The change in other income (expense), net during the six months ended September 30, 2024 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2024.

Interest Expense

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(9,921)	(7)%	$(7,055)	(4)%	$(2,866)	41%
In the six months ended September 30, 2024, interest expense increased $2.9 million, or 41%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$5,216	4%	$5,128	3%	$88	2%

In September 30, 2024, the change in fair value of warrant liabilities increased $0.1 million, or 2%, as compared with the same period in fiscal 2024 due to a lower average stock price in the second fiscal quarter of 2024.

Loss on Debt Extinguishment

	Six Months Ended September 30,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(3,003)	2%	$—	—%	$(3,003)	100%
In the six months ended September 30, 2024, loss on debt extinguishment was related to a prepayment of our Term Loan.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2024	% of pretax income	2023	% of pretax income	$ Change	% Change
Income tax provision	$605	(2)%	$1,063	(9)%	$(458)	(43)%
The income tax provision for the six months ended September 30, 2024 and 2023 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our revolving credit facility agreement with PNC Bank, National Association as amended from time to time (the “PNC Credit Facility”). We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.
We had cash and cash equivalents of $16.7 million as of September 30, 2024, which consisted primarily of bank deposits and money market accounts. As of September 30, 2024, our total outstanding Term Loan debt was $104.7 million and PNC Credit Facility borrowings were $28.4 million. As of September 30, 2024 we had $0.1 million available to borrow under the PNC Credit Facility.
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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(17,194)	$(11,345)
Investing activities	(3,228)	(3,925)
Financing activities	11,525	14,838
Effect of exchange rate changes	(3)	11
Net increase (decrease) in cash and cash equivalents and restricted cash	$(8,900)	$(421)

Cash Used In Operating Activities

Net cash used in operating activities was $17.2 million for the six months ended September 30, 2024. This use of cash was primarily attributed to lower earnings.

Net cash used in operating activities was $11.3 million for the six months ended September 30, 2023. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $6.9 million in addition to cash used from working capital changes.

Cash Used in Investing Activities

Net cash used in investing activities was $3.2 million in the six months ended September 30, 2024, which was attributable to capital expenditures.

Net cash used in investing activities was $3.9 million in the six months ended September 30, 2023, which was attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $11.5 million for the six months ended September 30, 2024, which was related primarily to borrowings on our Term Loan.

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

See Note 1 in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K, which such section is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

The following material weaknesses in our internal control over financial reporting, as initially disclosed in Part II, Item 9A, “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 had not been remediated as of September 30, 2024. Specifically:
•The Company’s accounting practices and procedures for applying standalone selling price under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“Topic 606”) were not adequate to conclude on the application of standalone selling price consistent with the generally accepted application of the guidance in Topic 606.
•The Company did not maintain effective controls over the accuracy of the inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data.
Remediation Plan
The Company is implementing enhancements to its internal controls to remediate these material weaknesses in its internal control over financial reporting, including:
•Review and update significant relevant accounting policies, procedures and controls.
•Provide additional training to individuals involved in the assessments for these topics.
•Engage with external third parties to assist with assessments for these topics, where necessary.

The Company is committed to maintaining a strong internal control environment and believes the remediation efforts, will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sufficient period has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses will continue to exist.

Remediation of Warrant Agreement Accounting Material Weakness

During the quarter ended September 30, 2024, the Company completed remediation measures to address the previously identified material weakness related to its accounting practices and procedures for warrant agreements under Accounting Standards Codification Topic 815, Contracts in Entity's Own Equity ("Topic 815"). These remediation efforts included updating relevant accounting policies, engaging third-party specialists to interpret technical guidance on warrant agreements and draft documentation to support the accounting conclusions, providing additional training for key personnel, and conducting a thorough review and approval process by management for all analyses and conclusions. Consequently, management has determined that the previously reported material weakness in internal control over financial reporting related to the Company’s accounting practices for warrant agreements has been remediated as of September 30, 2024. Management believes that these control enhancements are now sufficient to prevent and detect potential material misstatements in a timely manner, thereby remediating the warrant agreement material weakness.

Changes in Internal Control

Except for remediation of the warrant agreement material weakness described above and the ongoing remediation measures to address the remaining material weaknesses, in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
On November 9, 2023, the Leadership and Compensation Committee of the Board approved and adopted the Quantum Corporation Executive Compensation Recoupment Policy (the “Clawback Policy”), which was established in accordance with the listing requirements of The Nasdaq Stock Market LLC. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of November 9, 2023. The foregoing description of the material terms of Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 97 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11: Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024				X
4.1	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-12, issued to OC III LVS XL LP	8-K	7/12/24	4.1
4.2	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-7, issued to Blue Torch Credit Opportunities KRS Fund LP	8-K	7/12/24	4.2
4.3	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-8, issued to Blue Torch Offshore Credit Opportunities Master Fund II LP	8-K	7/12/24	4.3
4.4	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-9, issued to Blue Torch Credit Opportunities SBAF Fund LP	8-K	7/12/24	4.4
4.5	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-10, issued to BTC Holdings SC Fund LLC	8-K	7/12/24	4.5
4.6	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-11, issued to Blue Torch Credit Opportunities Fund II LP	8-K	7/12/24	4.6
4.7	Form of Warrant to Purchase Common Stock dated August 13, 2024 issued to certain funds affiliated with Blue Torch Credit	8-K	8/14/24	4.1
4.8	Warrant to Purchase Common Stock dated August 13, 2024, Warrant No. 2024-18, issued to OC III LVS XL LP	8-K	8/14/24	4.2
4.9	Amended and Restated Warrant to Purchase Common Stock dated June 1, 2023 (as amended and restated on August 13, 2024), Warrant No. 2023-2, issued to OC III LVS XL LP	8-K	8/14/24	4.3
4.1	Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-7, issued to OC III LVS XL LP	8-K	8/14/24	4.4
4.1	Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-12, issued to OC III LVS XL LP	8-K	8/14/24	4.5
4.1	Amended and Restated Warrant to Purchase Common Stock dated December 27, 2018 (as amended and restated on August 13, 2024), Warrant No. 2, issued to BTC Holdings Fund I, LLC	8-K	8/14/24	4.6
4.1	Form of Amended and Restated Warrant to Purchase Common Stock dated June 16, 2020 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	8/14/24	4.7
4.1	Form of Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	8/14/24	4.8
4.2	Form of Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	8/14/24	4.9
10.1*	Ninth Amendment dated July 11, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	7/12/24	10.1
10.2*	Tenth Amendment dated August 13, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	8/14/24	10.1
10.3*	Fifteenth Amendment dated July 11, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	7/12/24	10.2

10.4*	Sixteenth Amendment dated August 13, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	8/14/24	10.2
10.5#	Quantum Corporation 2023 Long-Term Incentive Plan, as amended through June 27, 2024	S-8	9/16/24	99.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
97	Quantum Corporation Executive Compensation Recoupment Policy				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

November 13, 2024	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 13, 2024	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer
(Principal Financial Officer)