Form 10-Q
period 2024-12-31
QUANTUM CORP /DE/
filed 2025-02-12
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
As of the close of business on February 11, 2025 there were 5,834,199 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2024

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," the “Company,” "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including: the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; and those risks described under Part II, Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,381	$25,692
Restricted cash	222	168
Accounts receivable, net of allowance for credit losses of $99 and $22, respectively	61,373	67,788
Manufacturing inventories	18,861	17,753
Service parts inventories	1,884	9,783
Prepaid expenses	2,569	2,186
Other current assets	8,538	8,414
Total current assets	113,828	131,784
Property and equipment, net	11,268	12,028
Goodwill	12,969	12,969
Intangible assets, net	509	1,669
Right-of-use assets	8,670	9,425
Other long-term assets	20,812	19,740
Total assets	$168,056	$187,615
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,704	$26,087
Accrued compensation	11,702	18,214
Deferred revenue, current portion	69,916	78,511
Term debt	98,609	82,496
Revolving credit facility	37,500	26,604
Warrant liabilities	34,005	4,046
Other accrued liabilities	19,108	13,986
Total current liabilities	305,544	249,944
Deferred revenue, net of current portion	35,350	38,176
Operating lease liabilities	9,067	9,621
Other long-term liabilities	13,150	11,372
Total liabilities	363,111	309,113
Commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 5,307 and 4,792 shares issued and outstanding	53	48
Additional paid-in capital	740,521	708,027
Accumulated deficit	(933,160)	(827,380)
Accumulated other comprehensive loss	(2,469)	(2,193)
Total stockholders’ deficit	(195,055)	(121,498)
Total liabilities and stockholders’ deficit	$168,056	$187,615
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Product	$38,610	$37,113	$116,389	$138,635
Service and subscription	31,615	32,771	90,383	94,229
Royalty	2,326	2,042	7,592	7,235
Total revenue	72,551	71,926	214,364	240,099
Cost of revenue:
Product	30,922	30,044	93,251	105,214
Service and subscription	9,874	12,701	33,954	37,329
Total cost of revenue	40,796	42,745	127,205	142,543
Gross profit	31,755	29,181	87,159	97,556
Operating expenses:
Sales and marketing	12,448	14,244	39,321	45,800
General and administrative	14,142	11,893	49,186	34,833
Research and development	7,683	8,763	24,255	28,828
Restructuring charges	1,342	497	2,916	3,164
Total operating expenses	35,615	35,397	115,678	112,625
Loss from operations	(3,860)	(6,216)	(28,519)	(15,069)
Other income (expense), net	967	(1,419)	(408)	(2,049)
Interest expense	(6,840)	(3,937)	(16,761)	(10,992)
Change in fair value of warrant liabilities	(61,630)	2,213	(56,414)	7,341
Loss on debt extinguishment	—	—	(3,003)	—
Net loss before income taxes	(71,363)	(9,359)	(105,105)	(20,769)
Income tax provision	70	510	675	1,573
Net loss	$(71,433)	$(9,869)	$(105,780)	$(22,342)

Net loss per share - basic and diluted	$(14.56)	$(2.08)	$(21.90)	$(4.74)
Weighted average shares - basic and diluted	4,907	4,751	4,831	4,717

Net loss	(71,433)	$(9,869)	(105,780)	$(22,342)
Foreign currency translation adjustments, net	(1,077)	1,465	(276)	994
Total comprehensive loss	$(72,510)	$(8,404)	$(106,056)	$(21,348)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2024	2023
Operating activities
Net loss	$(105,780)	$(22,342)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,440	7,593
Amortization of debt issuance costs	3,704	1,948
Loss on debt extinguishment	3,003	—
Provision for product and service inventories	1,165	3,328
Stock-based compensation	2,376	3,741
Paid in kind interest	3,515	1,401
Change in fair value of warrant liabilities	56,408	(7,340)
Other non-cash	(281)	1,609
Changes in assets and liabilities:
Accounts receivable, net	6,337	12,616
Manufacturing inventories	(2,347)	(3,099)
Service parts inventories	7,972	(1,520)
Prepaid expenses	(382)	394
Accounts payable	9,405	(13,226)
Accrued compensation	(6,512)	(425)
Deferred revenue	(11,421)	(4,780)
Other current assets	(124)	(1,698)
Other non-current assets	1,367	(1,532)
Other current liabilities	5,369	569
Other non-current liabilities	1,441	2,036
Net cash used in operating activities	(20,345)	(20,727)
Investing activities
Purchases of property and equipment	(4,324)	(5,025)
Net cash used in investing activities	(4,324)	(5,025)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	25,000	14,083
Repayments of long-term debt	(14,092)	(4,497)
Borrowings of credit facility	311,135	318,223
Repayments of credit facility	(302,628)	(303,671)
Net cash provided by financing activities	19,415	24,138
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(12)
Net change in cash, cash equivalents and restricted cash	(5,257)	(1,626)
Cash, cash equivalents, and restricted cash at beginning of period	25,860	26,175
Cash, cash equivalents, and restricted cash at end of period	$20,603	$24,549
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	20,381	$24,377
Restricted cash, current	222	172
Cash, cash equivalents and restricted cash at the end of period	$20,603	$24,549
Supplemental disclosure of cash flow information
Cash paid for interest	$8,841	$9,154
Cash paid for income taxes, net	$1,798	$1,136
Non-cash transactions
Purchases of property and equipment included in accounts payable	$88	$164
Paid-in-kind interest	$3,515	$1,401
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2023	4,775	$47	$706,138	$(798,567)	$(2,052)	$(94,434)
Net loss	—	—	—	(9,869)	—	(9,869)
Foreign currency translation adjustments, net	—	—	—	—	1,465	1,465
Shares issued under employee incentive plans, net	17	—	—	—	—	—
Stock-based compensation	—	—	906	—	—	906
Balance, December 31, 2023	4,792	$47	$707,044	$(808,436)	$(587)	$(101,932)

Balance, September 30, 2024	4,792	$48	$709,667	$(861,727)	$(1,392)	$(153,404)
Net loss	—	—	—	(71,433)	—	(71,433)
Foreign currency translation adjustments, net	—	—	—	—	(1,077)	(1,077)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Shares issued related to warrants	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	736	—	—	736
Balance, December 31, 2024	5,307	$53	$740,521	$(933,160)	$(2,469)	$(195,055)

See accompanying Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2023	4,678	$47	$703,259	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(22,342)	—	(22,342)
Foreign currency translation adjustments, net	—	—	—	—	994	994
Shares issued under employee incentive plans, net	114	—	—	—	—	—
Warrants issued in connection with debt refinancing	—	—	49	—	—	49
Stock-based compensation	—	—	3,736	—	—	3,736
Balance, December 31, 2023	4,792	$47	$707,044	$(808,436)	$(587)	$(101,932)

Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(105,780)	—	(105,780)
Foreign currency translation adjustments, net	—	—	—	—	(276)	(276)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Shares issued related to warrants	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	2,376	—	—	2,376
Balance, December 31, 2024	5,307	$53	$740,521	$(933,160)	$(2,469)	$(195,055)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries (“Quantum” or the “Company”), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express, to solid state drives, hard disk drives, tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers, direct marketing resellers, original equipment manufacturers and other suppliers to meet customers’ evolving needs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2024, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three and nine months ended December 31, 2024 and 2023. Interim results are not necessarily indicative of full year performance because of short-term variations.

Reverse Stock Split

On August 15, 2024, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a ratio ranging from 1 share-for-5 shares up to a ratio of 1-for-20 shares, with the exact ratio, if any, to be selected by the board of directors (the “Board”). On August 15, 2024, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Common Stock. The Reverse Stock Split became effective as of August 26, 2024 at 4:01 p.m., Eastern Time (the “Effective Time”). At the Effective Time, every twenty issued shares of Common Stock were automatically reclassified into one issued share of Common Stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of Common Stock was reduced from approximately 95.9 million shares to approximately 4.8 million shares.

All share and per share amounts for Common Stock in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern has been raised.

The Company believes it is probable that it will be in violation of the net leverage covenant at the testing date for the first quarter of fiscal 2026. If the Company is unable to obtain waivers, the Term Loan and PNC Credit Facility will become immediately due, and additional liquidity will be required to satisfy the obligations. Due to the fact that a violation of the debt covenants results in the debt becoming currently payable, the long-term portion of the Term Loan and PNC Credit Facility have been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2024. See Note 4: Debt for additional information related to the Company’s debt agreements.
The Company entered into a Standby Equity Purchase Agreement (the “SEPA”) on January 25, 2025, pursuant to which the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. See Note 12: Subsequent Events for additional information related to the SEPA. Additionally, the Company is evaluating strategies to obtain additional funding, however there is no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220), which requires public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which includes amendments that further enhance tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company does not anticipate the adoption will have a material impact to the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 will be effective for our fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025, with early adoption permitted and requires application on a fully retrospective basis. We are currently evaluating the impact of this standard on our financial statement disclosures.

NOTE 2: REVENUE
Based on how the Company manages its business, the Company has determined that it currently operates in one reportable segment. The Company operates in three geographic regions: (a) Americas; (b) Europe, Middle East and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). Revenue by geography is based on the location of the customer from which the revenue is earned.
In the following table, revenue is disaggregated by major product offerings and geographies (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Americas[1]
Product revenue	18,294		16,159		62,410		78,287
Service and subscription	16,563		18,282		48,975		53,871
Total revenue	34,857	48%	34,441	47%	111,385	52%	132,158	55%

EMEA
Product revenue	15,235		14,786		39,892		42,609
Service and subscription	12,077		12,282		33,471		34,234
Total revenue	27,312	38%	27,068	38%	73,363	34%	76,843	32%

APAC
Product revenue	5,081		6,168		14,087		17,739
Service and subscription	2,975		2,207		7,937		6,124
Total revenue	8,056	11%	8,375	12%	22,024	10%	23,863	10%

Consolidated
Product revenue	38,610		37,113		116,389		138,635
Service and subscription	31,615		32,771		90,383		94,229
Royalty[2]	2,326	3%	2,042	3%	7,592	4%	7,235	3%
Total revenue	$72,551	100%	$71,926	100%	$214,364	100%	$240,099	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	%	2023	%	2024	%	2023	%
Primary storage systems	$12,404	17%	$12,887	18%	$41,034	19%	$41,394	17%
Secondary storage systems	23,276	33%	20,206	28%	60,787	28%	82,118	34%
Device and media	7,575	10%	7,716	11%	24,254	11%	23,801	10%
Service	26,970	37%	29,075	40%	80,697	38%	85,551	36%
Royalty	2,326	3%	2,042	3%	7,592	4%	7,235	3%
Total revenue[1]	$72,551	100%	$71,926	100%	$214,364	100%	$240,099	100%

1 Subscription revenue of $4.6 million and $2.3 million was allocated to Primary and Secondary storage systems for the three months ended December 31, 2024 and 2023, respectively. Subscription revenue of $11.3 million and $4.8 million was allocated to Primary and Secondary storage systems for the nine months ended December 31, 2024 and 2023, respectively.

Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2024 and December 31, 2024 (in thousands):

March 31, 2024
Deferred revenue	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$76,304

December 31, 2024
Deferred revenue	$105,266
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$64,539

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) representing contracted but not recognized revenue was $122.6 million as of December 31, 2024. RPO consists of both deferred revenue and uninvoiced, non-cancelable contracts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties. Of the $122.6 million RPO at the end of the third quarter of fiscal 2025, $105.4 million was for invoiced deferred revenue and $17.2 million was for uninvoiced, non-cancelable contracts. The non-current portion of the RPO will be recognized over the next 13 to 60 months.

RPO consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2024	$84,644	$37,929	$122,573

Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The table below reflects the Company’s deferred revenue as of December 31, 2024 (in thousands):

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	84,624	60,782	21,815	$2,027
Subscription revenue	$20,642	$9,134	$8,773	$2,735
Balance as of December 31, 2024	$105,266	$69,916	$30,588	$4,762

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	December 31, 2024	March 31, 2024
Finished goods	$9,741	$7,074
Work in progress	1,399	770
Raw materials	7,721	9,909
Total manufacturing inventories	$18,861	$17,753

Service parts inventories

	December 31, 2024	March 31, 2024
Finished goods	$1,377	$3,660
Component parts	507	6,123
Total service parts inventories	$1,884	$9,783

Intangibles, net

	December 31, 2024			March 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(9,013)	$—	$9,013	$(8,550)	$463
Customer lists	4,398	(3,889)	509	4,398	(3,192)	1,206
Intangible assets, net	$13,411	$(12,902)	$509	$13,411	$(11,742)	$1,669

Intangible assets amortization expense was $0.2 million and $1.2 million and $0.8 million and $3.0 million for the three and nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 0.6 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

As of December 31, 2024, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Remainder of 2025	$228
2026	281
Total	$509

Goodwill

As of December 31, 2024 and March 31, 2024, goodwill was $13.0 million. There were no impairments to goodwill as of December 31, 2024 and March 31, 2024.

Other long-term assets
	December 31, 2024	March 31, 2024
Capitalized SaaS implementation costs for internal use	$14,786	$15,349
Capitalized debt costs	3,292	1,923
Contract asset	1,264	1,477
Deferred taxes	711	734
Other	759	257
Total other long-term assets	$20,812	$19,740

Other accrued liabilities
	December 31, 2024	March 31, 2024
Accrued expenses	$8,093	$4,251
Asset retirement obligation	3,683	2,069
Accrued warranty	1,195	1,545
Accrued interest	506	524
Lease liability	1,227	1,256
Accrued income taxes	390	1,044
Other	4,014	3,297
Total other accrued liabilities	$19,108	$13,986

The following table details the change in the accrued warranty balance (in thousands):

	December 31, 2024	March 31, 2024
Beginning balance	$1,545	$2,094
Current period accruals	1,696	2,563
Adjustments to prior estimates	46	(141)
Charges incurred	(2,092)	(2,971)
Ending balance	$1,195	$1,545

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Term Loan	$105,880	$87,942
PNC Credit Facility	37,500	26,604
Less: current portion	(136,109)	(109,100)
Less: unamortized debt issuance costs (1)	(7,271)	(5,446)
Long-term debt, net	$—	$—

(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.
On August 5, 2021, the Company entered into a senior secured term loan (as amended, the “2021 Term Loan”), maturing on August 5, 2026. The Company also has a revolving credit facility agreement with PNC Bank (as amended, the “PNC Credit Facility” and together with the Term Loan (as defined below), the “Credit Agreements”) maturing on August 5, 2026 and providing for borrowings up to a maximum principal amount of the lesser of: (a) $40.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement.

On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional term loan borrowings (as amended, the “2023 Term Loan” and, together with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the loan term. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 0.06 million shares (the “June 2023 Warrants”) of the Common Stock, at an exercise price of $20.00 per share. See Note 8: Common Stock for additional discussion related to the June 2023 Warrants.

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

On May 24, 2024, the Company entered into amendments to the Credit Agreements (the “May 2024 Amendments”) which, among other things, (i) waived compliance with the Company’s net leverage covenant as of March 31, 2024; and (ii) reduced the daily minimum liquidity covenant below $15.0 million until June 16, 2023 and waived any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 100,000 shares of the Common Stock at a purchase price of $9.20 (the “May 2024 Warrants”). See Note 8: Common Stock for additional discussion related to the May 2024 Warrants. Additionally, in connection with the May 2024 Amendment to the Term Loan, the Company incurred an amendment fee that was paid-in-kind of $0.8 million and issued the 2024 Term Loan Warrants with a fair market value of $0.8 million. In connection with the May 2024 Amendment to the PNC Credit Facility Amendment, the Company incurred $ 0.5 million of fees and expenses paid to the lender.

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

On July 11, 2024, the Company entered into amendments to the Credit Agreements (the “July 2024 Amendments”) which, among other things, delayed the testing of the Company’s June 30, 2024 net leverage ratio financial covenant until July 31, 2024. In connection with the amendments, the Company issued the Term Loan lenders (the “July 2024 Warrants”) to purchase an aggregate of 50,000 shares of the Common Stock at a purchase price of $8.20. See Note 8: Common Stock for additional discussion related to the July 2024 Warrants.

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

On August 13, 2024, the Company entered into amendments to the Credit Agreements (the “August 2024 Amendments”) which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ending September 30, 2025; (iv) waived the testing requirement for the net leverage financial covenant for the fiscal quarter ending September 30, 2024; (v) replaced the net leverage financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ending December 31, 2024 and March 31, 2025; (vi) reset the net leverage financial covenant requirements for the fiscal quarters ending June 30, 2025 and September 30, 2025; (vii) reduced the minimum liquidity covenant to $10 million through September 30, 2025; (viii) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (ix) removed required 2021 Term Loan principal amortization until the fiscal quarter ending September 30, 2025; and (x) repriced certain Lender Warrants.

In connection with the August 2024 Amendments, the Company received a new senior secured delayed draw term loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw, an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date which aligns with the 2021 Term Loan. The principal is payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin is (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’ is 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’ is 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’ is 14.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’ is 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also includes a multiple on invested capital payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

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

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,510 shares of the Common Stock, at an exercise price of $6.20 per share (“August 2024 Warrants”) and had a fair value of $2.0 million. See Note 8: Common Stock for additional discussion related to the August 2024 Warrants.

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

As of December 31, 2024, the interest rate on the 2021 Term Loan, 2023 Term Loan, and 2024 Term Loans were 14.59%, 14.34%, and 16.59%, respectively. As of December 31, 2024, the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 11.25% and for PNC SOFR Loans was 9.66%.

The Term Loan amendments and certain warrants issued to term lenders during fiscal 2023 and fiscal 2024 were entered into with certain entities managed by Pacific Investment Management Company, LLC ("PIMCO"), which is considered a related party due to the fact that Christopher D. Neumeyer is a member of the Company's Board of Directors and also an executive vice president and portfolio manager at PIMCO. The principal and PIK interest related to the June 2023 Term Loan which totaled $19.6 million as of December 31, 2024, are payable at maturity.

Also, as of December 31, 2024, the PNC Credit Facility had an available borrowing base of 39.1 million, of which $1.6 million was available to borrow at that date.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairment charges were recognized for non-financial assets in the nine months ended December 31, 2024 and 2023. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of December 31, 2024. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	December 31, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$105,880	$96,780	$87,942	$75,143
PNC Credit Facility	37,500	34,470	26,604	24,743

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	December 31, 2024	March 31, 2024
Operating lease right-of-use asset	$8,670	$9,425

Operating lease liability within other accrued liabilities	1,227	1,256
Operating lease liability, net	9,067	9,621
Total operating lease liabilities	$10,294	$10,877

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$716	$710	$2,207	$2,316
Variable lease cost	69	51	221	233
Total lease cost	$785	$761	$2,428	$2,549

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2025	$670
2026	2,276
2027	1,770
2028	1,550
2029	1,228
Thereafter	12,095
Total lease payments	$19,589
Less: imputed interest	(9,295)
Present value of lease liabilities	$10,294

Lease Term and Discount Rate	December 31, 2024	March 31, 2024
Weighted average remaining operating lease term (years)	10.25	10.85
Weighted average discount rate for operating leases	12.6%	12.7%

Operating cash outflows related to operating leases totaled $2.1 million and $2.3 million for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 7: RESTRUCTURING CHARGES
During the quarters ending December 31, 2024 and 2023, the Company had certain approved restructuring plans to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands) included in other current liabilities:

Severance and Benefits
Balance as of March 31, 2023	$—
Restructuring charges	3,164
Cash payments	(3,164)
Balance as of December 31, 2023	$—

Balance as of March 31, 2024	$—
Restructuring charges	2,916
Cash payments	(2,849)
Other non-cash	(67)
Balance as of December 31, 2024	$—

NOTE 8: COMMON STOCK
Long-Term Incentive Plan
On September 12, 2023 the stockholders of the Company approved the Quantum Corporation 2023 Long-Term incentive plan (“2023 LTIP”). The 2023 LTIP serves as the successor to the Company’s 2012 Long-Term Incentive Plan and provides for grants of performance share units, restricted stock units and stock options. On August 15, 2024, the stockholders of the Company approved an additional 250,000 shares of Common Stock under the 2023 LTIP for future issuance.
Reverse Stock Split

On August 26, 2024, the Company effected the Reverse Stock Split of the Company’s our issued and outstanding Common Stock. The Common Stock began to trade on a post-split basis on August 27, 2024. The par value of the Common Stock was unchanged as a result of the Reverse Stock Split, remaining at $0.01 per share, which resulted in the reclassification of capital from par value to capital in excess of par value. All share and per share data for comparative periods included within the Company’s Condensed Consolidated Financial Statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.
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

On December 30, 2024, 467,248 warrants were exercised in a cashless exercise whereby 61,270 shares with a value of $6.20 per share were used to settle the exercise price and the remaining 405,978 shares were issued to the warrant holders.

The following summarizes the Company's outstanding Lender Warrants (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	May 2024 Warrants	July 2024 Warrants	August 2024 Warrants	Total
March 31, 2024:
Exercise price	$26.60	$55.40	$20.00	n/a	n/a	n/a
Number shares under warrant(s)	357	184	63	n/a	n/a	n/a	604
Fair value	$2,320	$1,135	$591	n/a	n/a	n/a	$4,046
December 31, 2024:
Exercise price	$6.20 - $26.04	$6.20 - $54.19	$6.20	$6.20	$6.20	$6.20
Number shares under warrant(s)	220	114	63	38	19	224	678
Fair value	$10,518	$5,369	$3,336	$1,979	$989	$11,814	$34,005

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities as of December 31, 2023 and 2024:

Balance as of March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(7,340)
Balance as of December 31, 2023	$1,843

Balance as of March 31, 2024	$4,046
Issuance of warrants	3,157
Exercise of warrants	(30,118)
Change in fair value of warrant liabilities	56,408
Repricing adjustment	512
Balance as of December 31, 2024	$34,005

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

NOTE 9: NET LOSS PER SHARE
The Company has performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan, as amended and restated on July 25, 2023 (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of the Common Stock.
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
The following weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Stock Awards	181	—	76	17
Warrants	678	608	845	608

The Company had outstanding market based restricted stock units as of December 31, 2024 that were eligible to vest into shares of the Common Stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 170,750 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of December 31, 2024.

NOTE 10: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2024 was (0.1)% and (0.6)%, respectively, as compared to (5.5)% and (7.6)%, for the three and nine months ended December 31, 2023, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2024, including interest and penalties, the Company had $90.9 million of unrecognized tax benefits, $78.5 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2024, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.4 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2024, $83.2 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheet and $7.8 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $12.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $11.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $1.0 million.

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2024, the Company had issued non-cancelable commitments for $29.5 million to purchase inventory from its contract manufacturers and suppliers.

Legal Proceedings
Arrow Electronics Matter
On July 27, 2023, an electronics component distributor filed a lawsuit in a federal court in the Northern District of California against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things just over $4.0 million in damages. Quantum has filed a responsive pleading disputing Arrow Electronics’ claims and plans to aggressively defend itself against them. Written and oral discovery is complete and both parties have filed motions for summary judgment. As of date, Arrow Electronics’ motion for summary judgment has been denied, and Quantum’s motion for summary judgment has been granted in part and denied in part. Quantum also filed a motion to exclude Arrow Electronics’ expert witness report, which was granted. Trial is currently set to commence in February 2025. At this time, Quantum believes the probability that this lawsuit will have a material adverse effect on our business, operating results, or financial condition is remote.

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

NOTE 12: SUBSEQUENT EVENTS
Warrants
On January 3, 2025, 677,905 warrants were exercised in a cashless exercise whereby 228,195 shares with a weighted average value of $35.42 per share were used to settle the exercise price and the remaining 449,710 shares were issued to the warrant holders.
Standby Equity Purchase Agreement
On January 25, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”), with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“YA”) managed by Yorkville Advisors Global, LP. Pursuant to and subject to the terms of the SEPA, YA has committed to purchase up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA.

Any sale of Common Stock pursuant to the SEPA is subject to certain limitations, including that we may not issue to YA more than 19.99% of the Common Stock outstanding immediately prior to the execution of the SEPA. In connection with the execution of the SEPA, the Company has issued to YA 42,158 shares of Common Stock as consideration for YA’s commitment to purchase shares of Common Stock under the SEPA.

Term Loan Amendments
On January 27, 2025, the Company entered into an amendment (the “January 2025 Term Loan Amendment”) to the Term Loan. The January 2025 Term Loan Amendment, among other things, (i) amends the minimum EBITDA covenant so that such covenant is not tested on December 31, 2024 or March 31, 2025, (ii) amends certain mandatory prepayment events, and (iii) waives certain events of default, in each case, as set forth in the January 2025 Term Loan Amendment.
On January 27, 2025, the Company entered into an amendment (the “January 2025 Revolver Amendment”) to the PNC Credit Facility. The January 2025 Revolver Amendment, among other things, (i) amends the minimum EBITDA covenant so that such covenant is not tested on December 31, 2024 or March 31, 2025, (ii) amends certain mandatory prepayment events, and (iii) waives certain events of default, in each case, as set forth in the January 2025 Revolver Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending December 31, 2024 and December 31, 2023 and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Quarterly Report. In particular, the risk factors contained in Part II, Item 1A may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended December 31, 2023 and December 31, 2022, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed with the SEC on September 6, 2024, and incorporated herein by reference. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2024" refers to the fiscal year ended March 31, 2024.

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

Macroeconomic Conditions

We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including the impact of higher interest rates, inflation, tariffs, lingering supply chain challenges, and a stronger U.S. dollar. During the quarter we continued to experience longer sales cycle for opportunities with our enterprise as well as commercial customers.

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Total revenue	$72,551	$71,926	$214,364	$240,099
Total cost of revenue (1)	40,796	42,745	127,205	142,543
Gross profit	31,755	29,181	87,159	97,556

Operating expenses
Sales and marketing (1)	12,448	14,244	39,321	45,800
General and administrative (1)	14,142	11,893	49,186	34,833
Research and development (1)	7,683	8,763	24,255	28,828
Restructuring charges (1)	1,342	497	2,916	3,164
Total operating expenses	35,615	35,397	115,678	112,625
Loss from operations	(3,860)	(6,216)	(28,519)	(15,069)
Other income (expense), net	967	(1,419)	(408)	(2,049)
Interest expense	(6,840)	(3,937)	(16,761)	(10,992)
Change in fair value of warrant liabilities	(61,630)	2,213	(56,414)	7,341
Loss on debt extinguishment	—	—	(3,003)	—
Net loss before income taxes	(71,363)	(9,359)	(105,105)	(20,769)
Income tax provision	70	510	675	1,573
Net loss	$(71,433)	$(9,869)	$(105,780)	$(22,342)
(1) Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$95	$195	$361	$576
Research and development	105	325	454	989
Sales and marketing	46	(123)	219	516
General and administrative	490	509	1,342	1,657
Total	$736	$906	$2,376	$3,738

Comparison of the Three Months Ended December 31, 2024 and 2023

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Product revenue	$38,610	53%	$37,113	51%	$1,497	4%
Service and subscription	31,615	44%	32,771	46%	(1,156)	(4)%
Royalty	2,326	3%	2,042	3%	284	14%
Total revenue	$72,551	100%	$71,926	100%	$625	1%
Product Revenue
In the three months ended December 31, 2024, product revenue increased $1.5 million, or 4%, as compared to the same period in fiscal 2024. The primary driver of the increase was in Primary storage systems with higher sales of our StorNext based solutions.

Service and Subscription Revenue
Service and subscription revenue decreased $1.2 million, or 4%, in the three months ended December 31, 2024 compared to the same period in fiscal 2024. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.3 million, or 14%, in the three months ended December 31, 2024 compared to the same period in fiscal 2024 due to product mix.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
Product	$7,688	19.9%	$7,069	19.0%	$619	90
Service and subscription	21,741	68.8%	20,070	61.2%	1,671	760
Royalty	2,326	100.0%	2,042	100.0%	284	—
Gross profit	$31,755	43.8%	$29,181	40.6%	$2,574	320
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased by $0.6 million, or by 90 basis points, for the three months ended December 31, 2024, as compared with the same period in fiscal 2024. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs.
Service and Subscription Gross Margin
Service and subscription gross margins increased 760 basis points for the three months ended December 31, 2024, as compared with the same period in fiscal 2024. This increase was primarily driven by improvements in our operations efficiency.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$12,448	17%	$14,244	20%	$(1,796)	(13)%
General and administrative	14,142	19%	11,893	17%	2,249	19%
Research and development	7,683	11%	8,763	12%	(1,080)	(12)%
Restructuring charges	1,342	2%	497	1%	845	170%
Total operating expenses	$35,615	49%	$35,397	49%	$218	1%
In the three months ended December 31, 2024, sales and marketing expenses decreased $1.8 million, or 13%, as compared with the same period in fiscal 2024. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the three months ended December 31, 2024, general and administrative expenses increased $2.2 million, or 19%, as compared with the same period in fiscal 2024 This increase was primarily driven by higher expense in compliance focused outside services related to ongoing projects.

In the three months ended December 31, 2024, research and development expenses decreased $1.1 million, or 12%, as compared with the same period in fiscal 2024 This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In the three months ended December 31, 2024, restructuring expenses increased $0.8 million, or 170% as compared with the same period in fiscal 2024 The increase was the result of cost reduction initiatives in the current year.

Other Income (Expense)

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Other income (expense)	$967	1%	$(1,419)	(2)%	$2,386	168%
The change in other income (expense), net during the three months ended December 31, 2024 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the three months ended December 31, 2024.

Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(6,840)	(9)%	$(3,937)	(5)%	$(2,903)	74%
In the three months ended December 31, 2024, interest expense increased $2.9 million, or 74%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(61,630)	(85)%	$4,402	6%	$(66,032)	(1,500)%

In December 31, 2024, the change in fair value of warrant liabilities increased $66.0 million, or (1,500)%, as compared with the same period in fiscal 2024, due to a lower average stock price in the second fiscal quarter of 2024.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2024	% of pretax income	2023	% of pretax income	$ Change	% Change
Income tax provision	$70	—%	$510	(5)%	$(440)	(86)%
The income tax provision for the three months ended December 31, 2024 and 2023 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2024 and 2023

Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Product revenue	$116,389	54%	$138,635	58%	$(22,246)	(16)%
Service and subscription	90,383	42%	94,229	39%	(3,846)	(4)%
Royalty	7,592	4%	7,235	3%	357	5%
Total revenue	$214,364	100%	$240,099	100%	$(25,735)	(11)%
Product Revenue
In the nine months ended December 31, 2024, product revenue decreased $22.2 million, or 16%, as compared to the same period in fiscal 2024. The primary driver of the decrease was a $20 million decrease in demand from our large hyperscale customers, as well as more general decreases in the overall tape market with declines in media and devices revenue. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We expect the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
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
Service and subscription revenue decreased $3.8 million, or 4%, in the nine months ended December 31, 2024 compared to the same period in fiscal 2024. This decrease was primarily driven by certain long-lived products reaching their end-of-service-life, partially offset by increases in subscription-based revenue.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.4 million, or 5%, in the three months ended December 31, 2024 compared to the same period in fiscal 2024 due to product mix.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
Product	$23,137	19.9%	$33,421	24.1%	$(10,284)	(420)
Service and subscription	56,428	62.4%	56,900	60.4%	(472)	200
Royalty	7,592	100.0%	7,235	100.0%	357	—
Gross profit	$87,157	40.7%	$97,556	40.6%	$(10,399)	10
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 420 basis points, for the nine months ended December 31, 2024, as compared with the same period in fiscal 2024. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines, which were partially offset from improvements in our operational efficiency and logistics costs.
Service and Subscription Gross Margin

Service and subscription gross margin increased 200 basis points for the nine months ended December 31, 2024, as compared with the same period in fiscal 2024. This increase was primarily driven by lowered operation costs as we continue to drive efficiencies.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$39,321	18%	$45,800	19%	$(6,479)	(14)%
General and administrative	49,186	23%	34,833	15%	14,353	41%
Research and development	24,255	11%	28,828	12%	(4,573)	(16)%
Restructuring charges	2,916	1%	3,164	1%	(248)	(8)%
Total operating expenses	$115,678	54%	$112,625	47%	$3,053	3%

In the nine months ended December 31, 2024, sales and marketing expense decreased $6.5 million, or 14%, compared with the same period in fiscal 2024. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the nine months ended December 31, 2024, general and administrative expense increased $14.4 million, or 41%, compared with the same period in fiscal 2024. This increase was primarily driven by non-recurring costs related to our previously announced restatement of our historical financial statements, and other related projects.
In the nine months ended December 31, 2024, research and development expenses decreased $4.6 million, or 16%, as compared with the same period in fiscal 2024. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In the nine months ended December 31, 2024, restructuring expenses decreased $0.2 million, or 8%, as compared with the same period in fiscal 2024. The decrease was the result of cost reduction initiatives in the prior year.

Other Income (Expense)

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Other income (expense)	$(408)	0%	$(2,049)	(1)%	$1,641	80%
The change in other income (expense), net during the nine months ended December 31, 2024 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the three months ended December 31, 2024.

Interest Expense

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(16,761)	(8)%	$(10,992)	(5)%	$(5,769)	52%
In the nine months ended December 31, 2024, interest expense increased $5.8 million, or 52%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(56,414)	(26)%	$7,341	3%	$(63,755)	(868)%

In December 31, 2024, the change in fair value of warrant liabilities increased $63.8 million, or 868%, as compared with the same period in fiscal 2024 due to a lower average stock price in the second fiscal quarter of 2024.

Loss on Debt Extinguishment

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(3,003)	1%	$—	—%	$(3,003)	100%
In the nine months ended December 31, 2024, loss on debt extinguishment was related to a prepayment of our Term Loan.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of pretax income	2023	% of pretax income	$ Change	% Change
Income tax provision	$675	(1)%	$1,573	(8)%	$(898)	(57)%
The income tax provision for the nine months ended December 31, 2024 and 2023 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and amounts available under our revolving credit facility agreement with PNC Bank, National Association, as amended from time to time (the “PNC Credit Facility”). We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.
We had cash and cash equivalents of $20.4 million as of December 31, 2024, which consisted primarily of bank deposits and money market accounts. As of December 31, 2024, our total outstanding Term Loan debt was $105.9 million and PNC Credit Facility borrowings were $37.5 million. As of December 31, 2024, we had $1.6 million available to borrow under the PNC Credit Facility.
We are subject to various debt covenants under our debt agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, we expect to be in violation of our net leverage covenant as of the June 30, 2025 testing date and the violation will cause the outstanding Term Loan and PNC Credit Facility outstanding balances to become due as an event of default. As a result, we have classified the Term Loan and PNC Credit Facility as current liabilities in the accompanying consolidated balance sheet. We entered into a Standby Equity Purchase Agreement (the “SEPA”) on January 25, 2025, pursuant to which we have a right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. See Note 12: Subsequent Events for additional information related to the SEPA. Additionally, the Company is evaluating strategies to obtain the additional funding, including potential covenant waivers. We may be unable to obtain additional funding. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Indebtedness” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(20,345)	$(20,727)
Investing activities	(4,324)	(5,025)
Financing activities	19,415	24,138
Effect of exchange rate changes	(3)	(12)
Net decrease in cash, cash equivalents and restricted cash	$(5,257)	$(1,626)

Cash Used In Operating Activities

Net cash used in operating activities was $20.3 million for the nine months ended December 31, 2024. This use of cash was primarily attributed to lower earnings.

Net cash used in operating activities was $20.7 million for the nine months ended December 31, 2023. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $8.0 million in addition to cash used from working capital changes.

Cash Used in Investing Activities

Net cash used in investing activities was $4.3 million in the nine months ended December 31, 2024, which was attributable to capital expenditures.

Net cash used in investing activities was $5.0 million in the nine months ended December 31, 2023, which was attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19.4 million for the nine months ended December 31, 2024, which was related primarily to borrowings on our Term Loan.

Net cash provided by financing activities was $24.1 million for the nine months ended December 31, 2023, which was related primarily to borrowings on the PNC Credit Facility of $14.6 million and borrowing on our Term Loan of $9.6 million net of issuance costs.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive and principal financial officers have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

The following material weaknesses in our internal control over financial reporting, as initially disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended March 31, 2024 had not been remediated as of December 31, 2024. Specifically:
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

Changes in Internal Control

Except for the ongoing remediation measures to address the remaining material weaknesses, in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11: Commitments and Contingencies to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in the Annual Report. You should consider carefully these factors, together with all of the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.

On January 25, 2025, we entered into the SEPA with YA, pursuant to which YA committed to purchase up to $200.0 million in shares of our Common Stock, subject to certain limitations and conditions.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to YA under the SEPA. Because the purchase price per share to be paid by YA for the shares of Common Stock that we may elect to sell to YA under the SEPA will fluctuate based on the market prices of our Common Stock during the applicable purchase valuation period for each purchase made pursuant to the SEPA, it is not possible for us to predict the total number of shares of Common Stock that we will sell to YA under the SEPA, the purchase price per share that YA will pay for shares purchased from us in the future under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA under the SEPA. Sales of shares of our Common Stock pursuant to the SEPA will be dilutive to stockholders.

Moreover, although the SEPA provides that we may sell up to an aggregate of $200.0 million of our Common Stock to YA, only 2,302,733 shares of our Common Stock under the SEPA are being registered for resale by YA, which registration statement on Form S-1 filed with the SEC on January 27, 2025, as amended (as amended, the “Registration Statement”), has not yet been declared effective. If it becomes necessary for us to issue and sell to YA under the SEPA more than the shares that are being registered for resale under the Registration Statement in order to receive aggregate gross proceeds equal to the total commitment of aggregate of $200.0 million under the SEPA, we must file with the SEC one or more additional registration statements to register under the Securities Act of 1933 the resale by YA of any such additional shares of our Common Stock we wish to sell from time to time under the SEPA, which the SEC must declare effective and we may need to obtain stockholder approval to issue shares of Common Stock in excess of the exchange cap under the SEPA in accordance with applicable listing rules of The Nasdaq Stock Market.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the period covered by this Quarterly Report, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1 and 32.2 shall not be deemed to be filed as part of this Quarterly Report for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, except to the extent that the Company specifically incorporates it by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	1/27/25	3.1
3.2	Amended and Restated Bylaws, as amended through February 8, 2016	10-K	6/28/24	3.2
10.1*
Eleventh Amendment dated October 28, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC
X
10.2*
Seventeenth Amendment dated October 28, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association
X
10.3*
Eighteenth Amendment dated November 25, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association
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
* Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

February 12, 2025	/s/ James J. Lerner
(Date)	James J. Lerner
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

February 12, 2025	/s/ Kenneth P. Gianella
(Date)	Kenneth P. Gianella
Chief Financial Officer
(Principal Financial Officer)