Form 10-K
period 2025-03-31
QUANTUM CORP /DE/
filed 2025-08-26
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-13449

Quantum Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-2665054
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10770 E. Briarwood Avenue
Centennial	CO	80112
(Address of Principal Executive Offices)		(Zip Code)

(408)	944-4000
Registrant's telephone number, including area code

224 Airport Parkway, Suite 550, San Jose, CA 95110
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $12,780,611.
As of August 25, 2025, there were 13,319,249 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2025

As used in this Annual Report on Form 10-K (this "Annual Report"), the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed on August 8, 2025, in June 2025, the Company determined that it recognized service and subscription revenue inconsistently during the fiscal year ended March 31, 2025. Under Accounting Standards Codification Topic 606 (“Topic 606”), this revenue should be deferred and recognized ratably over the term of the contract. The Company’s management recalculated the periods over which revenue was being recognized to ensure consistent application for all service contracts invoiced in the fiscal year ended March 31, 2025 and the results have been applied to revenue. It was determined that no contracts entered into prior to fiscal year ended March 31, 2025 were impacted. The Company also determined that the standalone selling price that is used to allocate revenue under Topic 606 needed to be updated for the fiscal year ended March 31, 2025 resulting in an adjustment to revenue. As a result of these errors and as noted in the Current Report on Form 8-K filed on August 8, 2025, the Company is restating the financial statements for the periods referenced below (the “Restatement”).

This Annual Report for the year ended March 31, 2025 includes the following information:
a.Restated unaudited interim Condensed Consolidated Financial Information for the three and nine months ended December 31, 2024; and
b.Amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to the three and nine months ended December 31, 2024.

For more information, see Note 14: Restatement of Unaudited Quarterly Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report.

In connection with the restatement, the Audit Committee of the Company's Board of Directors concluded, with concurrence of management, that there were deficiencies in the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures that constituted material weaknesses as of December 31, 2024 and March 31, 2025. As further discussed in Item 9A. Controls and Procedures of this Annual Report, management has concluded that the Company did not maintain effective disclosure controls and procedures, and internal control over financial reporting resulting in material weaknesses as of March 31, 2025, and further concluded that the material weaknesses applied to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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
•Significant changes to our leadership team and management transitions might harm our future operating results.
•If we do not continue to meet all of the continued listing requirements of Nasdaq, we may be delisted.
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

Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; the ability to meet stock exchange continued listing standards; the possibility that the Nasdaq may delist our securities; risks related to our ability to implement and maintain effective internal control over financial reporting in the future; risks related to changes in our management; and those risks described under Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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

Customers

We provide solutions to multiple industries globally. Historically, our primary customers are in hyperscale, technology and industrial, media and entertainment, federal government, life sciences and healthcare, and financial industries. In addition, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 21% and 26% of revenue in fiscal 2025 and fiscal 2024, respectively, of which none of our customers represented 10% or more of our total fiscal 2025 revenue.

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

The global supply chain and logistics have been severely constrained and impacted by inflationary pricing for the past couple of years as well as import tariffs in the current year. While we are cautiously optimistic and see signs of improvement over the past year with supply of both server and tape automation components, we continue to see some constraints. While some components continue to have extended lead times and often non-cancellable purchase orders are required, Quantum continues to work with suppliers to minimize lead times and associated liabilities. We continue to focus on a number of actions including alternate component qualifications, more aggressive management of contract manufacturers, and model changes for better logistics performance and visibility.

Intellectual Property and Technology

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2025, we hold over 198 U.S. patents. In general, these patents have a 20-year term from the first effective filing date for each patent. We may also hold foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

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

Segment Information

We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 12: Segment Information and Note 3: Balance Sheet Information, respectively, to the consolidated financial statements and risks attendant to our foreign operations is set forth below in Item 1A. Risk Factors.

Seasonality

We generally have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the second quarter of each calendar year, or our fiscal first quarter.

Information About Our Executive Officers

Following are the names and positions of our management team as of August 1, 2025, including a brief account of the business experience of each.

Name	Position with Quantum
Hugues Meyrath	President and Chief Executive Officer
Lewis W. Moorehead	Chief Financial Officer
Anthony Craythorne	Chief Revenue Officer
Laura Nash	Chief Accounting Officer

Hugues Meyrath, 55, was appointed as President and Chief Executive Officer of the Company, effective June 2, 2025. Mr. Meyrath has served on the Board of Directors since September 2022, and serves as an advisor to startup companies. Mr. Meyrath served as chief product officer of ServiceChannel from January 2017 through December 2021, a provider of SaaS-based multi-site solutions, which was acquired by Fortive Corporation, a provider of connected workflow solutions, in 2021. Following the acquisition, Mr. Meyrath continued to serve as an advisor to ServiceChannel until August 2022. Prior to that, he served as vice president at Dell Technologies Capital, a venture capital arm of Dell Technologies that invests in enterprise and cloud infrastructure, where he was responsible for driving venture funding and mergers and acquisitions, while also holding advisory roles for portfolio companies. Prior to its acquisition by Dell Technologies Capital, he served as vice president of product management and business development for EMC Corporation’s backup and recovery services, which offers data protection and business continuity products. Mr. Meyrath previously held senior leadership roles at Juniper Networks, Brocade Communications and SBS Corp, and was an employee of the Company from January 2002 to September 2003. Mr. Meyrath holds a bachelor’s degree in engineering from the University of Louvain in Belgium and an MBA from the University of California, Berkeley.

Lewis Moorehead, 53, served as Chief Financial Officer from April 2025 to August 2025. He previously served as Vice-President of Finance and Treasurer from June 2023 to April 2025, and Chief Accounting Officer from October 2018 to June 2023. Prior to joining Quantum, Mr. Moorehead was the Director of Finance, Accounting and Tax at Carvana, Co. (NYSE: CVNA), a publicly traded on-line retailer, from November 2016 to October 2018. From September 2004 to October 2016, he served as Managing Partner at Quassey, an investment firm. While at Quassey, he also served as Vice President of Finance and Principal Accounting Officer at Edgio, Inc. (f/k/a Limelight Networks) (Nasdaq: EGIO), a NASDAQ-listed global content delivery network and SaaS provider, from March 2010 to August 2013. He has also held finance and accounting positions at eTelecare Global Solutions, Rivers and Moorehead PLLC, Intelligentias, Inc., American Express and PricewaterhouseCoopers. He holds a Bachelor of Business Administration (B.B.A.), in Accounting from the University of Wisconsin-Whitewater.

Anthony Craythorne, 56, was appointed Chief Revenue Officer in July 2025. Prior to that, he held various positions at leading technology companies in the U.S., Europe, and Asia. He joined Quantum following two years as a contract Chief Revenue Officer, where he helped startups launch and growth-stage companies optimize their go-to-market strategies in SaaS, cybersecurity, and data storage. Tony has held senior leadership roles including Chief Revenue Officer at Index Engines and Zadara; CEO of Bamboo Systems; Senior Vice President of Worldwide Sales at Komprise; and executive positions at Brocade, Hitachi Data Systems, Nexsan, among others.

Laura Nash, 45, has served as Chief Accounting Officer of the Company since June 2023. Prior to her appointment as Chief Accounting Officer, Ms. Nash served as Controller from June 2019 to June 2023. Prior to that, from September 2005 to June 2019, Ms. Nash held various positions in Audit and Financial Accounting Advisory Services at Ernst & Young, an accounting firm, in both the U.S. and the U.K. Ms. Nash holds a Bachelor of Laws from University of Aberdeen and a Certificate in Accounting from University of Washington – Michael G. Foster School of Business. She is a member of the Institute of Chartered Accountants of Scotland.

Human Capital

In the fiscal year ended March 31, 2025, our Chief Administrative Officer lead our human capital initiatives, which include the design and execution of all people strategies. The Chief Administrative Officer worked directly with the Board of Directors, the Leadership and Compensation Committee, and Senior Management on the design, cost, and effectiveness of our people programs to ensure they are competitive and reward our teams for driving company performance.

Our workforce is currently distributed across 19 countries, with approximately 635 employees globally as of March 31, 2025, including 305 in North America, 180 in APAC, and 150 in EMEA. We engage with contractors, consultants, or temporary employees as needs for special projects occur.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you make a decision to buy our common stock, in addition to the risks and uncertainties discussed above under “Note Regarding Forward-Looking Statements,” you should carefully consider the risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

A significant portion of our manufacturing, sales, and supply chain operations occur in countries other than the U.S. We utilize third-party business partners to engineer, produce, sell, and fulfill orders for our products, several of which have operations located in foreign countries including China, Hungary, India, Japan, Malaysia, Singapore,

Mexico, the Philippines, Thailand, and Ukraine. Because of these global operations, we are subject to a number of risks in addition to those already described, including:
•increasing import and export duties and value-added taxes, or trade regulation changes, including tariffs, that could erode our profit margins or delay or restrict our ability to transport our products;
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

Our product sales have been and continue to be concentrated among a small number of channel partners, direct end-users, and original equipment manufacturers. We sell to many end-user customers and channel partners on purchase orders, not under the terms of a binding long-term procurement agreement. Accordingly, they generally are not obligated to purchase any minimum product volume, and our relationships with them are terminable at will. In addition, we have focused our direct-sales business on the largest users of hierarchical storage architectures, the so-called “hyperscalers”; there are very few of these extremely large storage customers, but their order activity has a significant impact on our results from quarter to quarter.

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

During the fiscal year ended March 31, 2025 and 2024, no customer represented 10% or more of our total revenue. If any of our large customers should significantly decrease or stop purchasing our solutions, we would see a significant reduction in revenue that may result in a material adverse effect on our operating results.

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

Our stock price has been extremely volatile in the past. For example, the closing price of our common stock on the Nasdaq Global Market ranged from $2.22 to $90.64 from June 1, 2024 through May 31, 2025. During this time, we did not experience any material changes in our financial condition or results of operations that would explain such price volatility. The trading price of our common stock may continue to fluctuate in response to a number of events and factors, many of which may be beyond our control, such as:
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

Significant changes to our leadership team and management transitions might harm our future operating results.

We have experienced significant changes to our leadership team in 2025, including changes to our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer. Although we believe these leadership transitions are in the best interest of our stockholders, these transitions may result in the loss of personnel with deep institutional knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners, and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members within our organization to achieve our operating objectives. As such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business and acclimate into their new roles. Furthermore, these changes increase our dependency on the other members of our leadership team that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find candidates that meet our requirements. Our future operating results may depend upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be materially and adversely affected.

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

Risks Related to Our Indebtedness and Liquidity

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

Our level of indebtedness presents significant risks to our business and investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash and operating results to remain in compliance with our covenants and pay the principal and interest on our indebtedness as it becomes due. As recently as December 2024, we fell out of compliance with certain financial covenants in our credit agreements, which resulted in defaults for which we received waivers of noncompliance from our lenders. For further description of our outstanding debt, see the section captioned “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of our indebtedness:
•Our ability to invest in growing our business is constrained by the financial covenants contained in our credit facilities, which require us to maintain certain maximum total net leverage ratio levels, a minimum fixed charge coverage ratio, and liquidity levels and restrict our ability to:
•Incur debt and liens;
•Acquire businesses or entities or sell certain assets;

•Make investments, including loans, guarantees, and advances;
•Engage in transactions with affiliates;
•Pay dividends or repurchase stock; and
•Enter into certain restrictive agreements;
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

Our ability to make scheduled payments of the principal, to pay interest on, or refinance our debt, or to make cash payments in connection with our credit facilities, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Further, as our debt reaches maturity, we will be required to make large cash payments or adopt one or more alternatives, such as restructuring indebtedness or obtaining additional debt or equity financing on terms that may be highly dilutive. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. We may be unable to incur additional debt or refinance our existing debt on acceptable terms, if at all, which could result in a default on our debt obligations.

We continue to review and discuss potential financial transactions, including with our current lenders, in an effort to restructure our currently outstanding debt and to improve our balance sheet. If we proceed with any of these potential financial transactions, they could be highly dilutive to our stockholders. If a potential financial transaction does not occur or we are unable to repay all our outstanding debt from the proceeds of this offering, then we intend to continue to explore one or more alternatives, such as restructuring remaining indebtedness or obtaining additional debt or equity financing on terms that may be highly dilutive.

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

In connection with entering into our prior credit facilities and certain amendments to our prior credit facilities, we were required to issue to our lenders thereunder, certain warrants to purchase our common stock. These warrants were exercised in December 2024 and January 2025 and resulted in significant dilution to our stockholders. Future sales of common stock issued upon the exercise of these warrants may cause our stock price to decline.

We must maintain compliance with the terms of our existing credit facilities or receive a waiver for any non-compliance. The failure to do so could have a material adverse effect on our ability to finance our ongoing operations and we may not be able to find an alternative lending source if a default occurs.

In March 2024, June 2024, July 2024, August 2024 and again in December 2024, we fell out of compliance with certain financial covenants in our credit agreements, which resulted in defaults for which we received waivers of noncompliance from our lenders. Our credit agreements contain negative covenants and customary events of default provisions, including for payment default, covenant default, cross default to other material indebtedness, and judgment default. Each of these limitations are subject to certain liquidity levels, thresholds, or grace periods. In addition, the credit agreement contains affirmative covenants, including certain financial covenants that require us to maintain minimum fixed charge coverage ratios. The applicable interest rate on the facility may increase if our total leverage ratio increases to specified amounts that would result in our interest expenses rising.

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
If we do not maintain compliance with all of the continuing covenants imposed by the credit agreements and other terms and conditions of the credit facility, we could be required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. There is no assurance that we will be able to negotiate an amendment that will provide for modified financial covenant levels that we can satisfy, or that we will be able to obtain an additional waiver to the credit agreement in the case of future events of default (including but not limited to those related to financial covenants). Any additional amendment or waiver will likely require concessions from the Company, such as prepayments, the imposition of other covenants or restrictions, limitations on future borrowing, or the payment of lender expenses. Furthermore, if the debt is accelerated, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. We continue to review and discuss potential financial transactions, including with our current lenders, if an effort to restructure our currently outstanding debt and to improve our balance sheet. If we proceed with any of these potential financial transactions, they could be highly dilutive to our stockholders. If a potential financing transaction does not occur or we are unable to repay all our outstanding debt from the proceeds of this offering, then we intend to continue to explore one or more alternatives to restructure or repay our remaining debt. Without a sufficient credit facility, we would be adversely affected by a lack of access to liquidity needed to operate our business.
It is not possible to predict the actual number of shares we will sell under the Standby Equity Purchase Agreement (the “SEPA”), or the actual gross proceeds resulting from those sales.

On January 25, 2025, we entered into the SEPA with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“YA”), pursuant to which YA committed to purchase up to $200.0 million in shares of our common stock, subject to certain limitations and conditions.

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

Moreover, although the SEPA provides that we may sell up to an aggregate of $200.0 million of our common stock to YA, only an aggregate of 19,811,201 shares of our common stock under the SEPA have been registered for resale by YA. If it becomes necessary for us to issue and sell to YA under the SEPA more than the shares that were registered for resale under the Registration Statement in order to receive aggregate gross proceeds equal to the total commitment of aggregate of $200.0 million under the SEPA, we must file with the SEC one or more additional registration statements to register under the Securities Act of 1933 the resale by YA of any such additional shares of our common stock we wish to sell from time to time under the SEPA, which the SEC must declare effective.

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

In the last several years, we have recorded significant restructuring charges and made cash payments to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, to execute strategic management decisions, and to rationalize our operations following acquisitions. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees, and may result in increased legal proceedings by terminated employees. We may take future steps to further reduce our operating costs, including additional restructurings in response to strategic decisions, increased operating and product costs due to inflation, supply chain constraints, and other external factors, adverse changes in our business or industry, or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.

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

As a public company, we are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq, and certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Act”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

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

If we do not continue to meet all of the continued listing requirements of Nasdaq, we may be delisted.

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

On May 14, 2024, we had a hearing before the Panel to address the deficiencies in complying with the Minimum Bid Price Requirement and the Filings Requirement and to present a plan to regain compliance. On June 6, 2024, the Panel issued a ruling granting us an extension period for (i) the Minimum Bid Price Requirement until September 16, 2024 and (ii) the Filings Requirement until July 1, 2024. As a result of the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 on June 28, 2024, which included the financial statements and other information required in the Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2023 and September 30, 2023, we complied with the Filings Requirement. In addition, on August 26, 2024, we effected a 1-for-20 reverse stock split of our common stock following stockholder approval at our annual meeting of stockholders in order to comply with the Minimum Bid Price Requirement.

On September 17, 2024, we received a letter from the Nasdaq Staff confirming that we regained compliance and that our securities will continue to be listed on Nasdaq.

On October 4, 2024, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) (the "Market Value Requirement") as a result of our failure to maintain a minimum market value of publicly held shares of $15,000,000. On December 9, 2024, we received a letter from the Nasdaq Staff confirming that we had regained compliance with the Market Value Requirement and that the matter would be closed.

On July 17, 2025, we received written notice from Nasdaq that we were not in compliance with the Filings Requirement as a result of our failure to timely file the Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 10-K").

While we expect to regain compliance with the Filings Requirement with respect to the 2025 10-K within the timeline prescribed by Nasdaq, there can be no assurance that we will be able to regain compliance within such period. In addition, we have not been able to file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 by August 14, 2025. If we fail to regain compliance and Nasdaq determines to delist our common stock, our common stock would be traded on the over-the-counter market, and the value and liquidity of our stockholders’ investments would be materially impacted. Furthermore, there can be no assurance that we will maintain compliance with the other Nasdaq listing requirements.

We have restated certain of our prior consolidated financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

In this Annual Report on Form 10-K, we restated certain of our financial statements. Also, in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Annual Report”), we restated certain of our financial statements. The determination to restate the financial statements was made by our Audit Committee of the Board of Directors upon management’s recommendation. Our management concluded that certain of our previously issued financial statements should no longer be relied upon.

The restatement of our previously issued financial statements is time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

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

We have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2025 due to the existence of material weaknesses in our internal control over financial reporting, as described in Item 9A. Controls and Procedures of the this Annual Report on Form 10-K.

Some of these material weaknesses resulted in the restatement of the unaudited condensed quarterly financial information for the quarterly period ended December 31, 2024.

We cannot provide assurance that the material weaknesses and deficiencies identified in the 2025 Annual Report and the consolidated financial statements appearing elsewhere in this Annual Report will not recur, or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our financial reporting process, and our operational, information technology, financial systems, compliance and infrastructure procedures and controls. We also intend to continue to expand, train, retain and manage our personnel who are essential to effective internal control and compliance. In doing so, we will continue to incur expenses and expend management time.

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

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), our Amended and Restated Bylaws (the “Bylaws”), and Delaware law, contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;
•controlling the procedures for the conduct and scheduling of meetings of the Board and stockholders;
•providing our Board with the express power to postpone and cancel previously scheduled special meetings at any time;
•limiting the determination of the number of directors on our Board and the filling of vacancies or newly created seats on the board to our Board then in office; and
•providing that directors may be removed by stockholders only for cause.

While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

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

ITEM 2. PROPERTIES
As of March 31, 2025, our headquarters were located in San Jose, California. Effective August 1, 2025, we moved our headquarters to Centennial, Colorado. We lease facilities in North America, Europe, and Asia Pacific. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

Holders of Record

As of June 24, 2025, we had 200 holders of record of our common stock.

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

Recent Sales of Unregistered Securities
In connection with the execution of the SEPA, the Company issued 42,158 shares of common stock as commitment shares on January 29, 2025.

Pursuant to the SEPA, the Company issued (i) 190,000 shares of common stock on February 18, 2025, (ii) 480,000 shares of common stock on February 20, 2025, (iii) 22,000 shares of common stock on March 3, 2025, (iv) 315,000 shares of common stock on March 14, 2025, and (v) 107,981 on March 18th, 2025.

Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended ("the "Exchange Act").

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report.

The following discussion of our financial condition and results of operations covers fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, that was filed with the SEC on June 28, 2024.

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

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the quarter ended December 31, 2024. For additional information related to the quarterly restatement, see Note 14: Restatement of Unaudited Quarterly Financial Statements in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

	Year Ended March 31,
(in thousands)	2025	2024

Total revenue	$274,058	$311,600
Total cost of revenue (1)	164,226	186,711
Gross profit	109,832	124,889
Operating expenses
Sales and marketing (1)	52,320	60,893
General and administrative (1)	63,961	51,547
Research and development (1)	31,141	38,046
Restructuring charges	4,090	3,280
Total operating expenses	151,512	153,766
Loss from operations	(41,680)	(28,877)
Other expense, net	(710)	(1,746)
Interest expense	(23,607)	(15,089)
Change in fair value of warrant liability	(45,270)	5,137
Loss on debt extinguishment, net	(3,003)	—
Net income (loss) before income taxes	(114,270)	(40,575)
Income tax provision	821	711
Net income (loss)	$(115,091)	$(41,286)
(1) Includes stock-based compensation as follows:

	Year Ended March 31,
(in thousands)	2025	2024

Cost of revenue	$373	$774
Research and development	495	1,091
Sales and marketing	317	669
General and administrative	1,643	2,187
Total	$2,828	$4,721

Comparison of the Years Ended March 31, 2025 and 2024

Revenue

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$154,182	57%	$174,879	56%	$(20,697)	(12)%
Service and subscription revenue	110,658	40%	126,590	41%	(15,932)	(13)%
Royalty revenue	9,218	3%	10,131	3%	(913)	(9)%
Total revenue	$274,058	100%	$311,600	100%	$(37,542)	(12)%
Product Revenue

In fiscal 2025, product revenue decreased $20.7 million, or 12%, as compared to fiscal 2024. The primary driver of the decrease was a drop in demand from our large hyperscale customers in the first quarter of the prior year, as well as more general decreases in the overall tape market. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We anticipate the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
Service and Subscription Revenue
Service and subscription revenue decreased $15.9 million, or 13%, in fiscal 2025 compared to fiscal 2024. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $0.9 million, or 9%, in fiscal 2025, as compared to fiscal 2024, related to lower overall unit shipments.

Gross Profit and Margin

	Year Ended March 31,
(in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product gross profit	$34,452	22.3%	$38,459	22.0%	$(4,007)	30
Service and subscription gross profit	66,162	59.8%	76,299	60.3%	(10,137)	(50)
Royalty gross profit	9,218	100.0%	10,131	100.0%	(913)	—
Gross profit	$109,832	40.1%	$124,889	40.1%	$(15,057)	—
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 30 basis points for fiscal 2025, as compared to fiscal 2024. This decrease was due primarily to a revenue mix less weighted towards higher margin tape products.
Service and Subscription Gross Margin
Service and subscription gross margin increased 50 basis points for fiscal 2025, as compared to fiscal 2024. This increase was due primarily to improved operational costs as we implemented strict cost controls and improved our organization design.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating expenses

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$52,320	19%	$60,893	20%	$(8,573)	(14)%
General and administrative	63,961	23%	51,547	17%	12,414	24%
Research and development	31,141	11%	38,046	12%	(6,905)	(18)%
Restructuring charges	4,090	2%	3,280	1%	810	25%
Total operating expenses	$151,512	55%	$153,766	50%	$(2,254)	(1)%

In fiscal 2025, sales and marketing expenses decreased $8.6 million, or 14%, as compared with fiscal 2024. This decrease was primarily driven by an increase in operational cost management, as well as decreased commission expense on lower revenue.

In fiscal 2025, general and administrative expenses increased $12.4 million, or 24%, as compared with fiscal 2024 This increase was primarily driven by large non-recurring costs related to our re-evaluation of Topic 606, and other non-recurring projects.
In fiscal 2025, research and development expenses decreased $6.9 million, or 18%, as compared with fiscal 2024. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In fiscal 2025, restructuring expenses increased $0.8 million, or 25%, as compared with fiscal 2024. This increase is driven by corporate restructuring activities as we consolidated our physical footprint and operations in certain markets.

Other expense, net

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense), net	$(710)	0%	$(1,746)	(1)%	$(1,036)	(59)%

In fiscal 2025, other income (expense) resulted in a net decrease of $1.0 million or 59%, compared to fiscal 2024. The decrease was primarily related to differences in foreign currency gains and losses during each period.

Interest expense

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(23,607)	(9)%	$(15,089)	(5)%	(8,518)	56%

In fiscal 2025, interest expense increased $8.5 million, or 56%, as compared to fiscal 2024. This increase was primarily due to a higher principal balance on our Term Loan as well as a higher interest rate.

Warrant liabilities

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(45,270)	(17)%	$5,137	2%	$(50,407)	(981)%
In fiscal 2025, we recorded a non-cash loss of $45.3 million related to the change in fair value of our warrant liabilities, compared to a non-cash gain of $5.1 million in the same period in fiscal 2024. This change was primarily driven by fluctuations in our stock price.

Loss on debt extinguishment, net

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment, net	$(3,003)	(1)%	$—	—%	$(3,003)	(100)%
In fiscal 2025, loss on debt extinguishment, net was related to prepayment of our long-term debt.

Income tax provision

	Year Ended March 31,
(in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Income tax provision	$821	—%	$711	0%	$(110)	(15)%
In fiscal 2025, the income tax provision increased $110 thousands or 15%, compared to fiscal 2024. The income tax provision increased in 2025 primarily due to a higher valuation allowance and a warrant mark-to-market adjustment, which together offset the federal statutory tax benefit from pre-tax losses. Additionally, the expiration of tax attributes contributed to the increase, as previously available deferred tax assets could no longer be used.

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

Comparison of the Three Months Ended December 31, 2024 (Restated) and 2023

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
	Restated
Product revenue	$38,634	57%	$37,113	51%	$1,521	4%
Service and subscription	27,724	40%	32,771	46%	(5,047)	(15)%
Royalty	2,326	3%	2,042	3%	284	14%
Total revenue	$68,684	100%	$71,926	100%	$(3,242)	(5)%
Product Revenue
In the three months ended December 31, 2024, product revenue increased $1.5 million, or 4%, as compared to the same period in fiscal 2024. The primary driver of the increase was in Primary storage systems with higher sales of our StorNext based solutions.
Service and Subscription Revenue
Service and subscription revenue decreased $5.0 million, or 15%, in the three months ended December 31, 2024 compared to the same period in fiscal 2024. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.3 million, or 14%, in the three months ended December 31, 2024 compared to the same period in fiscal 2024 due to product mix.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
	Restated
Product	$7,712	20.0%	$7,069	19.0%	$643	100
Service and subscription	17,850	64.4%	20,070	61.2%	(2,220)	320
Royalty	2,326	100.0%	2,042	100.0%	284	—
Gross profit	$27,888	40.6%	$29,181	40.6%	$(1,293)	—
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased by $0.6 million, or by 100 basis points, for the three months ended December 31, 2024, as compared with the same period in fiscal 2024. This increase was primarily due to a more favorable mix of revenues, weighted towards our higher margin product lines, as well as improvements in our operational efficiency and logistics costs.
Service and Subscription Gross Margin
Service and subscription gross margins increased 320 basis points for the three months ended December 31, 2024, as compared with the same period in fiscal 2024. This increase was primarily driven by improvements in our operations efficiency.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Sales and marketing	$12,448	18%	$14,244	20%	$(1,796)	(13)%
General and administrative	14,142	21%	11,893	17%	2,249	19%
Research and development	7,683	11%	8,763	12%	(1,080)	(12)%
Restructuring charges	1,342	2%	497	1%	845	170%
Total operating expenses	$35,615	52%	$35,397	49%	$218	1%
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

Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(6,840)	(10)%	$(3,937)	(5)%	$(2,903)	74%
In the three months ended December 31, 2024, interest expense increased $2.9 million, or 74%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Three Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(61,630)	(90)%	$4,402	6%	$(66,032)	(1,500)%

In December 31, 2024, we recorded a non-cash loss of $61.6 million related to the change in fair value of our warrant liabilities, compared to a non-cash gain of $4.4 million in the same period in fiscal 2024. This change was primarily driven by fluctuations in our stock price.

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

Comparison of the Nine Months Ended December 31, 2024 (Restated) and 2023

Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
	Restated
Product revenue	$120,565	56%	$138,635	58%	$(18,070)	(13)%
Service and subscription	84,640	40%	94,229	39%	(9,589)	(10)%
Royalty	7,592	4%	7,235	3%	357	5%
Total revenue	$212,797	100%	$240,099	100%	$(27,302)	(11)%
Product Revenue
In the nine months ended December 31, 2024, product revenue decreased $18.1 million, or 13%, as compared to the same period in fiscal 2024. The primary driver of the decrease was a $20 million decrease in demand from our large hyperscale customers, as well as more general decreases in the overall tape market with declines in media and devices revenue. Outside of the Tape and Hyperscale business, our remaining Secondary and Primary storage systems are also offered as a subscription. We expect the product revenue portion of our Primary and Secondary storage systems to decrease as we continue to transition to subscription-based offerings.
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
Service and subscription revenue decreased $9.6 million, or 10%, in the nine months ended December 31, 2024 compared to the same period in fiscal 2024. This decrease was primarily driven by certain long-lived products reaching their end-of-service-life, partially offset by increases in subscription-based revenue.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a small increase of $0.4 million, or 5%, in the nine months ended December 31, 2024 compared to the same period in fiscal 2024 due to product mix.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2024	Gross margin %	2023	Gross margin %	$ Change	Basis point change
	Restated
Product	$27,314	22.7%	$33,421	24.1%	$(6,107)	(141)
Service and subscription	50,686	59.9%	56,900	60.4%	(6,214)	(48)
Royalty	7,592	100.0%	7,235	100.0%	357	—
Gross profit	$85,592	40.2%	$97,556	40.6%	$(11,964)	(43)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 140 basis points, for the nine months ended December 31, 2024, as compared with the same period in fiscal 2024. This decrease was primarily due to a less favorable mix of revenues, weighted towards our lower margin product lines, which were partially offset from improvements in our operational efficiency and logistics costs.

Service and Subscription Gross Margin
Service and subscription gross margin decreased 50 basis points for the nine months ended December 31, 2024, as compared with the same period in fiscal 2024. This decrease was primarily driven by lower service revenues.
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
The change in other income (expense), net during the nine months ended December 31, 2024 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the nine months ended December 31, 2024.

Interest Expense

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Interest expense	$(16,761)	(8)%	$(10,992)	(5)%	$(5,769)	52%
In the nine months ended December 31, 2024, interest expense increased $5.8 million, or 52%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Nine Months Ended December 31,
(dollars in thousands)	2024	% of revenue	2023	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(56,414)	(27)%	$7,341	3%	$(63,755)	(868)%

In December 31, 2024, we recorded a non-cash loss of $56.4 million related to the change in fair value of our warrant liabilities, compared to a non-cash gain of $7.3 million in the same period in fiscal 2024. This change was primarily driven by fluctuations in our stock price.

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

We had cash and cash equivalents of $16.5 million as of March 31, 2025, which excludes $0.1 million of short-term restricted cash. Our total outstanding Term Loan debt was $102.5 million, and we had $0.4 million available to borrow under the PNC Credit Facility as of March 31, 2025.

We generated negative cash flows from operations of approximately $23.6 million and $10.2 million for the fiscal years ended March 31, 2025 and 2024, respectively, and generated net losses of approximately $115.1 million and $41.3 million for the fiscal years ended March 31, 2025 and 2024, respectively. We have funded operations through the sale of common stock, term debt borrowings and PNC Credit Facility borrowings described in Note 4: Debt.

On January 25, 2025, the Company entered into a SEPA in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. As of March 31, 2025, the Company has sold 1.2 million shares of Common Stock under the SEPA with net proceeds of approximately $16.4 million. Subsequent to March 31, 2025 through July 31, 2025, the Company sold an additional 6.3 million shares of Common Stock under the SEPA with net proceeds of $66.6 million. As of July 31, 2025, the Company had cash and cash equivalents of approximately $28.1 million as well as $0.0 borrowed. See Note 7: Common Stock for additional information related to the SEPA. On August 13, 2025, the Company terminated the PNC Credit Facility.

We are subject to various debt covenants under our credit agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. As discussed in Note 1: Description of Business and Significant Accounting Policies—Going Concern, we believe we will be in violation of our net leverage covenant as of the September 30, 2025 testing date and the violation will cause the Term Loan outstanding balance to become due as an event of default. As a result, we classified the Term Loan as current liabilities in the accompanying consolidated balance sheet. Additionally, the Company is evaluating strategies to restructure or refinance our debt, including potential covenant waivers. We may be unable to obtain additional funding. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. For additional information about our debt, see the sections entitled “Risk Factors—Risks Related to Our Indebtedness and Liquidity” in Item 1A. Risk Factors and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Year Ended March 31,
( in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(23,613)	$(10,156)
Investing activities	(4,947)	(5,869)
Financing activities	19,306	15,713
Effect of exchange rate changes	(3)	(3)
Net change in cash, cash equivalents, and restricted cash	$(9,257)	$(315)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $13.5 million to $23.6 million for the year ended March 31, 2025 compared to $10.2 million for the year ended March 31, 2024, The increase was primarily attributable the decrease in revenue and associated gross profit in addition to an increase in large non-recurring costs related to our re-evaluation of Topic 606, and other non-recurring projects.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.9 million for the year ended March 31, 2025, primarily attributable to capital expenditures.

Net cash used in investing activities was $5.9 million for the year ended March 31, 2024, primarily attributable to the implementation costs of a new Enterprise Resource Planning system.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19.3 million for the year ended March 31, 2025 due primarily to borrowings under our Term Loan credit facility.

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

Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
(in thousands)	Total	1 year or less	1 – 3 Years	3 –5 Years	More than 5 years
Debt obligations (1)	$129,107	$129,107	$—	$—	$—
Future lease commitments (2)	19,111	2,346	3,429	2,481	10,855
Purchase obligations (3)	48,612	48,612	—	—	—
Total	$196,830	$180,065	$3,429	$2,481	$10,855

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

Revenue Recognition

Our revenue is derived from three main sources: (a) products, (b) service and subscription, and (c) royalties. Our performance obligations are satisfied at a point in time or over time as stand ready obligations. Product revenue is recognized at the point in time when the customer takes control of the product, which typically occurs at the point of shipment. Service and subscription revenue consists of customer support agreements, software subscriptions, installation, and consulting & training. Our software subscriptions include term licenses which are recognized as revenue when the license has been delivered to the customer and related customer support which is recognized ratably over the service period. Revenue from customer support agreements is recognized ratably over the contractual term of the agreement. Installation services are typically completed within a short period of time and revenue from these services are recognized at the point when installation is complete. A majority of our consulting and training revenue does not take significant time to complete therefore these obligations are satisfied upon completion of such services over time as each day is completed. We license certain products under royalty arrangements, pursuant to which our licensees periodically provide us with reports containing units sold to end users subject to the royalties. The reports substantiate that our performance obligation has been satisfied and we recognize royalty revenue based on the reports or when amounts can be reasonably estimated.

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

Interest Rate Risk

We are subject to interest rate risk on borrowings under our variable interest rate term debt and PNC Credit Facility. See Note 4: Debt to our consolidated financial statements for a description of our long-term debt. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the term debt and the PNC Credit Facility during fiscal 2025, a hypothetical 100-basis point increase or decrease in market interest rates sustained throughout the year would not result in a material change to our annual interest expense. Our other long-term debt related to lease obligations have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest applied to our lease obligations to be minimal.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Quantum Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quantum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company believes it will be in violation of the net leverage coverage covenant for the quarter ended September 30, 2025. The Company’s plan which is also described in Note 1, contemplates the Company negotiating waivers to these covenants and is evaluating strategies to restructure or refinance the existing term debt. If the Company is unable to obtain additional waivers, the term debt will become immediately due, and additional liquidity will be required to satisfy the obligations. The Company’s ability to achieve the foregoing elements of its business, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Determination of Standalone Selling Price

As described further in Note 1 to the consolidated financial statements, the Company’s contracts with customers often include multiple performance obligations. The transaction price of each contract is allocated to individual performance obligations based upon relative stand-alone selling price (“SSP”). The SSP of performance obligations is determined based on observable prices at which the Company separately sells the products and services or alternative methods. If the SSP is not directly observable, the Company will estimate the SSP considering historical and current selling prices, internal discounting practices, and competitor information for similar products/services, which can require significant judgment and are subject to change based on continuous reevaluation. We identified the determination of the SSP of performance obligations as a critical audit matter.

The principal considerations for our assessment that the determination of the SSP of performance obligations represents a critical audit matter are the high degree of auditor judgment and an increased extent of effort related to evaluating SSP due to the absence of directly observable data which requires the Company to make subjective assumptions used to estimate the SSP for each performance obligation.

Our audit procedures related to the determination of the SSP of performance obligations included the following primary procedures, among others:
•We evaluated the appropriateness of the overall methodology used by management to develop the estimates, including considering whether the methodology maximized the use of observable outputs.
•We tested management’s process by evaluating key assumptions for performance obligations that do not include directly observable sales or for performance obligations that do not include sufficient directly observable sales. Specifically, we:
◦considered the consistency with external market and competitor margin data for products and services
◦determined the appropriateness of the categorization and classification of products and services
◦recalculated and validated the inputs used in management’s calculations, including selling prices and discounts. Since the inputs were derived from multiple sources and were dependent on the type of revenue for each performance obligation, our audit procedures needed to be tailored accordingly.
◦tested the completeness and accuracy of management’s calculations of estimated selling prices, including the allocation between products and services

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

Bellevue, Washington
August 26, 2025

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$16,464	$25,692
Restricted cash	139	168
Accounts receivable, net of allowance for credit losses of $99 and $22, respectively	52,502	67,788
Manufacturing inventories	20,336	17,753
Service parts inventories	2,098	9,783
Prepaid expenses	2,738	2,186
Other current assets	8,529	8,414
Total current assets	102,806	131,784

Property and equipment, net	11,378	12,028
Intangible assets, net	281	1,669
Goodwill	12,969	12,969
Right-of-use assets, net	8,580	9,425
Other long-term assets	19,388	19,740
Total assets	$155,402	$187,615
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,463	$26,087
Accrued compensation	9,214	18,214
Deferred revenue, current portion	75,076	78,511
Accrued restructuring charges	786	—
Term debt	96,486	82,496
Revolving credit facility	26,600	26,604
Warrant liabilities	—	4,046
Other accrued liabilities	17,982	13,986
Total current liabilities	257,607	249,944
Deferred revenue, net of current portion	38,847	38,176
Operating lease liabilities	8,934	9,621
Other long-term liabilities	14,380	11,372
Total liabilities	319,768	309,113
Commitments and Contingencies (Note 10)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2025 and 2024, respectively	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 6,962 and 4,792 shares issued and outstanding at March 31, 2025 and 2024, respectively	70	48
Additional paid-in capital	779,645	708,027
Accumulated deficit	(942,471)	(827,380)
Accumulated other comprehensive loss	(1,610)	(2,193)
Total stockholders' deficit	(164,366)	(121,498)
Total liabilities and stockholders' deficit	$155,402	$187,615
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended March 31,
	2025	2024

Revenue
Product	$154,182	$174,879
Service and subscription	110,658	126,590
Royalty	9,218	10,131
Total revenue	274,058	311,600
Cost of revenue
Product	119,730	136,419
Service and subscription	44,496	50,292
Total cost of revenue	164,226	186,711
Gross profit	109,832	124,889
Operating expenses
Sales and marketing	52,320	60,893
General and administrative	63,961	51,547
Research and development	31,141	38,046
Restructuring charges	4,090	3,280
Total operating expenses	151,512	153,766
Loss from operations	(41,680)	(28,877)
Other expense, net	(710)	(1,746)
Interest expense	(23,607)	(15,089)
Change in fair value of warrant liability	(45,270)	5,137
Loss on debt extinguishment, net	(3,003)	—
Net loss before income taxes	(114,270)	(40,575)
Income tax provision	821	711
Net loss	$(115,091)	$(41,286)

Net loss per share - basic and diluted	$(22.35)	$(8.68)
Weighted average shares - basic and diluted	5,150	4,754

Net loss	$(115,091)	$(41,286)
Foreign currency translation adjustments, net	583	(612)
Total comprehensive loss	$(114,508)	$(41,898)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2025	2024
Operating activities
Net loss	$(115,091)	$(41,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,598	9,313
Amortization of debt issuance costs	5,475	2,735
Non-cash lease expense	1,606	1,453
Paid-in-kind interest	5,179	2,314
Provision for manufacturing and service inventories	4,877	6,490
Stock-based compensation	2,828	4,721
Change in fair value of warrant liabilities	45,270	(3,943)
Non-cash loss on debt extinguishment	3,003	—
Other non-cash	93	990
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,209	4,846
Manufacturing inventories	(5,879)	(1,396)
Service parts inventories	6,680	11,852
Accounts payable	6,154	(11,193)
Prepaid expenses	(552)	1,971
Operating lease liabilities	(1,490)	(1,536)
Deferred revenue	(2,764)	1,386
Accrued restructuring charges	786	—
Accrued compensation	(9,000)	2,504
Other assets	2,110	(2,198)
Other liabilities	6,295	821
Net cash used in operating activities	(23,613)	(10,156)
Investing activities
Purchases of property and equipment	(4,947)	(5,869)
Net cash used in investing activities	(4,947)	(5,869)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	25,000	12,541
Repayments of long-term debt	(19,129)	(5,747)
Borrowings of credit facility	416,418	421,623
Repayments of credit facility	(418,811)	(412,704)
Proceeds from shares issued related to the SEPA, net	15,828	—
Net cash provided by financing activities	19,306	15,713
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Net change in cash, cash equivalents, and restricted cash	(9,257)	(315)
Cash, cash equivalents, and restricted cash at beginning of period	25,860	26,175
Cash, cash equivalents, and restricted cash at end of period	$16,603	$25,860
Supplemental disclosure of cash flow information
Cash paid for interest	$11,927	$12,314
Cash paid for income taxes, net of refunds	$1,814	$1,776
Non-cash transactions
Purchases of property and equipment included in accounts payable	$850	$661
Right-of-use assets obtained in exchange for new lease liabilities	$678	$594

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	$16,464	$25,692
Restricted cash, current	139	168
Total cash, cash equivalents and restricted cash at the end of period	$16,603	$25,860
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
March 31, 2023	4,678	$47	$703,259	$(786,094)	$(1,581)	$(84,369)
Net loss	—	—	—	(41,286)	—	(41,286)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(612)	(612)
Shares issued under employee incentive plans, net	114	1	(1)	—	—	—
Warrants issued related to long-term debt	—	—	49	—	—	49
Stock-based compensation	—	—	4,720	—	—	4,720
March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss			—	(115,091)		(115,091)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	583	583
Shares issued under employee incentive plans, net	157	2	(2)	—	—	—
Warrants exercised related to long-term debt	856	9	52,975	—	—	52,984
Shares issued related to the SEPA, net	1,157	11	15,817	—	—	15,828
Stock-based compensation	—	—	2,828	—	—	2,828
March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)

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

Reverse Stock Split

On August 15, 2024, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued shares of the Company’s common stock, par value $.01 per share (“Common Stock”), at a ratio ranging from 1 share-for-5 shares up to a ratio of 1-for-20 shares, with the exact ratio, if any, to be selected by the board of directors (the “Board”) and set forth in a public announcement. On August 15, 2024, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Common Stock. The Reverse Stock Split became effective as of August 26, 2024 at 4:01 p.m., Eastern Time (the “Effective Time”). At the Effective Time, every twenty issued shares of Common Stock were automatically reclassified into one issued share of Common Stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 95.9 million shares to approximately 4.8 million shares.

All share and per share amounts for Common Stock in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Going Concern

These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company believes it will be in violation of the net leverage covenant under the Term Loan for the quarter ended September 30, 2025. Additionally, under the terms of the Term Loan, the Company is required to use certain proceeds of the SEPA to pay down the Term Loan. The Company is currently negotiating waivers to these covenants and is evaluating strategies to restructure or refinance the existing term debt. On August 13, 2025, the Company terminated the PNC Credit Facility. If the Company is unable to obtain additional waivers, the term debt will become immediately due, and additional liquidity will be required to satisfy the obligations. Due to the fact that a violation of the debt covenants results in the debt becoming currently payable, the long-term portion of the term debt and PNC Credit Facility have been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2025. See Note 4: Debt for additional information related to the Company’s credit agreements.

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

When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

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

In fiscal 2022, we entered into a new lease in Centennial, Colorado and we incurred material leasehold improvements which are being amortized over the term of the lease. At the time of inception, this term was 15.5 years and as at March 31, 2025 there are 12.4 years remaining.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived asset group, including property and equipment and finite-lived intangible assets, for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures the recoverability of this asset group by comparing the carrying amounts to the future undiscounted cash flows the asset group is expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset group, the Company records an impairment charge for the amount by which the carrying amount of the asset group exceeds its fair market value.

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

The Company has applied the practical expedient for short-term leases which have a lease term of less than twelve months and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, the Company recognizes rent expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred.

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

A majority of the Company's consulting and training revenue does not take significant time to complete therefore these obligations are satisfied over time as each day is completed.

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

Deferred Revenue

Deferred revenue primarily consists of amounts that have been invoiced, which are typically with net 45-day payment terms, but have not yet been recognized as revenue and performance obligations pertaining to service and subscription contracts. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.

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

Stand-alone selling price

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) of the good or service underlying each performance obligation. The SSP represents the amount for which the Company would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Where SSP may not be directly observable (e.g., the performance obligation is not sold separately), the Company maximized the use of observable inputs by using information including historical and current selling prices, internal discounting practices, competitor information for similar customers and similar products/services, and other observable inputs.

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

Costs of Obtaining Contracts with Customers

The Company’s primary cost to obtain contracts is sales commissions earned by sales representatives. These costs are incremental and expected to be recovered indirectly through the margin inherent within the contract. A large portion of the Company’s contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, the Company has elected to apply a practical expedient available in Topic 340-40: Other Assets and Deferred Costs – Contracts with Customers, which allows the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would otherwise have recognized is one year or less.

Sales commissions earned on contracts exceeding one year qualify for capitalization after application of the practical expedient. The duration of these contracts ranges from 1-7 years. Total capitalized costs were $2.3 million, $2.7 million and $2.0 million for fiscal 2025, 2024 and 2023, respectively. Total amortization of capitalized costs of obtaining revenue contracts were $1.3 million, $0.9 million and $0.5 million for fiscal 2025, 2024 and 2023, respectively. These costs are recognized straight line over the associated sales contract term.

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

Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over 10 years starting when the software is ready for its intended use. Software implementation costs capitalized were $1.0 million and $5.0 million in fiscal 2025 and 2024, respectively. Related amortization expense for software implementation costs was $1.8 million and $0.1 million during fiscal 2025 and 2024, respectively.
Advertising Expense
Advertising expense is recorded as incurred and was $2.0 million and $2.5 million in fiscal 2025 and 2024, respectively.
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue as incurred and were $6.8 million and $9.7 million in fiscal 2025 and 2024, respectively.
Restructuring Reserves
Restructuring reserves include charges related to the realignment and restructuring of the Company’s business operations. These charges represent judgments and estimates of the Company’s costs of severance, closure and consolidation of facilities and settlement of contractual obligations under its operating leases, including sublease rental rates, asset write-offs and other related costs. The Company reassesses the reserve requirements to complete each individual plan under the restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from the Company’s estimates, additional charges may be required. See Note 6: Restructuring Charges for more information.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. All Lender Warrants were exercised as of March 31, 2025.

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

Debt Issuance Costs

Debt issuance costs for the PNC Credit Facility are capitalized and amortized over the term of the underlying agreements on a straight-line basis. Amortization of these debt issuance costs is included in interest expense while the unamortized debt issuance cost balance is included in other current assets or other assets. Debt issuance costs for the Term Loans are recorded as a reduction to the carrying amount and are amortized over their terms using the effective interest method. Amortization of these debt issuance costs is included in interest expense.

Stock-Based Compensation

The Company classifies stock-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are re-measured to fair value each reporting period. The Company recognizes stock-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. We account for forfeitures as they occur for all stock-based awards.

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

In fiscal 2025 and 2024, no customer represented more than 10% of the Company's total revenue.

No customer comprised over 10% of accounts receivable as of March 31, 2025. One customer comprised approximately 23% of accounts receivable as of March 31, 2024.

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

Segment Reporting

The Company’s chief operating decision-maker ("CODM") is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income and net income as reported on the consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Consolidated net loss is our segment's primary measure of profit or loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has one reportable segment and operates in three geographic regions: (a) Americas; (b) Europe, Middle East, and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). See Note 12: Segment Information for more information.

Defined Contribution Plan

The Company sponsors a qualified 401(k) retirement plan for its U.S. employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. For the years ended March 31, 2025 and 2024, the Company incurred $0.3 million and $1.4 million in matching contributions, respectively. The Company suspended its program of matching contributions under the 401(k) retirement plan as of July 2024.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard for our annual period beginning fiscal year 2025 on a retrospective basis to all periods presented. The adoption of this standard did not result in a significant change to our consolidated financial statement disclosures.

Recent Accounting Pronouncement Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis.
ASU 2024-03 will be effective for our fiscal year beginning April 1, 2027, and interim periods within our fiscal year beginning April 1, 2028, with early adoption permitted. We are currently evaluating the impact of this new standard on our financial statement disclosures.

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s contract liabilities and certain information related to this balance as of March 31, 2025 (in thousands):

	March 31, 2025	March 31, 2024	March 31, 2023
Accounts receivable, net	$52,502	$67,788	$72,464
Deferred revenue	$113,923	$116,687	$115,302
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$74,048	$76,304	$83,113

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) which is contracted but not recognized revenue was $138.0 million as of March 31, 2025. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of March 31, 2025	$97,013	$41,010	$138,023

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of March 31, 2025 (in thousands):

	Deferred revenue by period
(in thousands)	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$94,462	$65,498	$23,342	$5,622
Subscription revenue	19,461	9,578	7,918	1,965
Total	$113,923	$75,076	$31,260	$7,587

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories	March 31,
	2025	2024
Manufactured finished goods	$10,471	$7,074
Work in progress	380	769
Raw materials	9,485	9,910
Total manufacturing inventories	$20,336	$17,753

Service inventories	March 31,
	2025	2024
Finished goods	$1,189	$3,660
Component parts	909	6,123
Total service inventories	$2,098	$9,783

Property and equipment, net	March 31,
	2025	2024
Machinery and equipment, and software	$47,385	$49,095
Leasehold improvements	13,529	12,473
Furniture and fixtures	1,095	1,109
	62,009	62,677
Less: accumulated depreciation	(50,631)	(50,649)
Total property, plant and equipment, net	$11,378	$12,028

Depreciation expense for property and equipment was $4.2 million and $6.0 million for the years ended March 31, 2025 and 2024, respectively.

Intangibles, net	March 31, 2025			March 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(9,013)	$—	$9,013	$(8,550)	$463
Customer lists	4,398	(4,117)	281	4,398	(3,192)	1,206
Intangible assets, net	$13,411	$(13,130)	$281	$13,411	$(11,742)	$1,669

Intangible assets amortization expense was $1.4 million and $3.3 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 0.3 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the consolidated statements of operations.

As of March 31, 2025, the future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal year ending	Estimated future amortization expense
Fiscal year 2026	$281
Total	$281

Goodwill	Amount
Balance at March 31, 2024	$12,969
Goodwill acquired	—
Balance at March 31, 2025	$12,969

Other long-term assets	March 31,
	2025	2024
Capitalized SaaS implementation costs for internal use	$13,910	$15,349
Capitalized debt costs	2,871	1,923
Contract cost asset	1,144	1,477
Other	1,463	991
Total other long-term assets	$19,388	$19,740

Other accrued liabilities	March 31,
	2025	2024
Accrued expenses	$7,558	$4,251
Asset retirement obligation	3,497	2,069
Accrued income taxes	528	1,044
Accrued warranty	1,032	1,545
Accrued interest	350	524
Lease liability	856	1,256
Other	4,161	3,297
Total other accrued liabilities	$17,982	$13,986

The following table details the change in the accrued warranty balance (in thousands):

	Year Ended March 31,
	2025	2024
Balance as of April 1	$1,545	$2,094
Current period accruals	2,333	2,563
Adjustments to prior estimates	46	(141)
Charges incurred	(2,735)	(2,971)
Reclassification to long-term warranty	(157)	$—
Balance as of March 31	$1,032	$1,545

NOTE 4: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	Year Ended March 31,
	2025	2024
Term Loan	$102,507	$87,942
PNC Credit Facility	26,600	26,604
Less: current portion	(123,086)	(109,100)
Less unamortized debt issuance costs(1)	(6,021)	(5,446)
Long-term debt, net	$—	$—
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

On March 22, 2024, the Company entered into further amendments to the Credit Agreements (the "March 2024 Amendments"). The March 2024 Amendments, among other things, (i) permit the sale of certain assets by the Company and (ii) require that certain proceeds from the sale of such assets be applied to partially prepay the outstanding term loans under the Term Loan credit facility. The Company did not incur any amendment fees related to the March 2024 Amendments and the financial terms of the Credit Agreements were not impacted.

During the quarter ended June 30, 2024, the Company prepaid $12.3 million of the Term Loan. In connection with this prepayment, the Company recorded a loss on debt extinguishment of $0.7 million related to the write-off of a portion of unamortized debt issuance costs.

On May 24, 2024, the Company entered into amendments to the Credit Agreements (the “May 2024 Amendments”) which, among other things, (i) waived compliance with the Company’s net leverage covenant as of March 31, 2024; and (ii) reduced the daily minimum liquidity covenant below $15.0 million until June 16, 2024 and waived any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 100,000 shares of the Common Stock at a purchase price of $9.20 (the “May 2024 Warrants”). Additionally, in connection with the May 2024 Amendment to the Term Loan, the Company incurred an amendment fee that was paid-in-kind of $0.8 million and issued the May 2024 Warrants with a fair market value of $0.8 million. In connection with the May 2024 Amendment to the PNC Credit Facility Amendment, the Company incurred $ 0.5 million of fees and expenses paid to the lender.

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

On July 11, 2024, the Company entered into amendments to the Credit Agreements (the “July 2024 Amendments”) which, among other things, delayed the testing of the Company’s June 30, 2024 net leverage ratio financial covenant until July 31, 2024. In connection with the amendments, the Company issued the Term Loan lenders warrants to purchase an aggregate of 50,000 shares of the Common Stock at a purchase price of $8.20 (the “July 2024 Warrants”).

The July 2024 Amendments to the 2021 Term Loan were accounted for as a modification. The fair value of the July 2024 Warrants of $0.4 million is reflected as a reduction to the carrying amount of the 2021 Term Loan and amortized to interest expense over the remaining loan term. The July 2024 Amendments to the PNC Credit Facility were accounted for as a modification and the $0.1 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

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

In connection with the August 2024 Amendments, the Company received a new senior secured delayed draw term loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw, an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date, which aligns with the 2021 Term Loan. The principal is payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin is (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a

‘SOFR Loan’, 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 14.00% per annum, and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also includes a multiple on invested capital payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

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

Subsequent to the August 2024 Amendments, PNC Credit Facility loans designated as (x) PNC SOFR Loans bear interest at a rate per annum equal to a SOFR based rate, plus an applicable margin of 4.75%and (y) PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR rate plus 1.0%, plus an applicable margin of 3.75%. The Company can designate a loan as a PNC SOFR Loan or PNC Domestic Rate Loan in its discretion.

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,510 shares of the Common Stock, at an exercise price of $6.20 per share (the “August 2024 Warrants”) and which had a fair value of $2.0 million.

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
As of March 31, 2025, the interest rate on the 2021 Term Loan, 2023 Term Loan, and 2024 Term Loans were 14.34%, 14.59% and 16.59%, respectively. As of March 31, 2025, the interest rate on the PNC Credit Facility for Domestic Rate Loans and Swing Loans was 11.25% and for PNC SOFR Loans was 9.17%.
As of March 31, 2025, the PNC Credit Facility had a borrowing base of $27.0 million which includes a reduction of $0.7 million related to outstanding letters of credit issued on the Company's behalf. As of March 31, 2025, there was $0.4 million available to borrow under the PNC Credit Facility.

On January 27, 2025, the Company filed a registration statement on Form S-1 related to the resale, from time to time, of up to 2,302,733 shares of Common Stock in connection with the SEPA. The Registration Statement on Form S-1 was declared effective February 11, 2025.

NOTE 5: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

	Year Ended March 31,
Operating leases	2025	2024
Operating lease right-of-use assets	$8,580	$9,425

Other current liabilities	$856	$1,256
Operating lease liability	8,934	9,621
Total operating lease liabilities	$9,790	$10,877

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
Lease expense	2025	2024
Operating lease expense	$2,895	$3,007
Variable lease expense	263	291
Short-term lease expense	48	—
Total lease expense	$3,206	$3,298

Maturity of Lease Liabilities	Operating Leases
Fiscal year ending 2026	$2,346
2027	1,832
2028	1,597
2029	1,240
2030	1,241
Thereafter	10,855
Total lease payments	$19,111
Less: Imputed interest	(9,321)
Present value of lease liabilities	$9,790

Lease Term and Discount Rate	March 31,
	2025	2024
Weighted average remaining operating lease term (years)	10.19	10.53
Weighted average discount rate for operating leases	12.59%	12.64%

Operating cash outflows related to operating leases totaled $2.8 million and $2.9 million for the fiscal years ended March 31, 2025 and March 31, 2024, respectively.

NOTE 6: RESTRUCTURING CHARGES
During fiscal years 2025 and 2024, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure. All restructuring activities from 2024 fiscal year were completed by the fourth quarter of fiscal 2024. During fiscal year 2025, all employees were notified however due to local requirements, not all employees had left employment by the end of the fiscal year. No asset impairments occurred in fiscal year 2025 or in fiscal year 2024.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Severance and benefits
Balance as of March 31, 2023	$—
Restructuring costs	3,280
Cash payments	(3,280)
Balance as of March 31, 2024	—
Restructuring costs	4,090
Cash payments	(3,266)
Other non-cash	(38)
Balance as of March 31, 2025	$786

NOTE 7: COMMON STOCK
In the fiscal year ended March 31, 2023, the Company’s stockholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
Long-Term Incentive Plan
The Company maintains two stockholder-approved incentive plans, the 2012 Long-Term Incentive Plan (the "2012 Plan") and the 2023 Long-Term Incentive Plan (the “2023 LTIP”). The 2023 LTIP serves as the successor to the Company’s 2012 Plan and provides for grants of performance share units, restricted stock units and stock options. On August 15, 2024, the stockholders of the Company approved an additional 250,000 shares of Common Stock under the 2023 LTIP for future issuance.
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
The 2023 Plan has 0.7 million shares authorized for issuance of new shares, with 0.5 million performance shares and restricted shares outstanding, and 0.1 million shares available for future issuance under the Plan as of March 31, 2025.
2021 Inducement Plan
The Company's 2021 Inducement Plan (the "2021 Inducement Plan") became effective on February 1, 2021 and provides for issuance of inducement equity awards to individuals who were not previously an employee or non-

employee director of the Company as an inducement material to such individual's entering into employment with the Company. The term of each stock option and restricted stock unit under the plan will not exceed seven years, and each award generally vests between two and three years.
On December 30, 2022 the Leadership and Compensation Committee of the Board of Directors approved an amendment to the 2021 Inducement Plan to increase the number of shares of common stock of the Company authorized for issuance thereunder from 38,500 to 0.1 million. There were 38,380 shares available for future issuance as of March 31, 2025.
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
The Company has reserved shares of common stock for future issuance under its ESPP as follows (in thousands):

	March 31,
	2025	2024
Shares available for issuance at beginning of period	4.4	4.4
Shares issued during the period	200	—
Total shares available for future issuance at end of period	204.4	4.4

Performance Stock Units

The Company granted 0 and 6,000 shares of performance share units with market conditions (“Market PSUs”) in fiscal 2025 and 2024, respectively. Market PSUs vest one to three years from the issuance date and become eligible for vesting based on the Company achieving certain stock price targets and are contingent upon continued service of the holder of the award during the vesting period. The estimated fair value of these Market PSUs is determined at the issuance date using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo model to calculate fair values of market PSU’s during each fiscal period are as follows:

Weighted-Average	2025	2024
Discount period (years)	n/a	3.00
Risk-free interest rate	n/a	3.53%
Stock price volatility	n/a	80.50%
Grant date fair value	n/a	$18.20

The Company granted 180,126 and 46,000 units of performance share units with financial performance conditions (“Performance PSUs”) in the fiscal years ended March 31, 2025 and 2024, respectively. Performance PSUs become eligible for vesting based on the Company achieving certain financial performance targets, and are contingent upon continued service of the holder of the award during the vesting period. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for Performance PSUs is recognized when it is probable that the performance conditions will be achieved. Compensation expense recognized related to Performance PSUs is reversed if the Company determines that it is no longer probable that the performance conditions will be achieved.

The following table summarizes activity for Market PSUs and Performance PSUs for the year ended March 31, 2025 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2024	59	$18.59
Granted	180	$4.71
Vested	(13)	$28.90
Forfeited or cancelled	(13)	$8.82
Outstanding as of March 31, 2025	213	$6.87

As of March 31, 2025, there was $0.8 million of unrecognized stock-based compensation related to Market PSUs and Performance PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

The total grant date fair value of shares vested during fiscal years ended March 31, 2025 and 2024 was $0.4 million and $1.0 million, respectively.

Restricted Stock Units

The Company granted 312,250 and 60,000 of service-based restricted stock units (“RSUs”) in the fiscal years ended March 31, 2025 and 2024, respectively, which generally vest ratably over a three-year service period. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period.

The following table summarizes activity for restricted stock units for the year ended March 31, 2025 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding as of March 31, 2024	152	$41.06
Granted	312	$4.99
Vested	(118)	$31.98
Forfeited or cancelled	(19)	$17.39
Outstanding as of March 31, 2025	327	$11.32

The total grant date fair value of RSUs vested during fiscal years ended March 31, 2025 and 2024 was $3.8 million and $6.4 million, respectively.

As of March 31, 2025, there was $1.5 million of total unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

Compensation Expense
The following table details the Company's stock-based compensation expense (in thousands):

	Year Ended March 31,
	2025	2024
Cost of revenue	$373	$774
Research and development	495	1,091
Sales and marketing	317	669
General and administrative	1,643	2,187
Total stock-based compensation	$2,828	$4,721

	Year Ended March 31,
	2025	2024
Restricted stock units	$2,515	$4,551
Performance share units	313	170
Total stock-based compensation	$2,828	$4,721
Warrants

In connection with various debt refinancing and debt amendment activities, the Company issued warrants to purchase shares of the Company common stock (the "Lender Warrants"). As of March 31, 2024 there were Lender Warrants that were issued in December 2018 which were exercisable until December 27, 2028 (the "December 2018 Warrants), issued in June 2020 which were exercisable until June 16, 2030 (the "June 2020 Warrants") and issued in June 2023 which were exercisable until June 1, 2033 (the "June 2023 Warrants").

The exercise price and the number of shares underlying the Lender Warrants were subject to adjustment in the event of specified events, including dilutive issuances of equity instruments at a price lower than the exercise price of the respective warrants (the "Down Round Feature"), repricing of existing equity-linked instruments at a price lower than the exercise price of the respective warrants (the "Warrant Repricing Feature"), a subdivision or combination of the common stock, a reclassification of the common stock or specified dividend payments. Upon exercise, the aggregate exercise price was paid, at each warrant holder’s election, in cash or on a net issuance basis, based upon the fair market value of the common stock at the time of exercise. The Company's warrants also had a provision that determines the potential stock price used when applying the Black-Scholes valuation model to determine the settlement price of the warrants in Successor Major Transactions ("SMT"), as defined in the respective warrant agreements, which include a change in control or liquidation (the "Warrant Settlement Price Provision"). The Warrant Settlement Price Provision required the use of the greater of the closing price of the Company's common stock on the trading day immediately preceding the date on which an SMT is consummated, the closing market price of the Company's common stock following the first public announcement of an SMT or the closing market of the Company's common stock immediately preceding the announcement of an SMT. Because of these terms, equity classification was precluded, and these warrants were carried as liabilities at fair value.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities as their fair values were determined by using the Black-Scholes model based on various assumptions. The assumptions used in calculating fair values of the Lender Warrants are as follows:

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants
March 31, 2024:
Discount period (years)	4.7 years	6.2 years	9.2 years
Risk-free interest rate	4.19%	4.16%	4.16%
Stock price volatility	87.00%	86.00%	81.00%
Exercise price	$6.60	$6.00	$9.00

The Company has adopted ASC 2017-11, Earnings per share (Topic 260) ; Distinguishing liabilities from equity (Topic 480); and Derivatives and hedging (Topic 718) ("ASC 2017-11") which provides guidance that the inclusion of certain anti-dilution provisions including down-round provisions in which the exercise price and number of shares underlying an equity-linked instrument are adjusted based on certain specified events does not preclude an instrument from being equity classified. The Company has concluded the Warrant Repricing Feature does not meet the definition of a down-round provision that would provide a scope exception allowing equity classification; therefore, the Company's warrants are required to be classified as liabilities. In addition, the Company has concluded that the use of the greater of three share price inputs to the Black-Scholes valuation model in the Warrant Settlement Price Provision precludes the warrants from being indexed to the Company's own common stock under Topic 815 therefore requiring the Company to classify the warrants as liabilities with changes in fair value being recognized in the Company’s consolidated statement of operations.

On December 30, 2024, 467,248 warrants were exercised in a cashless exercise whereby 61,270 shares with a value of $6.20 per share were used to settle the exercise price and the remaining 405,978 shares were issued to the warrant holders.

On January 3, 2025, certain PIMCO-managed entities exercised 677,905 warrants in a cashless exercise whereby 228,195 shares with a weighted-average value of $35.42 per share were used to settle the exercise price and the remaining 449,710 shares were issued to the warrant holders. As PIMCO was a related party, this transaction was reviewed and approved in accordance with the Company’s related party transaction policy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 warrant liabilities for the years ended March 31, 2024 and March 31, 2025:

Balance at March 31, 2023	$7,989
Issuance of warrants	1,194
Change in fair value of warrant liabilities	(5,137)
Balance at March 31, 2024	$4,046
Issuance of warrants	3,157
Exercise of warrants	(52,985)
Repricing adjustment	512
Change in fair value of warrant liabilities	45,270
Balance at March 31, 2025	$—

The Company had no outstanding Lender Warrants as at March 31, 2025. The following table summarizes the Company's outstanding Lender Warrants as at March 31, 2024 (in thousands, except exercise price):

	December 2018 Warrants	June 2020 Warrants	June 2023 Warrants	Total
March 31, 2024:
Exercise price	$26.60	$55.40	$20.00
Number shares under warrant(s)	357	184	63	604
Fair value	$2,320	$1,135	$591	$4,046

The Company also issued 2,500 warrants to purchase the Company's common stock in June 2020 and June 2023 to advisors of the Company at an exercise price of $60.00 and $20.00, respectively (collectively the "Other Warrants"). The Company has concluded that the Other Warrants do not contain provisions that would require liability classification under Topic 480 or Topic 718 and have been equity classified.

Standby Equity Purchase Agreement

On January 25, 2025, the Company entered into a SEPA in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. On January 27, 2025, the Company filed a registration statement on Form S-1 in connection with the SEPA. The Registration Statement on Form S-1 was declared effective February 11, 2025.

As of March 31, 2025, the Company has issued approximately 1.2 million shares of Common Stock under the SEPA for net proceeds of approximately $16.4 million.

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

NOTE 8: NET LOSS PER SHARE
Equity Instruments Outstanding
The Company has performance share units and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding.

The following table sets forth the computation of basic and diluted net loss (in thousands, except per share data):

	Year Ended March 31,
	2025	2024
Numerator:
Net loss used in basic and diluted earnings per share	$(115,091)	$(41,286)

Denominator:
Weighted average common shares outstanding used in basic and diluted earnings per share	5,150	4,754

Net income loss per share - basic and diluted	$(22.35)	$(8.68)

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended March 31,
	2025	2024
Stock awards	127	17
Warrants	634	608
Total	761	625

The Company had outstanding market based restricted stock units as of March 31, 2025 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 186,616 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of March 31, 2025.

NOTE 9: INCOME TAXES
Pre-tax loss reflected in the consolidated statements of operations for the years ended March 31, 2025 and 2024 is as follows (in thousands):

	Year Ended March 31,
	2025	2024
U.S.	$(112,416)	$(40,555)
Foreign	(1,854)	(20)
Total	$(114,270)	$(40,575)

Income tax provision consists of the following (in thousands):

	Year Ended March 31,
	2025	2024
Current tax expense
Federal	$—	$—
State	36	14
Foreign	741	919
Total current tax expense	777	933
Deferred tax expense
Federal	20	18
State	37	21
Foreign	(13)	(261)
Total deferred tax expense (benefit)	44	(222)
Income tax provision	$821	$711

The income tax provision differs from the amount computed by applying the federal statutory rate of 21% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2025	2024
Expense (benefit) at the federal statutory rate	$(24,122)	$(8,507)
Equity compensation	580	1,102
Permanent items	309	768
Foreign taxes	299	264
State income taxes	36	(860)
Valuation allowance	13,907	6,313
Uncertain tax positions	(6,672)	(8,010)
Expiration of attributes	8,427	10,901
Research and development credits	(844)	(1,169)
Warrant fair value adjustments	9,507	(1,093)
Other	(606)	1,002
Income tax provision	$821	$711

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2025	2024
Deferred tax assets
Loss carryforwards	$61,466	$54,280
Deferred revenue	25,895	27,431
Capitalized research and development	28,824	27,785
Tax credits	15,517	15,888
Disallowed interest	19,696	16,572
Other accruals and reserves not currently deductible for tax purposes	3,913	4,685
Lease obligations	2,016	2,269
Inventory	3,779	2,426
Acquired intangibles	1,285	1,344
Accrued warranty expense	277	365
Depreciation	1,755	—
Gross deferred tax assets	164,423	153,045
Valuation allowance	(161,730)	(147,674)
Total deferred tax assets, net of valuation allowance	$2,693	$5,371
Deferred tax liabilities
Depreciation	$—	$(2,038)
Lease assets	(1,711)	(1,929)
Other	(277)	(1,130)
Total deferred tax liabilities	(1,988)	(5,097)
Net deferred tax assets (liabilities)	$705	$274

The valuation allowance increased by $14.1 million during the year ended March 31, 2025 and increased by $6.5 million during the year ended March 31, 2024, respectively.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended March 31,
	2025	2024
Beginning Balance	$88,341	$96,343
Increase in balances related to tax positions in current period	1,558	2,229
Decrease in balances related to tax positions in prior period	(12)	(1,364)
Decrease in balances due to lapse in statute of limitations	(8,209)	(8,867)
Ending balance	$81,678	$88,341

During fiscal 2025, excluding interest and penalties, there was a $(6.7) million change in the Company's unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2025 was $82.9 million, of which $73.7 million, if recognized, would favorably affect the effective tax rate. At March 31, 2025, accrued interest and penalties totaled $1.2 million. The Company's practice is to recognize interest and penalties related to income tax matters in the income tax provision in the consolidated statements of operations. As of March 31, 2025, $75.7 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the consolidated balance sheets and $7.1 million (including interest and penalties) were included in other long-term liabilities in the consolidated balances sheets.
The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company's U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, the Company is generally open to examination for the most recent three to five fiscal years. During the next 12 months, it is reasonably possible that approximately $10.4 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation $9.5 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the income statement is estimated to be $0.9 million.
As of March 31, 2025, the Company had federal net operating loss and tax credit carryforwards of approximately $224.1 million and $43.3 million, respectively. The net operating loss and tax credit carryforwards expire in varying amounts in fiscal 2025 if not previously utilized, and $50.8 million are indefinite-lived net operating loss carryforwards. These carryforwards include $5.3 million of acquired net operating losses and $1.0 million of acquired credits, the utilization of which is subject to various limitations due to prior changes in ownership.
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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2025, the Company had issued non-cancelable commitments for $48.6 million to purchase inventory from its contract manufacturers and suppliers.
Litigation
On July 27, 2023, an electronics component distributor filed a lawsuit against Quantum, alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking, among other things, monetary damages. On March 31, 2025, the Court found entirely in favor of Quantum and against the distributor. The Court entered judgment for Quantum on the same day. The deadline for the distributor to file an appeal has passed so that this matter is resolved in Quantum’ favor.
Leases
At the end of fiscal 2025, the Company had various non-cancelable operating leases for office facilities. Refer to Note 5: Leases for additional information regarding lease commitments.
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

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance in ASC 820, Fair Value Measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. See Note 7: Common Stock for disclosure related to the Company's asset and liabilities that are revalued at fair value at each reporting period. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal years ended March 31, 2025 and 2024.

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

Information related to the fair value of the Company's warrant liabilities which were determined utilizing Level 2 inputs to determine such fair value are included in Note 7: Common Stock. The following table represents the carrying value and total estimated fair value of the Company's Term Loan and PNC Credit Facility which have been determined utilizing level 2 inputs to determine fair value.

	March 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$102,507	$91,576	$87,942	$75,143
PNC Credit Facility	26,600	24,755	26,604	24,743

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.

NOTE 12: SEGMENT INFORMATION

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the Company evaluates its financial performance (in thousands):

	Year Ended March 31,
	2025	%	2024	%
Americas[1]
Product revenue	$82,772		$92,907
Service and subscription	59,277		71,317
Total revenue	142,049	52%	164,224	53%

EMEA
Product revenue	53,742		59,465
Service and subscription	40,818		47,372
Total revenue	94,560	35%	106,837	34%

APAC
Product revenue	17,668		22,507
Service and subscription	10,563		7,901
Total revenue	28,231	10%	30,408	10%

Consolidated
Product revenue	154,182		174,879
Service and subscription	110,658		126,590
Royalty[2]	9,218	3%	10,131	3%
Total revenue	$274,058	100%	$311,600	100%
1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Year Ended March 31,
	2025	%	2024	%
Primary storage systems	$58,127	21%	$53,525	17%
Secondary storage systems	73,772	27%	100,599	32%
Device and media	34,352	13%	33,477	11%
Service	98,589	36%	113,868	37%
Royalty	9,218	3%	10,131	3%
Total revenue[1]	$274,058	100%	$311,600	100%
1 Subscription revenue of $12.1 million and $7.3 million allocated to Primary and Secondary storage systems for the fiscal years ended 2025 and 2024, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows: (in thousands):

	Year Ended March 31,
	2025	2024
Total revenue	$274,058	$311,600
Total cost of revenue	164,226	186,711
Gross profit	109,832	124,889
Gross margin	40.1%	40.1%
Operating expenses
Salaries & fringe[1]	80,882	94,871
Outside services[2]	37,171	21,635
Infrastructure[3]	10,783	15,295
Operational costs[4]	9,874	8,985
Restructuring	4,090	3,280
Other segment items[5]	8,712	9,700
Total operating expenses	151,512	153,766
Loss from operations	(41,680)	(28,877)
Other expense, net	(710)	(1,746)
Interest expense	(23,607)	(15,089)
Change in fair value of warrant liability	(45,270)	5,137
Loss on debt extinguishment, net	(3,003)	—
Net loss before income taxes	(114,270)	(40,575)
Income tax provision	821	711
Net loss	$(115,091)	$(41,286)
1 Salaries & fringe includes spend on contractors.
2 Outside services includes contractor, recruiting and legal expenses.
3 Infrastructure includes property related expenses, including fixed and variable lease expense, telecommunications and depreciation.
4 Operational costs include due and subscriptions, computer expenses, office supplies and other miscellaneous items.
5 Other segment items includes travel related spend, marketing expense, taxes, fees and other miscellaneous items.

Long-lived assets

The following table summarizes property and equipment, net by geographic region (in thousands):

	For the year ended March 31,
	2025	2024
United States	$11,160	$11,759
International	218	269
Total	$11,378	$12,028

NOTE 13: SUBSEQUENT EVENTS

On April 2, 2025, certain entities affiliated with Blue Torch Finance, LLC (“Blue Torch”), fully assigned their rights and obligations in an aggregate amount of approximately $37.8 million in the 2021 Term Loan and $13.5 million in the August 2024 Term Loan, to Dialectic Technology SPV LLC ("Dialectic"). Effective April 3, 2025, John Fichthorn was appointed as a director of the Company. Mr. Fichthorn is the Managing Partner of Dialectic Capital Management, an investment advisor to Dialectic.

On April 18, 2025, the Company filed a registration statement on Form S-3 related to the resale, from time to time, of up to 17,550,626 shares of Common Stock in connection with the SEPA. The Registration Statement on Form S-3 was declared effective April 28, 2025.

During the period from April 1, 2025 through July 31, 2025, the Company issued approximately 6.3 million shares of Common Stock under the SEPA for net proceeds of approximately $66.3 million.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. While there is no impact to the Company's fiscal year 2025 consolidated financial statements, the Company is assessing its impact on the consolidated financial statements that would take effect beginning in the period in which the OBBBA was signed into law.

On August 13, 2025, the Company terminated the PNC Credit Facility. As of the date of termination, there were no amounts drawn under the PNC Credit Facility and the Company paid an exit fee of $1.2 million in connection with the termination.

On August 13, 2025, the Company obtained waivers to certain covenants including the net leverage covenant under the Term Loan for the quarter ended June 30, 2025. Additionally, the requirement to use certain proceeds of the SEPA to pay down the Term Loan was waived.

NOTE 14: RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for three and nine-months ended December 31, 2024 are being restated for the following.

a.Service contract term - The Company identified that there were inconsistencies in the period used to recognize service and subscription revenue, which is deferred under Topic 606 and recognized ratably over the contractual term of the contract. The Company’s management reviewed and updated the periods over which revenue was being recognized to ensure consistent application for all service contracts invoiced in the fiscal year ended March 31, 2025 and the results have been applied to revenue.

b.Application of Topic 606 related to standalone selling price - The Company also determined that the standalone selling price that was being used for the fiscal year ended March 31, 2025 needed to be updated resulting in an adjustment to revenue. Standalone selling price has now been refreshed for all goods and services sold in a bundled contract under Topic 606, maximizing the use of observable inputs.

The following tables present the impact of the restatement for three and nine-months ended December 31, 2024:

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2024
	As previously report		Restatement adjustments	Reference	As restated
Assets
Current assets:
Cash and cash equivalents	$20,381		$—		$20,381
Restricted cash	222		—		222
Accounts receivable, net of allowance for credit losses of $99	61,373		—		61,373
Manufacturing inventories	18,861		—		18,861
Service parts inventories	1,884		—		1,884
Prepaid expenses	2,569		—		2,569
Other current assets	8,538		—		8,538
Total current assets	113,828	—	—		113,828
Property and equipment, net	11,268		—		11,268
Goodwill	12,969		—		12,969
Intangible assets, net	509		—		509
Right-of-use assets	8,670		—		8,670
Other long-term assets	20,812		—		20,812
Total assets	$168,056		—		$168,056
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,704		—		$34,704
Accrued compensation	11,702		—		11,702
Deferred revenue, current portion	69,916		(3,154)	a, b	66,762
Term debt	98,609		—		98,609
Revolving credit facility	37,500		—		37,500
Warrant liabilities	34,005		—		34,005
Other accrued liabilities	19,108		—		19,108
Total current liabilities	305,544		(3,154)		302,390
Deferred revenue, net of current portion	35,350		4,721	a, b	40,071
Operating lease liabilities	9,067		—		9,067
Other long-term liabilities	13,150		—		13,150
Total liabilities	363,111		1,567		364,678
Commitments and contingencies
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—		—		—
Common stock, $0.01 par value; 225,000 shares authorized; 5,307 and 4,792 shares issued and outstanding	53		—		53
Additional paid-in capital	740,521		—		740,521
Accumulated deficit	(933,160)		(1,567)	a, b	(934,727)
Accumulated other comprehensive loss	(2,469)		—		(2,469)
Total stockholders’ deficit	(195,055)		(1,567)		(196,622)
Total liabilities and stockholders’ deficit	$168,056		—		$168,056

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	FY 2025
	Three Months Ended December 31				Nine Months Ended December 31
	As previously report	Adjustments	Reference	As restated	As previously report	Adjustments	Reference	As restated
Revenue:
Product	$38,610	$24	b	$38,634	$116,389	$4,176	b	$120,565
Service and subscription	31,615	(3,891)	a, b	27,724	90,383	(5,743)	a, b	84,640
Royalty	2,326	—		2,326	7,592	—		7,592
Total revenue	72,551	(3,867)		68,684	214,364	(1,567)		212,797
Cost of revenue:
Product	30,922	—		30,922	93,251	—		93,251
Service and subscription	9,874	—		9,874	33,954	—		33,954
Total cost of revenue	40,796	—		40,796	127,205	—		127,205
Gross profit	31,755	(3,867)		27,888	87,159	(1,567)		85,592
Operating expenses:
Sales and marketing	12,448	—		12,448	39,321	—		39,321
General and administrative	14,142	—		14,142	49,186	—		49,186
Research and development	7,683	—		7,683	24,255	—		24,255
Restructuring charges	1,342	—		1,342	2,916	—		2,916
Total operating expenses	35,615	—		35,615	115,678	—		115,678
Loss from operations	(3,860)	(3,867)		(7,727)	(28,519)	(1,567)		(30,086)
Other income (expense), net	967	—		967	(408)	—		(408)
Interest expense	(6,840)	—		(6,840)	(16,761)	—		(16,761)
Change in fair value of warrant liabilities	(61,630)	—		(61,630)	(56,414)	—		(56,414)
Loss on debt extinguishment	—	—		—	(3,003)	—		(3,003)
Net loss before income taxes	(71,363)	(3,867)		(75,230)	(105,105)	(1,567)		(106,672)
Income tax provision	70	—		70	675	—		675
Net loss	$(71,433)	$(3,867)		$(75,300)	$(105,780)	$(1,567)		$(107,347)

Net loss per share - basic and diluted	$(14.56)	$(0.79)		$(15.35)	$(21.90)	$(0.32)		$(22.22)
Weighted average shares - basic and diluted	4,907	—		4,907	4,831	—		4,831

Net loss	$(71,433)	$(3,867)		$(75,300)	$(105,780)	$(1,567)		$(107,347)
Foreign currency translation adjustments, net	(1,077)	—		(1,077)	(276)	—		(276)
Total comprehensive loss	$(72,510)	$(3,867)		$(76,377)	$(106,056)	$(1,567)		$(107,623)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31, 2024
	As previously reported	Restatement adjustments	Reference	As restated
Operating activities
Net loss	$(105,780)	$(1,567)		$(107,347)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,440	—		4,440
Amortization of debt issuance costs	3,704	—		3,704
Non-cash lease expense	1,342	—		1,342
Loss on debt extinguishment	3,003	—		3,003
Provision for product and service inventories	1,165	—		1,165
Stock-based compensation	2,376	—		2,376
Paid in kind interest	3,515	—		3,515
Change in fair value of warrant liabilities	56,408	—		56,408
Other non-cash	(281)	—		(281)
Changes in assets and liabilities:		—		—
Accounts receivable, net	6,337	—		6,337
Manufacturing inventories	(2,347)	—		(2,347)
Service parts inventories	7,972	—		7,972
Prepaid expenses	(382)	—		(382)
Operating lease liabilities	(813)	—		(813)
Accounts payable	9,406	—		9,406
Accrued compensation	(6,512)	—		(6,512)
Deferred revenue	(11,421)	1,567	a, b	(9,854)
Other current assets	1,243	—		1,243
Other current liabilities	6,280	—		6,280
Net cash used in operating activities	(20,345)	—		(20,345)
Investing activities
Purchases of property and equipment	(4,324)	—		(4,324)
Net cash used in investing activities	(4,324)	—		(4,324)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	25,000	—		25,000
Repayments of long-term debt	(14,092)	—		(14,092)
Borrowings of credit facility	311,135	—		311,135
Repayments of credit facility	(302,628)	—		(302,628)
Net cash provided by financing activities	19,415	—		19,415
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—		(3)
Net change in cash, cash equivalents and restricted cash	(5,257)	—		(5,257)
Cash, cash equivalents, and restricted cash at beginning of period	25,860	—		25,860
Cash, cash equivalents, and restricted cash at end of period	$20,603	$—		$20,603
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	20,381	—		20,381
Restricted cash, current	222	—		222
Cash, cash equivalents and restricted cash at the end of period	$20,603	$—		$20,603
Supplemental disclosure of cash flow information
Cash paid for interest	$8,841	$—		$8,841
Cash paid for income taxes, net	$1,798	$—		$1,798
Non-cash transactions
Purchases of property and equipment included in accounts payable	$88	$—		$88
Right-of-use assets obtained in exchange for new lease liabilities	$538	$—		$538
Paid-in-kind interest	$3,515	$—		$3,515

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2024, As Revised	4,792	$48	$709,667	$(859,427)	$(1,392)	$(151,104)
Net loss	—	—	—	(75,300)	—	(75,300)
Foreign currency translation adjustments, net	—	—	—	—	(1,077)	(1,077)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Warrants exercised related to long-term debt	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	736	—	—	736
Balance, December 31, 2024, As Restated	5,307	$53	$740,521	$(934,727)	$(2,469)	$(196,622)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(107,347)	—	(107,347)
Foreign currency translation adjustments, net	—	—	—	—	(276)	(276)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Warrants exercised related to long-term debt	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	2,376	—	—	2,376
Balance, December 31, 2024 As Restated	5,307	$53	$740,521	$(934,727)	$(2,469)	$(196,622)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

As a non-accelerated filer, we are not required to provide, and have not included, an attestation report of our registered public accounting firm regarding our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer have determined, based on the procedures performed, that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented in accordance with U.S. generally accepted accounting principles.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management did not adequately design and implement effective control activities resulting in the identification of the following material weaknesses:

Revenue Recognition
The Company did not maintain effective internal controls related to revenue recognition for the following:
•Controls related to the Company’s accounting practices and procedures for application of standalone selling price under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“Topic 606”). Specifically, the Company did not have adequate controls in place to conclude on the application of standalone selling price consistent with the generally accepted application of the guidance in Topic 606.

•Controls over the accuracy of the inputs in the sales order entry process. Specifically, the Company did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data.
•Controls for reviewing and updating deferral schedules, which drives the timing of service revenue recognition. Specifically, the start and end dates in the deferral schedules were not consistently aligned with the contractual service periods.

Manufacturing Inventory
The Company did not maintain effective internal controls related to manufacturing inventory. Specifically, controls to assess the accuracy of inventory held at third-party locations were not adequately executed as of March 31, 2025.

Control Environment
Based on the material weaknesses identified in revenue recognition and manufacturing inventory, management concluded that the Company did not maintain effective entity-level controls within the control environment to prevent or detect material misstatements to the Consolidated Financial Statements. Specifically, the Company (i) lacked sufficiently qualified staff or resources to perform control activities and (ii) conducted inadequate risk assessment and monitoring activities resulting in untimely or ineffective identification of internal control risks to support the design implementation and evaluation of the internal controls necessary to provide effective oversight over financial reporting.

The material weaknesses related to the stand-alone selling price and deferred schedules resulted in material adjustments to the revenue and deferred revenue accounts and related disclosures in the unaudited Consolidated Financial Statements for the three months ended December 31, 2024. While the material weaknesses related to sales order and invoice review, and manufacturing inventory did not result in material misstatements, each creates a reasonable possibility that a material misstatement could occur and not be prevented or detected on a timely basis.

Remediation Plan

The Company has implemented and is implementing enhancements to address the identified material weaknesses. Actions include:
•Reviewing and updating relevant policies, procedures, and controls; this may include automation of certain controls within the ERP system where appropriate.
•Providing additional training to personnel responsible for executing and reviewing key controls.
•Enhancing efforts to assess risk and monitor the effectiveness of control design and operation over time.
•Engaged third-party specialists to assist the Company in assessing and establishing standalone selling price during the fiscal year ended March 31, 2025. While this has been completed, efforts are ongoing to increase automation in the calculation of standalone selling price.
•Engaged third-party specialists to help design and implement a control that reviews draft invoices above specified thresholds against customer purchase orders to assess the accuracy of the inputs in the sales order entry process prior to invoicing.

The Company is committed to maintaining a strong internal control environment and believes the remediation effort will represent significant improvements in its controls over the control environment. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sufficient period has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and evaluated, the material weaknesses will continue to exist.

Changes in Internal Controls over Financial Reporting

Except for the matters discussed above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(b) Trading Plans.

During the fiscal quarter ended March 31, 2025, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors

The following are the names and biographies of our Board of Directors as of July 2, 2025 (excluding our President and Chief Executive Officer, Hugues Meyrath), including committee memberships:

Name	Age	Audit Committee	Leadership and Compensation Committee	Corporate Governance and Nominating Committee	Special Committee
Donald J. Jaworksi (Chair)	66	X	X		X
John A. Fichthorn	52			X
Hugues Meyrath	55
John R. Tracy	60	X	X	X	X
Yue Zhou (Emily) White	53	X	X	X	X

Donald J. Jaworski was appointed to our Board in November 2022 and named Chairman in June 2025. He served as Lead Independent Director from August 2024 to June 2025. Mr. Jaworski is President and Chief Operating Officer of Lacuna Technologies, Inc., a leader in software that helps municipalities to operationalize digital infrastructure and manage transportation, since March 2021. Mr. Jaworski leads execution and is focused on delivering value to Lacuna’s customers. Prior to joining Lacuna, from January 2015 to March 2020, he was CEO of SwiftStack, Inc., an open-source cloud data management company focused on large scale data applications, which was acquired by NVIDIA Corporation, a publicly-traded multinational technology company, in March 2020. Mr. Jaworski previously served as: Senior Vice President and General Manager of the core platform business at NetApp, Inc. from August 2010 through January 2012, where the team focused on the transition to scale-out systems; Senior Vice President Product at Brocade Communications Systems, Inc.; and General Manager of the Enterprise Security business unit at Nokia Corporation. In addition, Mr. Jaworski’s early career included management positions at Sun Microsystems, Inc. and Amdahl Corporation. He has been an advisor and board member for a number of early-stage companies. Mr. Jaworski received a B.S. in Computer Science from Bowling Green State University and an MBA from Santa Clara University. We believe Mr. Jaworski brings strength to our Board through his broad and deep technology and product development and marketing experience.

John A. Fichthorn was appointed to the Board in April 2025. He was previously a member of the Board from April 2019 to July 2021. Mr. Fichthorn has served as the Founder and Managing Partner of Dialectic Capital Management, since the re-launching of Dialectic in May 2020. He is also the Founder and Managing Partner of Medtex Ventures, a medical device venture capital firm he founded in 2020. Prior to that, Mr. Fichthorn was the Head of Alternative Investments at B. Riley Capital Management, LLC, an investment advisor and wholly-owned subsidiary of B. Riley Financial, Inc, from April 2017 until May 2020. Before that, Mr. Fichthorn co-founded Dialectic Capital Management, where he was an equities portfolio manager and analyst from 2003 to 2017. Mr. Fichthorn has served on the boards of directors at Benefytt, formerly called Health Insurance Innovations, Inc., a publicly traded health insurance and technology platform company, from December 2017 to August 2020, TheMaven (now The Arena Group), a publicly traded online media company, from September 2018 to October 2021 and multiple private companies that are portfolio companies of Dialectic Capital and Medtex Ventures. Mr. Fichthorn earned a Bachelor of Arts degree in Astronomy from the University of North Carolina at Chapel Hill. Mr. Fichthorn has significant experience in accounting and financial matters, experience serving on other public and private company boards, and brings shareholder perspective to our Board. We believe he brings strength to our Board as a result of his experience managing investment firms and being a shareholder activist.

John R. Tracy was appointed to our Board in June 2024. Mr. Tracy has an extensive background in public company financial planning and operations. Most recently, he served as Executive Vice President and Chief Financial Officer at Verifone Systems, Inc., a payment system company, from February 2019 until April 2024. Prior to that, from November 2017 to November 2019, Mr. Tracy served as Senior Director at Pine Hill Group (now CFGI), an accounting and transaction advisory firm. From July 2015 to October 2016, Mr. Tracy held the position of Senior Vice President Finance for TiVo Inc. (formerly Rovi), a streaming entertainment content delivery service. Prior to that, he was Vice President Finance and Chief Financial Officer for TE Connectivity Inc., a publicly-traded electronics connector and sensor manufacturer, from June 2013 to June 2015. He also served as Vice President and Corporate Controller at ConvaTec, a publicly-traded medical products and technology company, from October 2012 to June 2013. Mr. Tracy also held various senior finance roles at Motorola Inc. and its subsidiaries. He received a Bachelor of Science degree in Accounting from Rider University and a Masters of Science in Taxation from Fairleigh Dickinson University. We believe Mr. Tracy’s financial expertise, including his experience as a chief financial officer, makes him a valuable member of our Board.

Yue Zhou (Emily) White was elected to our Board in September 2021. Ms. White has held the position of Vice President, Enterprise Data and Analytics at Cisco Systems, a publicly-traded networking hardware and software manufacturing company since July 2024. Prior to Cisco, she served as Vice President of Enterprise Data and Analytics at NIKE, Inc., a public company that manufactures and sells athletic apparel, beginning in April 2020. Prior to NIKE, from February 2017 to April 2020, Ms. White served as Vice President of Enterprise Data Engineering at Synchrony Financial, a publicly-traded consumer financial services company. Ms. White previously held multiple positions at General Electric entities. From November 2013 to June 2015, she served as Data Science Director and Global Commercial IT Director at General Electric Healthcare, a company that manufactures and distributes medical imaging modalities. From May 2007 to October 2013, she was Global Enterprise Resource Director and Senior Global Business Intelligence Program Manager for General Electric Transportation, a company that manufactures equipment for energy generation industries. Ms. White’s education includes a Bachelor of Science degree in Accounting and Finance from Shengyang Polytechnic University; Master of Business Administration degree from Huron University; Master of Applied Mathematics degree in Computer Science at the University of Central Oklahoma; and Certificate in Health Economics & Outcomes Research from the University of Washington. We believe Ms. White’s extensive senior management experience, particularly in data science and analytics, brings valuable perspective to our Board and to the oversight of these functions within Quantum.

Information About Our Executive Officers

The information regarding executive officers required by this item is set forth under the heading ‘Information About Our Executive Officers' of the Registrant’ in Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Code of Conduct and Ethics

We conduct business ethically, honestly, and in compliance with all applicable laws and regulations. Our path through complex AI and unstructured data environments presents new opportunities and as well as new challenges. Our code of conduct is meant to help us successfully navigate this new landscape by enabling effective business processes, relationships, and solutions.

The code applies to anyone conducting business on behalf of Quantum or its subsidiaries, including all directors, officers, and employees, and defines expectations in each of the following key areas:
•Mutual Respect – We:
◦Treat each other with respect
◦Choose our words carefully
◦Uphold human rights
◦Value diversity
◦Prioritize privacy
◦Set a good example
•Professionalism – We:
◦Grow our business ethically
◦Maintain accurate records
◦Document open-source use
◦Get approvals if needed
◦Negotiate with integrity
◦Keep relationships professional
•Accountability – We:
▪Know Quantum’s policies
▪Follow policies & processes
▪Engage in on-going training
▪Report OnTraQ violations

▪Preserve confidentiality
▪Protect company assets

The Board most recently revised the code in February 2024, and it was distributed to all employees in both English and local languages the following month and again in February 2025. We also provided code of conduct training to all employees in the first few months of 2025.

We maintain an internal ethics committee comprised of leaders from our finance, internal audit, human resources, and legal teams. The committee supports the Company’s oversight of our compliance program and provides appropriate assistance in reviewing, investigating, and responding to reported concerns. We have also implemented a whistleblower policy and encourage reporting of ethics and compliance concerns, including by providing a confidential and anonymous third-party reporting hotline. Concerns that may relate to material accounting or auditing matters are communicated promptly to our Audit Committee.

Waivers of the code's applicability to a Quantum director or executive officer may only be granted by our Board or its committees and must be timely disclosed as required by applicable law.

The code of conduct is available on the investor relations section of our website at www.investors.quantum.com. Copies of the code may be requested from Quantum’s Corporate Secretary at 10770 E. Briarwood Avenue, Centennial, Colorado, 80112.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers, employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report.

Audit Committee

The Audit Committee met ten times in fiscal year 2025 (Fiscal 2025). Currently, the Audit Committee consists of Mr. Tracy, Ms. White and Mr. Jaworski. All members are independent and financially literate. Mr. Tracy qualifies as an “audit committee financial expert” per Nasdaq and SEC requirements. The Audit Committee’s primary responsibilities are to:
◦Prepare the Audit Committee report.
◦Appoint and approve the Company’s independent registered accounting firm, and meet with that firm without management present.
◦Assist the Board with overseeing:
▪Financial statement integrity and compliance with legal and regulatory requirements.
▪Internal accounting, financial reporting, and internal audit processes and controls adequacy.
▪Policies and processes for risk assessment and management, including cybersecurity risks.
Delinquent Section 16(a) Reports

Our directors and executive officers are required to file Quantum securities ownership reports on Forms 3, 4 and 5 with the SEC, and to provide us with copies. Based on the Section 16(a) reports we filed on behalf of our executive officers, our review of the SEC filings we otherwise received, and certain written representations that all required reports were filed, we believe that all of our directors and executive officers complied with the Section 16(a) reporting requirements applicable to them in Fiscal 2025, except a Form 3 for Mr. Fichthorn required to be filed by April 13, 2025 was filed on April 30, 2025 due to delays in obtaining his Edgar filing codes.

ITEM 11. EXECUTIVE COMPENSATION
Non-Employee Director Compensation

The Board, following recommendations from the Leadership and Compensation Committee (LCC), determines the amount and form of non-employee director compensation. Management also provides information and recommendations regarding competitive market practices, target compensation levels, and compensation program design. The Committee also retains an independent compensation consultant to provide analysis and advice.

The Committee generally conducts a comprehensive periodic review of the Company’s compensation program, most recently in Fiscal 2025. Quantum engaged Compensia as its independent compensation consultant to complete an independent review. Following that review, our non-employee director compensation program elements were updated to include separate committee service and chair fees for service on the Company’s newly-created Special Committee, and to revise the automatic annual equity grant to be a fixed number of shares rather than a target grant date value. Our updated non-employee director compensation program is summarized in the table below:

Compensation Element	Annual Value	Frequency
Director Retainer	$ 50,000	Equal quarterly installments
Lead Independent Director Retainer	$ 25,000	Equal quarterly installments
Committee Chair fees		Equal quarterly installments
Audit Committee	$ 25,000
Leadership & Compensation Committee	$ 17,500
Corporate Governance & Nominating Committee	$ 15,000
Technology Advisory Committee	$ 15,000
Special Committee	$ 30,000
Committee Member Fees		Equal quarterly installments
Audit Committee	$ 12,500
Leadership & Compensation Committee	$ 10,000
Corporate Governance & Nominating Committee	$ 7,500
Technology Advisory Committee	$ 7,500
Special Committee	$ 12,500
New Director Equity Grant	12,000 shares	Pro-rated with 100% vesting at next annual meeting
Director Refresh Equity Grant	12,000 shares	100% vesting at earlier of next annual meeting or one year
We have executed change of control agreements with each of our current non-employee directors. The agreements provide for automatic accelerated vesting of equity-based awards if the director’s service with the Company ends within twelve months following a change of control (other than for termination due to death or disability).

We allow our non-employee directors to defer some or all of their cash fees, which defers federal and state income taxes. Plan participants direct the deemed investment of their deferred accounts among a preselected group of investment funds which excludes Quantum’s common stock. The deemed investment accounts mirror the investment options available under Quantum’s 401(k) Savings Plan. Plan participants’ deferred accounts are credited with interest based on their selected deemed investments. During Fiscal 2025, no non-employee directors elected to participate in the deferred compensation plan.

In fiscal year 2024 (Fiscal 2024), given the Company’s stock price and potential dilution impacts, the Board voted to delay its refresh equity grant. As a result, no non-employee Board members received equity grants in Fiscal 2024. Board members also did not receive any incremental cash compensation to offset the delayed equity grant. In Fiscal 2025, Board members received fully-vested restricted stock unit grants applicable to Fiscal 2024 as well as unvested grants of time-based restricted stock units applicable to Fiscal 2025, as reflected in the Director Compensation table below.

Fiscal 2025 Director Compensation

The following tables detail the Fiscal 2025 annual cash retainers, applicable committee service fees, and applicable Chair retainers paid to our directors. We do not pay meeting fees to our Board members.

Name	Fees Earned Or Paid In Cash(1)	Stock Awards(2)	All Other Compensation	Total
Arden, Todd W.(3)	$ 169,998	$ —	—	$ 169,998
Jaworski, Donald J.	$ 103,125	$ 82,080	—	$ 185,205
Meyrath, Hugues	$ 90,000	$ 82,080	—	$ 172,080

Neumeyer, Christopher D.(4)	$ —	$ —	—	$ —
Rothman., Marc E. (5)	$ 44,063	$ 41,040	—	$ 85,103
Tracy, John R.	$ 67,535	$ 51,300	—	$ 118,835
White, Yue Zhou (Emily)	$ 59,063	$ 82,080	—	$ 141,143
__________________
1.Amounts reflect compensation earned by each director during Fiscal 2025 and includes the amounts in the next table.
2.Value reflects the closing price on the grant date of $3.42 per share. In accordance with the Company’s standard equity compensation program for non-employee directors, the Board approved an annual Fiscal 2025 award for Directors Jaworski, Meyrath and White of 12,000 fully vested restricted stock units and 12,000 restricted stock units each, the latter of which will vest upon the earlier of the Annual Meeting or October 1, 2026, subject to each director’s continued Board service The Board approved an award for Mr. Rothman of 12,000 fully vested restricted stock units. The Board approved a prorated award for Mr. Tracy of 3,000 fully vested restricted stock units and 12,000 restricted stock units which will vest upon the earlier of the Annual Meeting or October 1, 2026, subject to his continued Board service.
3.Mr. Arden resigned from the Board effective April 2, 2025. He was paid $15,000 in cash retainers per month from June 2024 through September 2024. His cash retained was increased to 18,333 per month beginning in October 2025, continuing through March 2025. Mr. Arden did not receive any equity compensation from the Company for his Board service.
4.Mr. Neumeyer resigned from the Board effective March 19, 2025. He did not receive cash or equity compensation from Quantum for his Board service.
5.Mr. Rothman did not stand for re-election at Quantum’s 2024 annual meeting of shareholders and his term ended immediately prior to the start of the 2024 annual meeting on August 15, 2024.

Name	Board Retainer	Lead Independent Director Retainer	Committee Membership Retainer	Committee Chair Retainer	Total Fees Paid in Cash
Arden, Todd W.	$ 150,000	$ —	$ —	$ 19,998	$ 169,998
Jaworski, Donald J.	$ 50,000	$ 15,625	$ 20,000	$ 17,500	$ 103,125
Meyrath, Hugues	$ 50,000	$ —	$ 25,000	$ 15,000	$ 90,000
Neumeyer, Christopher D.	$ —	$ —	$ —	$ —	$ —
Rothman, Marc E.	$ 18,750	$ 9,375	$ 6,563	$ 9,375	$ 44,063
Tracy, John R.	$ 37,778	$ —	$ 14,132	$ 15,625	$ 67,535
White, Yue Zhou (Emily)	$ 50,000	$ —	$ 9,063	$ —	$ 59,063

Name	Stock Awards Outstanding	Options Outstanding	Total Equity Awards Outstanding
Arden, Todd W.	—	—	—
Jaworski, Donald J.	12,000	—	12,000
Meyrath, Hugues	12,000	—	12,000
Neumeyer, Christopher D.	—	—	—
Rothman, Marc E.	—	—	—
Tracy, John R.	12,000	—	12,000
White, Yue Zhou (Emily)	12,000	—	12,000

Named Executive Officers

Our named executive officers for Fiscal 2025 were as follows:

Name	Title
James J. Lerner	President and Chief Executive Office and Chairman of the Board
Kenneth P. Gianella	Chief Financial Officer and Chief Operating Officer
Brian E. Cabrera	Chief Administrative Officer and Chief Legal and Compliance Officer

In early fiscal year 2026, we underwent significant leadership changes aimed at realigning the company's executive team with our strategic objectives. Effective April 4, 2025, Lewis W. Moorehead was appointed as Chief Financial Officer (CFO), succeeding Mr. Gianella, prior to Mr. Moorehead's resignation on August 12, 2025. On June 2, 2025, Hugues Meyrath was appointed as President and Chief Executive Officer (CEO), following the resignation of Mr. Lerner. Also effective on June 2, 2025, Mr. Cabrera resigned in connection with our ongoing restructuring activities.

Fiscal 2025 Summary Compensation Table

The following table displays our named executive officer compensation for fiscal years 2025, 2024, and 2023.

Name and Title	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
James J. Lerner	2025	700,000	468,750	211,875	113,027	1,493,653
President & Chief Executive Officer	2024	700,000	—	186,000	4,261	890,261
	2023	673,462	—	953,194	8,852	1,635,508
Kenneth P. Gianella	2025	462,981	256,250	213,457	116,040	1,048,729
Chief Financial Officer and Chief Operating Officer	2024	418,654	—	185,100	3,800	607,554
	2023	80,000	—	443,267	—	523,267
Brian E. Cabrera	2025	460,000	257,500	152,732	117,141	987,373
Chief Administrative Officer and Chief Legal and Compliance Officer	2024	431,788	—	139,500	4,534	575,822
	2023	391,731	—	307,217	7,619	706,567
__________________
(1) Payments shown include QIP payouts earned in Fiscal 2024 based on attainment of the minimum operating expense target, but not paid until Fiscal 2025, in the amount of $218,750 for Mr. Lerner, $56,250 for Mr. Gianella, and $57,500 for Mr. Cabrera. In addition, the company paid retention bonus payments in the following amounts: $250,000 to Mr. Lerner, $200,000 to Mr. Gianella and $200,000 to Mr. Cabrera.
(2) The amounts reported were computed in accordance with ASC 718, excluding the effects of estimated forfeitures. See Note 7: Common Stock to this Annual Report regarding assumptions underlying valuing equity awards.
(3) All Other Compensation includes reimbursement for tax planning services, imputed income attributed to certain voluntary benefit plan elections, and employer contributions to health savings accounts.In addition, the company made tax gross up payments in connection with retention bonuses in the following amounts: $107,640 to Mr. Lerner, $112,862 to Mr. Gianella and $112,461 to Mr. Cabrera.

Narrative to Summary Compensation Table

Each year, the LCC reviews Quantum’s executive compensation philosophy to pay for performance. We focus on maintaining a competitive total compensation program that rewards our executives for delivering results and long-term shareholder value. That philosophy is founded on four guiding principles designed to:

•Attract and Retain: top talent and compete against our peer companies.
•Motivate: desired behaviors that allow our team to drive Company success.
•Reward: achieving the Company’s short-and long-term objectives.
•Align: executive and stockholder interests to drive long-term value.

Compensation Elements

We offer our named executive officers a target total direct compensation package that includes both fixed and variable compensation and emphasizes annual cash and long-term equity incentives, in a manner that is consistent with our compensation philosophy and objectives. The primary elements of our executive compensation program consist of:

•Annual Base Salary: as a fixed compensation element intended to competitively attract and retain executive talent.
•Target Variable Cash: via annual cash-based incentives structured to reward annual financial and operating goals and paid based on Company and individual performance.
•Long-Term Equity Grants: Consisting of both time- and performance based restricted stock units used to attract and retain executives while creating long-term shareholder value.

Fiscal 2025 Annual Base Salary

Named executive officer base salaries in Fiscal 2025 were:

Name	Fiscal 2025 Ending Salary
James J. Lerner	$ 700,000
Kenneth P. Gianella(1)	$ 475,000
Brian E. Cabrera	$ 460,000

Mr. Gianella’s salary was increased in Fiscal 2025 from $450,000 to $475,000 to recognize his promotion from Chief Financial Officer to Chief Financial Officer and Operating Officer.

Fiscal 2025 Quantum Incentive Plan

The Quantum Incentive Plan (QIP) is the Company’s short-term incentive bonus program, structured to competitively compensate our executive officers for achieving preestablished corporate performance goals. The LCC annually selects financial performance metrics that include minimum, threshold, target, and maximum levels of performance that serve as the bonus structure for the year and must be achieved to fund the plan. The LCC also ensures that the QIP metrics align with our pay-for-performance philosophy.

Each of our named executive officers had an annual bonus target for Fiscal 2025 expressed as a percentage of his base salary as follows:

Name	Fiscal 2025 Target Bonus	Target Bonus as % of Base Salary
James J. Lerner	$ 875,000	125%
Kenneth P. Gianella	$ 237,500	50%
Brian E. Cabrera	$ 230,000	50%

The LCC determined that a single metric of Adjusted EBITDA was appropriate to align our named executive officers’ interests on the Company’s concerted efforts to increase profitability. The Fiscal 2025 QIP financial performance metrics approved by the LCC are described below:

Payout Level	Fiscal Target	Performance Result
Minimum Goal (25%) Payout	$ 12.5 million	Not Satisfied
Threshold Goal (50%) Payout	$ 13.5 million	Not Satisfied
Target Goal (100%) Payout	$ 15.0 million	Not Satisfied
Maximum Goal (200% Payout)	$ 23.5 million	Not Satisfied

None of the performance metric target levels were achieved, and therefore no bonuses were paid under the Quantum Incentive Plan in Fiscal 2025.

Fiscal 2025 Equity Awards

Generally speaking, annual refresh equity grants for our executive officers have consisted of 50% time-based restricted stock units (RSUs) and 50% performance-based RSUs (PSUs). Both RSU and PSU grants typically include three-year vesting schedules, subject to satisfying pre-established performance goals and maintaining ongoing employment. Infrequently, certain PSU grants may employ shorter vesting schedules or performance periods (but not less than one year), depending on the relevant performance target and the LCC’s intent in incentivizing named executive officers to deliver certain results.

The LCC approved the following Fiscal 2025 equity awards for each of our named executive officers, and the independent members of the Board subsequently approved the following equity award for Mr. Lerner, based on the LCC’s recommendation.

Name	Time-Based Restricted Stock Unit Awards (#)	Performance-Based Restricted Stock Unit Awards (#)
James J. Lerner	18,750	18,750
Kenneth P. Gianella	17,750	17,750
Brian E. Cabrera	13,750	13,750

The Fiscal 2025 RSUs are scheduled to vest in equal installments on each grant date anniversary, with full vesting after three years, subject to continued employment as of each vesting date.

The Fiscal 2025 PSUs are subject to achievement of the following performance metrics and time-based vesting requirements:
•Adjusted EBITDA of $12.0 million, with a performance period of one year, and time-based vesting over two years from the grant date.
•Total Myriad revenue of $10.0 million by March 31, 2026, and subject to time-based vesting over two years from the grant date.

The LCC considered the Company’s fiscal year 2023 and Fiscal 2024 financial performance and executive compensation plans when setting the Fiscal 2025 PSU metrics, seeking to make them challenging yet achievable, but aligned to the Company’s strategic objectives. The Adjusted EBITDA and Myriad sales PSU metrics were included in Fiscal 2025 as they reflected key areas of Fiscal 2025 improvement focus and aligned executive compensation interests with the Company’s performance and shareholder interests. A two-year vesting period for the Myriad PSU metric was determined to be appropriate in recognition of the multi-year development process leading to the launch of the Myriad product. The same two-year time-based vesting schedule was approved for the Adjusted EBITDA metric in order to encourage named executive officer retention in addition to Fiscal 2025 performance. The LCC believed it was appropriate to use Adjusted EBITDA metrics for both QIP and PSU targets given focused shareholder discussions regarding the importance of improving Adjusted EBITDA performance in Fiscal 2025.

The $12.0 million Adjusted EBITDA target was not achieved, and therefore such portion of the PSU awards were cancelled.

Fiscal 2024 and 2025 Retention Bonuses

Because of the Company’s significant concern about retaining key executive officers, the LCC approved certain retention bonuses for each of Messrs. Lerner, Gianella, and Cabrera for Fiscal 2024 and again in Fiscal 2025.

In April 2024, each of the named executive officers entered into retention agreements with the Company to receive the following retention bonuses, to be paid in equal installments in April and October 2024: $250,000 for Mr. Lerner, $200,000 for Mr. Gianella and $200,000 for Mr. Cabrera. Such bonuses were subject to clawback if the executive voluntarily resigned or was terminated for misconduct prior March 31, 2025. The agreements also included a gross up for withholding taxes.

Subsequently in November 2024, each of the named executive officers entered into supplemental retention agreements with the Company to receive the following retention bonuses, to be paid in equal installments in April and July 2025: $300,000 for Mr. Lerner, and $200,000 for each of Mr. Gianella and Mr. Cabrera. Such bonuses were subject to clawback if the executive resigned or was terminated for cause prior to July 1, 2025, and also provided for accelerated payment on a change of control of Quantum prior to July 1, 2025, subject to continued employment through such transaction and the execution of a general release of claims. The agreements also included a gross up for withholding taxes.

Perquisites and Other Benefits

We offer health, welfare, and other benefit programs to substantially all full-time employees. The health and welfare benefits offered to our executive officers are identical to those offered to other full-time employees. All U.S.-based employees, including our executive officers, are also eligible to participate in Quantum’s tax-qualified 401(k) Savings Plan. Participants may defer cash compensation up to statutory IRS limits and may receive a discretionary matching contribution.

We also maintain a non-qualified deferred compensation plan that enables select employees, including our executive officers, to defer a portion of their base salary and annual bonus payouts, and associated federal and state income taxes. Plan participants direct the deemed investment of their deferred accounts among a preselected group of investment funds which excludes shares of Quantum common stock. None of our executive officers participated in this plan in Fiscal 2025.

We offer Company-paid tax preparation services to our executive officers and non-executive vice presidents. We believe these perquisites are limited and reasonable given the executive officers' responsibilities. Except for these items and the non-qualified deferred compensation plan discussed above, we do not provide any other perquisites or personal benefits to our executive officers that are not available to all other full-time employees.

Outstanding Equity Awards at Fiscal 2025 Year End

The following table provides information regarding outstanding restricted stock unit awards held by our named executive officers as of March 31, 2025. There were no outstanding stock options held by our named executive officers at that time.

Equity Incentive Plan Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(15)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(15)
James J. Lerner			10,000(1)	143,800
	5,833(2)	83,879
			5,828(3)	83,807
	6,666(4)	95,857
			5,000(5)	71,900
	18,750(13)	269,625
			18,750(14)	269,625
Kenneth P. Gianella	2,916(6)	41,932
			1,249(7)	17,961
	1,666(8)	23,957
			2,500(9)	35,950
	5,000(4)	71,900
			3,750(5)	53,925
	17,750(13)	255,245
			17,750(14)	255,245
Brian E. Cabrera			250(1)	3,595
			250(10)	3,595
	1,458(2)	20,966
			1,457(3)	20,952
	416(11)	5,982
			417(12)	5,996
	5,000(4)	71,970
			3,750(5)	53,925
	13,750(13)	197,725
			13,750(14)	197,725

__________________
(1) Unearned PSUs granted 10/1/21 subject to satisfying performance criteria and continued employment.
(2) Granted 7/1/22 and vests annually over three years beginning with the grant date, subject to continued employment.
(3) Unearned PSUs granted 7/1/22 subject to satisfying performance criteria and continued employment.

(4) Granted 1/1/24 and vests annually over three years beginning with the grant date, subject to continued employment.
(5) Unearned PSUs granted 1/1/24 subject to satisfying performance criteria and continued employment.
(6) Granted 2/1/23 and vests annually over the three years beginning with the grant date, subject to continued employment.
(7) Unearned PSUs granted 2/1/23 subject to satisfying performance criteria and continued employment.
(8) Granted 9/1/23 and vests annually over three years beginning with the grant date, subject to continued employment.
(9) Unearned PSUs granted 9/1/23 subject to satisfying performance criteria and continue employment.
(10) Unearned PSUs granted 11/1/21 subject to satisfying performance criteria and continued employment.
(11) Granted 11/1/22 and vests annually over three years beginning with the grant date, subject to continued employment.
(12) Unearned PSUs granted 11/1/22 subject to satisfying performance criteria and continued employment.
(13) Granted 10/1/24 and vests annually over three years beginning with the grant date, subject to continued employment.
(14) Unearned PSUs granted 10/1/2024 subject to satisfying performance criteria and continued employment.
(15) Market value calculated by multiplying the number of units shown in the table by $14.38, the closing stock price value on March 31, 2025.

Potential Payments Upon Termination or Change in Control

We maintained employment agreements with all of our named executive officers in Fiscal 2025. Each named executive officer is employed at will and is subject to certain restrictive covenants regarding confidentiality, invention assignment, non-solicitation, and non-disparagement. Those agreements provided for certain severance benefits in the event of a qualifying termination of employment not associated with a change of control of the Company. We also maintained change of control agreements with all of our named executive officers in Fiscal 2025. Such severance benefits are subject to the executive entering into a release of claims in favor of the Company. These benefits are summarized in the following table.

	CEO	Named Executive Officers Excluding CEO
Involuntary Terminations in Connection with a Change of Control
Total Cash	1.5x Salary + 1.5x Target Bonus	1.0x Salary + 1.0x Target Bonus
Equity
•Any outstanding stock-based compensation held as of the termination date and not subject to performance criteria automatically vests.
•Any stock-based compensation subject to performance criteria based on the Company’s stock price, whether absolute or relative shall be deemed earned based on the actual stock price performance through the close of the change of control transaction.
•Any stock-based compensation subject to performance criteria not based on the Company’s stock price will be deemed satisfied at target levels.

COBRA
If elected, Quantum will reimburse COBRA premiums for up to:
•18 months for the CEO; and
•12 months for other executives
following the involuntary termination date or until the employee or eligible dependents are no longer eligible to receive continued COBRA coverage.

Involuntary Terminations Outside of a Change of Control
Total Cash	Lump sum cash payment equivalent to 12 months of the annual base salary	Lump sum cash payment equivalent to 6 months of the annual base salary
Equity	No accelerated vesting	No accelerated vesting
COBRA	Reimbursement of up to 12 months’ COBRA premiums	Reimbursement of up to 6 months’ COBRA premiums

In addition, on March 28, 2025, the Company entered into a letter agreement with Mr. Gianella that provided certain amended severance rights in connection with his termination of employment from Quantum. Pursuant to the letter agreement, upon execution of a definitive agreement providing for a certain qualifying transaction within 90 days of the execution of the letter agreement and an involuntary termination of Mr. Gianella following such date, Mr. Gianella was entitled to receive severance benefits and payments consisting of:
•a lump sum cash payment equal to 12 months of Mr. Gianella’s then-current base salary;
•payment of previously awarded retention bonuses equal to an aggregate of $310,854, to the extent not previously paid;
•vesting of certain time-based restricted stock units; and
•continued health care coverage under COBRA for 12 months. Such payments and benefits became payable on April 14, 2025.

Equity Grant Practices

The Company has not granted stock options for many years. However, in order to incentivize Company growth and performance, the Company expects to grant stock options in fiscal year 2026 (Fiscal 2026) to Mr. Meyrath as part of his new hire equity package, and we may grant stock options to executives and other employees in the future.

Although we do not have a formal policy with respect to the timing of grant of equity awards, our typical practice is to grant a single annual refresh grant. New hire, promotion, and hoc grants may also be made throughout the year. The decision to issue stock options or other equity awards to any employee is subject to review and approval by the LCC. Any potential option grants to our CEO would also require approval by the Board. Equity awards are typically approved effective the first day of the month following LCC or Board approval (as applicable). We do not take material nonpublic information into account when determining the grant timing or terms of such awards. In addition, we do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purposes of affecting the value of executive compensation.

Recovery Analysis Regarding Erroneously Awarded Compensation

In November 2023, the Company previously determined that it was necessary to re-evaluate its application of standalone selling price under Topic 606, and in May 2024 the Company was required to prepare an accounting restatement to correct certain errors in revenue recognition for the fiscal years ended March 31, 2023 and March 31, 2022 and the fiscal quarter ended June 30, 2023 (the “Prior Restatement”). In addition, as discussed in more detail in this Annual Report, the Company has determined that it is necessary to prepare a restatement for the fiscal quarter ended December 31, 2024 to address inconsistencies in service and subscription revenue recognition and to adjust the standalone selling price under Topic 606. Collectively, these are referred to below as the “Restatements.”

In light of the Restatements and pursuant to our recovery policy adopted under Rule 10D of the Exchange Act and Item 402(w) of Regulation S‑K, the Company performed a recovery analysis to determine whether any current and former executive officers who are, or were at any time, during the relevant clawback period, executive officers as defined in Rule 10D-1(d) of the Exchange Act (“covered executives”) are required to repay or forfeit any incentive-based compensation that was calculated based on the erroneous data in the Company’s original financial statements prior to the Restatements. As discussed in more detail below, the LCC concluded that no recovery was required from covered executives because no incentive compensation had been earned or paid to covered executives based on the pre-restatement financials.

During the relevant clawback period, the Company offered two types of incentive-based compensation to covered executives that are based wholly or in part upon the attainment of a financial reporting measure based on or derived from financial information: (i) an annual incentive cash bonus program; and (ii) annual grants of PSUs that vest upon the achievement of certain financial and non-financial performance targets and continued service requirements.

None of the covered executives received annual incentive cash bonuses for the fiscal years ended March 31, 2025, March 31, 2023 and March 31, 2022. While covered executives received incentive bonus payouts for the fiscal year ended March 31, 2024, the performance targets for fiscal 2024 were solely based on achievement of non-GAAP operating expense targets, and such metrics were unaffected by the Restatements.

The only PSUs that were earned during the relevant clawback period were based on achievement in fiscal 2024 and fiscal 2023 of non-GAAP gross margin metrics. In the case of the fiscal 2024 PSU awards, certification of achievement of the relevant financial metric occurred after the completion of the Prior Restatement. In the case of the fiscal 2023 PSUs, the LCC determined, in consultation with management, that post-restatement such metric would still have been achieved.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below presents information relating to compensation plans under which we may issue shares of our common stock, as of August 1, 2025.

	Number of Shares to be Issued Upon Exercise of Outstanding Stock Options and Settlement of Outstanding Restricted Stock Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders(2)	286,925	—	497,981[3]
Equity Compensation Plans Not Approved by Shareholders(4)	0	—	39,629
Total	286,925	—	537,610
__________________
(1) Consists of 210,759 shares issuable upon settlement of RSUs that are not subject to performance conditions and 76,166 shares issuable upon settlement of performance-based RSUs, in each case outstanding as of August 1, 2025. These performance-based RSUs are presented at target.
(2) Includes awards outstanding under the 2012 Equity Incentive Plan and the 2023 Equity Incentive Plan. The 2012 plan is closed to new grants; any cancellations of its outstanding awards will return to the 2023 plan’s share reserve.
(3) Consists of 293,598 shares available under the 2023 Equity Incentive Plan (net of 379,641 shares reserved for outstanding awards under the closed 2012 plan) and 204,383 shares available under the Employee Stock Purchase Plan as of August 1, 2025.
(4) Represents the 2021 Inducement Plan, adopted without shareholder approval in reliance on the stock exchange inducement grant exception. As of August 1, 2025 there were no inducement awards outstanding and 39,629 shares remained available for future inducement grants.

There are no stock options outstanding as of August 1, 2025.

Security Ownership of Certain Beneficial Owners and Management

The table that follows sets forth as of August 1, 2025, certain information regarding the beneficial ownership of the Company’s common stock by:
•Each person the Company knows to beneficially own more than five percent of the outstanding shares of common stock.
•Each of the Company’s current directors and director nominees.
•Each of the Fiscal 2025 named executive officers.
•All current directors and officers as a group.

Unless otherwise indicated, the business address for the beneficial owners listed below is 10770 E. Briarwood Avenue, Centennial, Colorado, 80112.

Name and Address	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Shares Outstanding at August 1, 2025: 13,319,249
There were no shareholders who held 5% or more of the Company’s outstanding common stock as of August 1, 2025.
Directors and Named Executive Officers:
John A. Fichthorn	15,271	*
Donald J. Jaworski	27,675	*
Hugues Meyrath	27,675	*
John. R. Tracy	15,000	*
Yue Zhou (Emily) White	29,139	*
James J. Lerner	110,848	*
Kenneth P. Gianella	32,402	*
Brian E. Cabrera	28,736	*
All Current Directors and Officers as a Group (8 Holders)	151,562	1%

__________________
(1) Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company’s knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by the shareholder.

(2) Applicable percentage is based 13,319,249 shares of common stock outstanding as of August 1, 2025. Beneficial ownership is determined in accordance with SEC rules, based on factors including voting and share investment power. *Represents beneficial ownership of less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Meetings and Independence

Board Meeting Attendance

The Board met a total of 34 times in Fiscal 2025. All Board members during Fiscal 2025 other than Ms. White attended at least 75% of the Board and Committee meetings for which they were eligible to attend, which is the expectation outlined in our Corporate Governance Principles. Ms. White’s ability to join at least 75% of the meetings she was eligible to attend was atypically impacted by unusually high number of meetings, her job change, and significant work-related international travel. The Board anticipates that Ms. White will have increased ability to attend meetings in Fiscal 2026, as she had in prior years. Each of the directors nominated for election at our 2024 annual meeting of shareholders, other than Mr. Neumeyer and Ms. White, who had unavoidable business conflicts, attended that meeting.

Director Independence

The Board has determined that all current members other than Mr. Meyrath are independent directors as defined under the rules of the Nasdaq Stock Market LLC (Nasdaq).

We also exceed Nasdaq listing standards by requiring approximately 75% of our Board to be comprised of independent directors.

Our independent directors meet in executive session, without employee directors, at least as often as each regularly scheduled quarterly Board meeting. The independent directors are also empowered to request reporting from any employee during the executive session, including audit and compliance personnel.

Leadership Structure

Quantum’s Board is committed to strong, independent Board leadership and oversight of management’s performance. The Board determines the Chair assignment, from time to time and in its business judgement after considering relevant factors, including Quantum’s needs and our shareholders’ best interests. With Mr. Meyrath’s appointment as President and Chief Executive Officer on June 2, 2025, the Board determined it would be appropriate and strengthen the Company’s corporate governance to separate the roles of Board Chair and CEO. Following a thorough evaluation, the Board determined that Mr. Jaworski, who previously served as Lead Independent Director, should assume the role of Chairman of the Board. The Board believes this structure promotes implementing accountability for the Company’s performance.

The Chair focuses on effectively leading and managing the Board, with responsibilities described in more detail in our Corporate Governance Principles available on the investor relations section of our website at www.investors.quantum.com.

Related Party Transactions

Quantum is or may be a party to individual and repeating or similar transactions since the beginning of Fiscal 2025, in which:
•The amounts involved exceeded or may exceed the lesser of $120,000 and 1% of the average of our total assets at the year-end for the last two completed fiscal years; and
•Certain related parties had or will have a direct or indirect material interest.

The Audit Committee has the primary responsibility for reviewing and approving these transactions (Related Party Transactions). We have adopted a formal written policy providing that we may not enter into a Related Party Transaction without the Audit Committee’s consent.

Related parties include:
•Executive officers.
•Directors or director nominees.
•Beneficial owners of more than 5% of our common stock.

•Immediate family members or household occupants of the people just identified.
•Any entity in which any of them are employed, a general partner or principal, or has a 5% or greater beneficial interest.

In approving or rejecting any Related Party Transaction, the Audit Committee identifies and considers relevant and available facts and circumstances, including:
•Whether the transaction terms are no less favorable than those generally available to an unaffiliated third party under the same or similar circumstances.
•The extent of the related party’s interest in the transaction.

The Audit Committee has determined that certain transactions will be considered preapproved, even if the value exceeds $120,000, when they involve:
•Executive officer employment agreements.
•Director compensation.
•Transactions generally available to all employees.
•All holders of common stock receiving the same benefits on a pro-rata basis.

Quantum’s Fiscal 2025 Related Party Transactions, to the extent they currently exist or are otherwise planned, are described below.

Employment and Indemnification Agreements

We have entered into employment agreements with certain of our current executive officers, described in Change of Control Severance Policy, Employment Agreements, and Severance Agreements. We have also executed indemnification agreements with certain of our current and former directors and officers. Those agreements, along with our Restated Certificate and Bylaws, require us to indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to applicable exclusions described in those documents.

Equity Award Grants to Directors and Executive Officers

We have granted RSUs and PSUs as described under Corporate Governance, Executive Compensation Summary, and Fiscal 2025 Compensation Tables.

Debt Refinancing

The June 2023 Amendment and the June 2023 Warrants were entered into with and issued to certain entities managed by PIMCO which is considered a related party due to the fact that Christopher D. Neumeyer was a member of the Company's Board of Directors from August 2022 until March 2025, and also an executive vice president and portfolio manager at PIMCO. The Audit Committee and the Company analyzed the transaction’s independence and fairness. Mr. Neumeyer recused himself from the Board’s approval of the refinancing.

Other Transactions

Other than as explained above, since April 1, 2024, we have not entered into any Related Party Transactions, nor are any currently proposed. We believe the terms of the transactions described above were comparable to those we could have obtained in arm’s-length negotiations with unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services

The following table details the fees billed by Grant Thornton LLP for Fiscal 2025 and Fiscal 2024, including out of pocket expenses.

	Fees paid to Grant Thornton LLP
	Fiscal 2025	Fiscal 2024
Audit fees	$2,969,900	$3,296,540
Audit-related fees	477,000	—
Tax fees	—	—
Other fees	—	—
Total	$3,446,900	$3,296,540

Audit Fees

Audit fees include the aggregate fees incurred for auditing Quantum’s annual consolidated financial statements and reviewing the quarterly consolidated financial statements included in Quantum’s Quarterly Reports on Form 10-Q. In Fiscal 2025 and Fiscal 2024, Grant Thornton LLP audit fees include charges billed in Grant Thornton LLP’s capacity as the independent external auditor for Quantum’s subsidiary companies located in Malaysia.

Audit-Related Fees

Audit-related fees include the aggregate fees incurred for Grant Thornton LLP’s work related to our Fiscal 2025 filings of Registration Statements on Form S-1 and Form S-8.

Preapproval Policies and Procedures

The Audit Committee annually preapproves, on a general approval schedule, appropriate audit, audit-related, and tax services the Firm may perform for Quantum, in accordance with its policy and applicable legal requirements. The Audit Committee preapproved all Fiscal 2025 services to avoid potential conflicts of interest that could arise if the Company received specified non-audit services from the Firm. The Audit Committee reviews and makes changes to the services listed on the general approval schedule annually and as otherwise necessary from time to time.

The Company must notify the Audit Committee when the Firm performs services expected to require more than ten billable hours of the Firm’s senior partner or equivalent time. The Company must also obtain specific engagement preapproval from the Audit Committee for all services to be performed by the Firm that are not specified on the general approval schedule. The Audit Committee receives all notices and requests regarding the Firm’s performance of services for the Company. The Audit Committee believes the Firm’s provision of services described above is compatible with maintaining the Firm’s independence from the Company.

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
3. Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
2.1	Asset Purchase Agreement dated July 18, 2021 by and between PV3 (an ABC) LLC, as assignee for the benefit of Pivot3, Inc., and the Company.*	8-K	07/22/21	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	01/27/25	3.1
3.2	Amended and Restated Bylaws of the Company, as amended through June 12, 2025	8-K	06/18/25	3.1
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	06/06/23	4.1
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock	S-3	10/09/03	4.7
4.3	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP	8-K	12/28/18	4.1
4.4	Warrant Agreement dated June 16, 2020 by and between the Company and Armory Securities, LLC	8-K	06/17/20	4.4
4.5	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-1, issued to OC II FIE V LP	8-K	06/17/20	4.1
4.6	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-3, issued to BTC Holdings SC Fund LLC	8-K	06/17/20	4.3
4.7	Amended and Restated Registration Rights Agreement dated June 16, 2020 by and among the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP and BTC Holdings SC Fund LLC	8-K	06/17/20	4.5
4.8	Amendment No. 1 and Joinder to Amended and Restated Registration Rights Agreement, dated as of June 1, 2023, between the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP, BTC Holdings SC Fund LLC and CO Finance LVS XVII LLC	8-K	06/06/23	4.2
4.9	Registration Rights Agreement dated December 12, 2020 by and between the Company and the securityholders of Square Box Systems Limited	8-K	12/14/20	4.1
4.10	Form of Warrant to purchase Common Stock, dated May 24, 2024	8-K	05/29/24	4.1
4.11	Warrants to Purchase Common Stock, dated May 24, 2024, issued to OC III LVS XL LP	8-K	05/29/24	4.2
4.12	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-7, issued to Blue Torch Credit Opportunities KRS Fund LP	8-K	07/12/24	4.2
4.13	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-8, issued to Blue Torch Offshore Credit Opportunities Master Fund II LP	8-K	07/12/24	4.3
4.14	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-9, issued to Blue Torch Credit Opportunities SBAF Fund LP	8-K	07/12/24	4.4
4.15	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-10, issued to BTC Holdings SC Fund LLC	8-K	07/12/24	4.5
4.16	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-11, issued to Blue Torch Credit Opportunities Fund II LP	8-K	07/12/24	4.6
4.17	Form of Warrant to Purchase Common Stock dated August 13, 2024 issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
4.18	Warrant to Purchase Common Stock dated August 13, 2024, Warrant No. 2024-18, issued to OC III LVS XL LP	8-K	08/14/24	4.2
4.19	Amended and Restated Warrant to Purchase Common Stock dated June 1, 2023 (as amended and restated on August 13, 2024), Warrant No. 2023-2, issued to OC III LVS XL LP	8-K	08/14/24	4.3
4.20	Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-7, issued to OC III LVS XL LP	8-K	08/14/24	4.4
4.21	Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-12, issued to OC III LVS XL LP	8-K	08/14/24	4.5
4.22	Amended and Restated Warrant to Purchase Common Stock dated December 27, 2018 (as amended and restated on August 13, 2024), Warrant No. 2, issued to BTC Holdings Fund I, LLC	8-K	08/14/24	4.6
4.23	Form of Amended and Restated Warrant to Purchase Common Stock dated June 16, 2020 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.7
4.24	Form of Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.8
4.25	Form of Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.9
4.26	Warrant Agreement dated June 1, 2023 by and between the Company and Armory Securities, LLC	S-1	01/27/25	4.29
10.1	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building A)	8-K	02/10/06	10.2
10.2	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building B)	8-K	02/10/06	10.3
10.3#	Form of Indemnification Agreement by and between the Company and the Named Executive Officers and Directors	8-K	09/28/22	10.3
10.4#	Form of Amended and Restated Director Change of Control Agreement by and between the Company and the Directors (other than the CEO)				X
10.5#	Form of Amended and Restated Change of Control Agreement by and between the Company and each of the Company’s Executive Officers				X
10.6#	Form of Change of Control Agreement by and between the Company and the Company's Chief Executive Officer				X
10.7#	Offer Letter dated May 1, 2017 by and between the Company and Marc Rothman	8-K	05/04/17	10.1
10.8#	Quantum Corporation Executive Officer Incentive Plan, restated as of August 23, 2017	8-K	08/24/17	10.2
10.9#	Offer Letter dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.1
10.10#	Change of Control Agreement dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.2
10.11	Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/28/18	10.2
10.12	First Amendment dated April 3, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/06/20	10.2
10.13	Second Amendment dated April 11, 2020 to the Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/16/20	10.3
10.14	Third Amendment dated June 16, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/17/20	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.15	Fourth Amendment dated December 10, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/14/20	10.2
10.16	Fifth Amendment dated February 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.30
10.17	Sixth Amendment dated August 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018, by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.31
10.18	Seventh Amendment dated September 30, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	10/06/21	10.1
10.19	Eighth Amendment dated March 15, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	03/17/22	10.3
10.2	Ninth Amendment dated April 25, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/27/22	10.1
10.21	Tenth Amendment dated June 1, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/06/23	10.2
10.22	Waiver dated November 13, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	11/13/23	10.2
10.23	Eleventh Amendment and Waiver dated February 14, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	02/20/24	10.2
10.24	Twelfth Amendment dated March 22, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	03/25/24	10.2
10.25
Thirteenth Amendment dated May 15, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association
					X
10.26	Fourteenth Amendment dated May 24, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	05/29/24	10.2
10.27	Fifteenth Amendment dated July 11, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	07/12/24	10.2
10.28	Sixteenth Amendment dated August 13, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	08/14/24	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.29	Seventeenth Amendment dated October 28, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-Q	02/12/25	10.2
10.30	Eighteenth Amendment dated November 25, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-Q	02/12/25	10.3
10.31	Nineteenth Amendment and Waiver to Amended and Restated Revolving Credit and Security Agreement, dated as of January 27, 2025, by and among the Company, Quantum LTO Holdings, LLC, the other borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as agent.	8-K	01/27/25	10.3
10.32	Stipulation and Agreement of Settlement entered into on April 11, 2019	8-K	05/31/19	99.2
10.33#	Offer Letter dated October 3, 2018 by and between the Company and Lewis W. Moorehead	10-K	08/06/19	10.75
10.34#	Quantum Corporation 2012 Long-Term Incentive Plan Agreement, as amended and restated on November 13, 2019	8-K	11/18/19	10.1
10.35#	Form of Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.2
10.36#	Form of Market-Based Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.3
10.37#	Form of Restricted Stock Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.4
10.38#	Form of Restricted Stock (PSU) Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.5
10.39#	Form of Restricted Stock Unit Agreement (Directors) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.6
10.40#	Quantum Corporation 2023 Long-Term Incentive Plan, as amended through June 27, 2024	S-8	09/16/24	99.1
10.41#	Quantum Corporation Employee Stock Purchase Plan Agreement, as amended and restated on July 25, 2023	10-K	06/28/24	10.33
10.42#	Quantum Corporation 2021 Inducement Plan	S-8	02/01/21	10.1
10.43#	Amendment No. 1 to Quantum Corporation 2021 Inducement Plan	10-K	06/06/23	10.30
10.44	Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	08/05/21	10.1
10.45	First Amendment dated September 30, 2021 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	10/06/21	10.2
10.46	Second Amendment dated March 15, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/17/22	10.2
10.47	Third Amendment dated April 25, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	04/27/22	10.2
10.48	Fourth Amendment dated June 1, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	06/06/23	10.1
10.49	Waiver dated November 10, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	11/13/23	10.1
10.50	Fifth Amendment and Waiver dated February 14, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	02/20/24	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.51	Sixth Amendment dated March 22, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/25/24	10.1
10.52
Seventh Amendment and Waiver dated May 15, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC
					X
10.53	Eighth Amendment and Waiver dated May 24, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	05/29/24	10.1
10.54	Ninth Amendment dated July 11, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	07/12/24	10.1
10.55	Tenth Amendment dated August 13, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	08/14/24	10.1
10.56	Eleventh Amendment dated October 28, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	10-Q	02/12/25	10.1
10.57	Twelfth Amendment and Waiver to Term Loan Credit and Security Agreement, dated as of January 27, 2025, by and among the Company, Quantum LTO Holdings, LLC, the other borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent.	8-K	01/27/25	10.2
10.58	Standby Equity Purchase Agreement, dated January 25, 2025, by and between Quantum Corporation and YA II PN, Ltd.	8-K	01/27/25	10.1
10.59#	Director Offer Letter dated September 16, 2022 by and between the Company and Don Jaworski	8-K	09/28/22	10.1
10.60#	Director Offer Letter dated September 16, 2022 by and between the Company and Hugues Meyrath	8-K	09/28/22	10.2
10.61#	Offer Letter dated December 15, 2022 by and between the Company and Kenneth P. Gianella	8-K	01/11/23	10.1
10.62#	Transition Agreement dated January 9, 2023 by and between the Company and J. Michael Dodson	8-K	01/11/23	10.3
10.63#	Offer Letter dated June 5, 2023 by and between the Company and Laura Nash	8-K	06/06/23	10.3
10.64#	Offer Letter dated November 9, 2023 by and between the Company and Henk Jan Spanjaard	10-K	06/28/24	10.49
10.65#	Director Offer Letter dated June 6, 2024 by and between the Company and Todd W. Arden	8-K	06/10/24	10.1
10.66#	Director Offer Letter dated June 12, 2024 by and between the Company and John R. Tracy	8-K	06/18/24	10.1
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP				X
24.1	Power of Attorney (contained on the signature page hereof)				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Quantum Corporation Executive Compensation Recoupment Policy	10-Q	11/13/24	97
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

August 26, 2025	/s/ Laura A. Nash
(Date)	Laura A. Nash
Principal Financial and Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hugues Meyrath and Laura A. Nash, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange mission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hugues Meyrath	President, Chief Executive Officer and Director	August 26, 2025
Hugues Meyrath	(Principal Executive Officer)

/s/ Laura A. Nash	Chief Accounting Officer	August 26, 2025
Laura A. Nash	(Principal Financial and Accounting Officer)

/s/ Donald Jaworski	Chairman of the Board	August 26, 2025
Donald Jaworski

/s/ John A. Fichthorn	Director	August 26, 2025
John A. Fichthorn

/s/ John R. Tracy	Director	August 26, 2025
John R. Tracy

/s/ Yue Zhou White	Director	August 26, 2025
Yue Zhou White