Form 10-Q
period 2025-06-30
QUANTUM CORP /DE/
filed 2025-09-11
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of the close of business on September 9, 2025 there were 13,319,249 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," the “Company,” "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including: the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any legal proceedings, claims and disputes; the ability to meet stock exchange continued listing standards; the possibility that Nasdaq may delist our securities; risks related to our restatement and revisions to financial statements; risks related to our ability to implement and maintain effective internal control over financial reporting in the future; risks related to changes in our management; and those risks described under Part II, Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$37,404	$16,464
Restricted cash	143	139
Accounts receivable, net of allowance for credit losses of $100 and $99, respectively	48,445	52,502
Manufacturing inventories	18,507	20,336
Service parts inventories	1,523	2,098
Prepaid expenses	3,763	2,738
Other current assets	8,658	8,529
Total current assets	118,443	102,806
Property and equipment, net	11,025	11,378
Goodwill	12,969	12,969
Intangible assets, net	51	281
Right-of-use assets	8,314	8,580
Other long-term assets	18,352	19,388
Total assets	$169,154	$155,402
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,824	$31,463
Accrued compensation	10,250	9,214
Deferred revenue, current portion	69,675	75,076
Accrued restructuring	1,779	786
Term debt	96,713	96,486
Revolving credit facility	—	26,600
Other accrued liabilities	18,511	17,982
Total current liabilities	223,752	257,607
Deferred revenue, net of current portion	36,580	38,847
Operating lease liabilities	8,787	8,934
Other long-term liabilities	14,421	14,380
Total liabilities	283,540	319,768
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 13,319 and 6,962 shares issued and outstanding	133	70
Additional paid-in capital	846,046	779,645
Accumulated deficit	(959,677)	(942,471)
Accumulated other comprehensive loss	(888)	(1,610)
Total stockholders’ deficit	(114,386)	(164,366)
Total liabilities and stockholders’ deficit	$169,154	$155,402
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2025	2024
Revenue:
Product	$37,535	$42,652
Service and subscription	24,943	26,711
Royalty	1,808	2,902
Total revenue	64,286	72,265
Cost of revenue:
Product	30,745	32,555
Service and subscription	10,829	12,653
Total cost of revenue	41,574	45,208
Gross profit	22,712	27,057
Operating expenses:
Sales and marketing	12,655	13,295
General and administrative	13,569	21,065
Research and development	6,661	8,308
Restructuring charges	2,423	1,192
Total operating expenses	35,308	43,860
Loss from operations	(12,596)	(16,803)
Other income (expense), net	(430)	(41)
Interest expense	(6,516)	(3,790)
Change in fair value of warrant liabilities	—	1,666
Gain (loss) on debt extinguishment	2,559	(695)
Net loss before income taxes	(16,983)	(19,663)
Income tax provision	223	235
Net loss	$(17,206)	$(19,898)

Net loss per share - basic and diluted	$(1.87)	$(4.15)
Weighted average shares - basic and diluted	9,187	4,792

Net loss	$(17,206)	$(19,898)
Foreign currency translation adjustments, net	722	142
Total comprehensive loss	$(16,484)	$(19,756)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(17,206)	$(19,898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,032	1,780
Amortization of debt issuance costs	2,075	804
Noncash lease expense	343	464
Gain (loss) on debt extinguishment	(2,559)	695
Provision for product and manufacturing inventories	2,701	407
Stock-based compensation	(529)	925
Paid in kind interest	1,758	684
Change in fair value of warrant liabilities	—	(1,666)
Other non-cash	1,201	(409)
Changes in assets and liabilities:
Accounts receivable, net	4,043	6,346
Manufacturing inventories	(783)	(1,325)
Service parts inventories	486	1,475
Prepaid expenses	(1,024)	(1,694)
Operating lease liabilities	(283)	(87)
Accounts payable	(4,484)	6,828
Accrued compensation	1,036	(2,123)
Accrued restructuring charges	993	404
Deferred revenue	(7,668)	(6,048)
Other current assets	840	98
Other current liabilities	1,137	10,444
Net cash used in operating activities	(16,891)	(1,896)
Investing activities
Purchases of property and equipment	(1,192)	(1,620)
Net cash used in investing activities	(1,192)	(1,620)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	—
Repayments of long-term debt	(909)	(13,537)
Borrowings of credit facility	71,625	105,568
Repayments of credit facility	(98,682)	(96,829)
Proceeds from shares issued related to the SEPA, net	66,993	—
Net cash provided by financing activities	39,027	(4,798)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(3)
Net change in cash, cash equivalents and restricted cash	20,944	(8,317)
Cash, cash equivalents, and restricted cash at beginning of period	16,603	25,860
Cash, cash equivalents, and restricted cash at end of period	$37,547	$17,543
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows:
Cash and cash equivalents	37,404	$17,287
Restricted cash, current	143	256
Cash, cash equivalents and restricted cash at the end of period	$37,547	$17,543
Supplemental disclosure of cash flow information
Cash paid for interest	$2,987	$2,134
Cash paid for income taxes, net	$141	$495
Non-cash transactions
Purchases of property and equipment included in accounts payable	$105	$(135)
Right-of-use assets obtained in exchange for new lease liabilities	$—	$231
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(19,898)	—	(19,898)
Foreign currency translation adjustments, net	—	—	—	—	142	142
Stock-based compensation	—	—	925	—	—	925
Balance, June 30, 2024	4,792	$48	$708,952	$(847,278)	$(2,051)	$(140,329)

Balance, March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	—	—	(17,206)	—	(17,206)
Foreign currency translation adjustments, net	—	—	—	—	722	722
Shares issued under employee incentive plans, net	37	—	—	—	—	—
Shares issued related to the SEPA, net	6,320	63	66,930	—	—	66,993
Stock-based compensation	—	—	(529)	—	—	(529)
Balance, June 30, 2025	13,319	$133	$846,046	$(959,677)	$(888)	$(114,386)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2025, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three months ended June 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of short-term variations.

Revision of Previously Issued Financial Statements for Immaterial Misstatements

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, the Company identified that certain previously disclosed errors—which resulted in a restatement of the financial statements for the quarter ended December 31, 2024, as filed in the Annual Report also affected the financial statements for the quarter ended June 30, 2024.

The impact of these errors on the quarter ended June 30, 2024 was evaluated in accordance with SEC Staff Accounting Bulletins No. 99 and 108 and was determined to be immaterial to the previously issued financial statements. Accordingly, the Company has revised, rather than restated, the comparative financial information for June 30, 2024 presented in this Quarterly Report on Form 10-Q.

The nature of the revisions is as follows:

•Service contract term – The Company identified inconsistencies in the contract term used to recognize service and subscription revenue under ASC 606. Revenue is required to be deferred and recognized ratably over the contractual term of the arrangement. Management reviewed and updated the revenue recognition periods to ensure consistent application for all relevant contracts invoiced during the fiscal year ended March 31, 2025. These adjustments have been reflected in the revenue calculations presented herein.

•Application of ASC 606 related to standalone selling price (“SSP”) – The Company determined that the standalone selling prices used during the fiscal year ended March 31, 2025 had not been appropriately updated. As a result, the Company refreshed the SSPs for all performance obligations in bundled contracts, maximizing the use of observable inputs. This adjustment resulted in changes to the allocation of transaction price and corresponding revenue recognition.

For further discussion of the restatement of the financial statements for the quarter ended December 31, 2024, refer to the Annual Report.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company expects to be in violation of the net leverage ratio financial covenant under the Term Loan (as defined herein) for the quarter ended December 31, 2025. Under the terms of the agreement, certain proceeds from the Standby Equity Purchase Agreement dated January 25, 2025 (the “SEPA”) must also be used to repay the Term Loan. On August 13, 2025, the Company terminated its revolving credit facility agreement with PNC Bank, National Association (“PNC Bank”) (as amended, the “PNC Credit Facility”). If additional waivers cannot be obtained, the Term Loan will become immediately due, requiring additional liquidity to satisfy obligations. Because covenant violations render the Term Loan currently payable, the long-term portion of the Term Loan has been reclassified as a current liability in the consolidated balance sheets as of March 31, 2025. See Note 4: Debt for further information on credit agreements.

Management is actively seeking covenant waivers and evaluating options to restructure or refinance the Term Loan. If a waiver is not secured, additional funding will be needed to repay the Term Loan. There is no assurance, however, that the Company will be able to obtain a waiver or obtain funding on acceptable terms, if at all.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. All credit facilities are collateralized by a pledge of the Company’s assets.

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

Recent Accounting Pronouncement Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year beginning April 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis ASU 2024-03 will be effective for our fiscal year beginning April 1, 2027, and interim periods within our fiscal year beginning April 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s receivables and contract liabilities and certain information related to this balance as of June 30, 2025, March 31, 2025 and March 31, 2024 (in thousands):

	June 30, 2025	March 31, 2025	March 31, 2024
Accounts receivable	$48,445	$52,502	$67,788
Deferred revenue	$106,255	$113,923	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$26,586	$74,048	$76,304

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) representing contracted but not recognized revenue was $125.2 million as of June 30, 2025. RPO consists of both deferred revenue and uninvoiced, non-cancelable contracts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties.

RPO consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2025	$86,727	$38,428	$125,155

Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The table below reflects the Company’s deferred revenue as of June 30, 2025 (in thousands):

	Deferred revenue by period
	Total	1 year or less	1 – 3 Years	3 year or greater
Service revenue	$81,969	$57,185	$22,607	$2,177
Subscription revenue	24,286	12,490	10,710	1,086
Balance as of June 30, 2025	$106,255	$69,675	$33,317	$3,263

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories

	June 30, 2025	March 31, 2025
Finished goods	$7,885	$10,471
Work in progress	1,085	380
Raw materials	9,537	9,485
Total manufacturing inventories	$18,507	$20,336

Service parts inventories

	June 30, 2025	March 31, 2025
Finished goods	$764	$1,189
Component parts	759	909
Total service parts inventories	$1,523	$2,098

Intangibles, net

	June 30, 2025			March 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$4,398	$(4,347)	$51	$4,398	$(4,117)	$281
Intangible assets, net	$4,398	$(4,347)	$51	$4,398	$(4,117)	$281

Intangible assets amortization expense was $0.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the remaining weighted-average amortization period for definite-lived intangible assets was approximately 0.1 years. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

Goodwill

As of June 30, 2025 and March 31, 2025, goodwill was $13.0 million. There were no impairments to goodwill as of June 30, 2025 and March 31, 2025.

Other long-term assets
	June 30, 2025	March 31, 2025
Capitalized SaaS implementation costs for internal use	$13,440	$13,910
Capitalized debt costs	2,339	2,871
Contract cost asset	1,097	1,144
Other	1,476	1,463
Total other long-term assets	$18,352	$19,388

The following table details the change in the accrued warranty balance (in thousands):

	June 30, 2025	March 31, 2025
Beginning balance	$1,032	$1,545
Current period accruals	622	2,333
Adjustments to prior estimates	(19)	46
Charges incurred	(735)	(2,735)
Reclassification to long-term warranty	27	(157)
Ending balance	$927	$1,032

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Term Loan	$104,265	$102,507
PNC Credit Facility	—	26,600
Less: current portion	(96,713)	(123,086)
Less: unamortized debt issuance costs (1)	(7,552)	(6,021)
Long-term debt, net	$—	$—

(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.
On August 5, 2021, the Company entered into a senior secured term loan (as amended, the “2021 Term Loan”), maturing on August 5, 2026. The Company also had the PNC Credit Facility (together with the Term Loan (as defined below), the “Credit Agreements”), which, per its terms, matured on August 5, 2026 and provided for borrowings up to a maximum principal amount of the lesser of: (a) $40.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement.

On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional term loan borrowings (as amended, the “2023 Term Loan” and, together with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the term of the loan. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 0.06 million shares (the “June 2023 Warrants”) of the Common Stock, at an exercise price of $20.00 per share.

The June 2023 Amendment to the 2021 Term Loan was accounted for as a modification. The value of the June 2023 Warrants in addition to $0.7 million of fees paid to the lenders have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining term of the loan. The Company incurred $0.9 million of legal and financial advisory fees which were included in general and administrated expenses in the condensed consolidated statement of operations and comprehensive loss. The June 2023 Amendment to the PNC Credit Facility was accounted for as a modification and $0.7 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

On February 14, 2024, the Company entered into amendments to the Credit Agreements (“February 2024 Amendments”) which waived testing of the total net leverage ratio financial covenant for the fiscal quarter ended

December 31, 2023. In connection with the amendment, the Company incurred fees related to the Term Loan that was paid-in-kind of $1.2 million and an amendment fee of $0.1 million that was paid in cash. As the February 2024 Amendments were accounted for as a modification, the fees were reflected as a reduction to the carrying amount of the Term Loan and are amortized to interest expense over the remaining term of the loan. In connection with the related PNC Credit Facility amendment, the Company incurred $0.2 million in fees and expenses.

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

On May 24, 2024, the Company entered into amendments to the Credit Agreements (the “May 2024 Amendments”) which, among other things, (i) waived compliance with the Company’s net leverage ratio financial covenant as of March 31, 2024; and (ii) reduced the daily minimum liquidity covenant below $15.0 million until June 16, 2024 and waived any default that might arise as a result of the restatement of certain of the Company’s historical financial statements. In connection with the May 2024 Amendments, the Company issued to the Term Loan lenders warrants to purchase an aggregate of 100,000 shares of the Common Stock at a purchase price of $9.20 (the “May 2024 Warrants”). Additionally, in connection with the May 2024 Amendment to the Term Loan, the Company incurred an amendment fee that was paid-in-kind of $0.8 million and issued the May 2024 Warrants with a fair market value of $0.8 million. In connection with the May 2024 Amendment to the PNC Credit Facility Amendment, the Company incurred $ 0.5 million of fees and expenses paid to the lender.

The May 2024 Amendment to the Term Loan was accounted for as a modification. The value of the May 2024 Warrants, in addition to $0.8 million of amendment fees paid to the lenders, have been reflected as a reduction to the carrying amount of the Term Loan and amortized to interest expense over the remaining term of the loan. The May 2024 Amendment to the PNC Credit Facility was accounted for as a modification and the $0.5 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

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

The July 2024 Amendments to the 2021 Term Loan were accounted for as a modification. The fair value of the July 2024 Warrants of $0.4 million is reflected as a reduction to the carrying amount of the 2021 Term Loan and amortized to interest expense over the remaining term of the loan. The July 2024 Amendments to the PNC Credit Facility were accounted for as a modification and the $0.1 million in related fees and expenses were recorded to other assets and are amortized to interest expense over the remaining term of the agreement.

On August 13, 2024, the Company entered into amendments to the Credit Agreements (the “August 2024 Amendments”) which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ending September 30, 2025; (iv) waived the testing requirement for the net leverage ratio financial covenant for the fiscal quarter ending September 30, 2024; (v) replaced the net leverage ratio financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ending December 31, 2024 and March 31, 2025; (vi) reset the net leverage ratio financial covenant requirements for the fiscal quarters ending June 30, 2025 and September 30, 2025; (vii) reduced the minimum liquidity covenant to $10 million through September 30, 2025; (viii) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (ix) removed required 2021 Term Loan principal amortization until the fiscal quarter ending September 30, 2025; and (x) repriced certain lender warrants.

In connection with the August 2024 Amendments, the Company received a new senior secured delayed draw term loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw, an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date, which aligns with the 2021 Term Loan. The principal is payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin is (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 14.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also includes a multiple on invested capital payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

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

Subsequent to the August 2024 Amendments, PNC Credit Facility loans designated as (x) PNC SOFR Loans bear interest at a rate per annum equal to a SOFR based rate, plus an applicable margin of 4.75% and (y) PNC Domestic Rate Loans and Swing Loans bear interest at a rate per annum equal to the greatest of (i) the base commercial lending rate of PNC Bank; (ii) the Overnight Bank Funding Rate plus 0.5%; and (iii) the daily SOFR rate plus 1.0%, plus an applicable margin of 3.75%. The Company can designate a loan as a PNC SOFR Loan or PNC Domestic Rate Loan in its discretion.

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,510 shares of the Common Stock, at an exercise price of $6.20 per share (the “August 2024 Warrants”) and which had a fair value of $2.0 million.

The August 2024 Amendments to the 2021 Term Loan held by one lender was accounted for as a modification. The $1.2 million fair value of the August 2024 Warrants issued to this lender and the $0.5 million of PIK fees paid to this lender are reflected as a reduction to the carrying amount of their Term Loan and their initial delayed draw term loan and amortized to interest expense over the remaining term of the loan. The August 2024 Amendments to the 2021 Term Loan held by another lender was accounted for as a debt extinguishment. The Company recorded a loss on debt extinguishment of $3.0 million related to the write-off of a portion of unamortized debt issuance costs and fees and expenses incurred with the August 2024 Amendments.

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

On April 2, 2025, the Company consented to an assignment (the “Master Assignment Agreement”) of the 2021 Term Loan and 2024 Term Loans. One of the lenders sold and assigned all of its interests to a new lender. The Master Assignment Agreement was accounted for as a debt extinguishment. The Company recorded a gain on debt extinguishment of $2.4 million related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees related to the previous lender. The $0.4 million in new lender fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

On May 5, 2025, the Company entered into an amendment (the “May 2025 Term Loan Amendment”) to the Term Loan. The May 2025 Term Loan Amendment, among other things, revised the prepayment requirements under the Credit Agreement in connection with the net cash proceeds received from SEPA. The May 2025 Term Loan Amendment was accounted for as a modification and the $0.1 million in lender amendment fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

As of June 30, 2025, the interest rates on the 2021 Term Loan, 2023 Term Loan, and 2024 Term Loans were 14.31%, 14.56%, and 18.56%, respectively.

Also, as of June 30, 2025, the PNC Credit Facility had an available borrowing base of $23.3 million, of which the entire amount was available to borrow at that date.

Standby Equity Purchase Agreement

On January 25, 2025, the Company entered into a SEPA, in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA.

As of June 30, 2025, the Company has issued approximately 7.5 million shares of Common Stock under the SEPA for net proceeds of approximately $82.8 million.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets, measured and recorded at fair value on a recurring basis, may consist of money market funds which are included in cash and cash equivalents in the condensed consolidated balance sheets and are valued using quoted market prices (level 1 fair value measurements) at the respective balance sheet dates.

No impairment charges were recognized for non-financial assets in the three months ended June 30, 2025 and 2024. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Long-term Debt

The Company’s financial liabilities were comprised primarily of long-term debt as of June 30, 2025. The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that it believes market participants would use in pricing debt.

The carrying value and fair value of the Company’s financial liabilities were primarily comprised of the following (in thousands):

	June 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$104,265	$95,848	$102,507	$91,576
PNC Credit Facility	—	—	26,600	24,755

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	June 30, 2025	March 31, 2025
Operating lease right-of-use asset	$8,314	$8,580

Operating lease liability within other accrued liabilities	797	856
Operating lease liability, net	8,787	8,934
Total operating lease liabilities	$9,584	$9,790

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,
Lease Cost	2025	2024
Operating lease cost	$669	$712
Variable lease cost	39	70
Short-term lease cost	75	—
Total lease cost	$783	$782

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2026	$1,710
2027	1,859
2028	1,623
2029	1,245
2030	1,242
Thereafter	10,855
Total lease payments	$18,534
Less: imputed interest	(8,950)
Present value of lease liabilities	$9,584

Lease Term and Discount Rate	June 30, 2025	March 31, 2025
Weighted average remaining operating lease term (years)	10.19	10.19
Weighted average discount rate for operating leases	12.6%	12.59%

Operating cash outflows related to operating leases each totaled $0.7 million for the three months ended June 30, 2025 and 2024, respectively.

NOTE 7: RESTRUCTURING CHARGES
During the quarters ending June 30, 2025 and 2024, the Company had approved certain restructuring plans designed to improve operational efficiencies and rationalize its cost structure.
The following tables show the activity and the estimated timing of future payouts for accrued restructuring included in other current liabilities in the condensed consolidated balance sheets (in thousands):

Severance and Benefits
Balance as of March 31, 2024	$—
Restructuring charges	1,192
Cash payments	(788)
Balance as of June 30, 2024	$404

Balance as of March 31, 2025	$786
Restructuring charges	2,423
Cash payments	(1,475)
Other non-cash	45
Balance as of June 30, 2025	$1,779

NOTE 8: NET LOSS PER SHARE
The Company has performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan, as amended and restated on July 25, 2023 (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of Common Stock.

The dilutive impact related to shares of Common Stock from incentive plans and outstanding warrants is determined by applying the treasury stock method to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to shares of Common Stock from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method. In periods of a net loss, all potentially dilutive weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.
The following weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2025	2024
Stock Awards	210	750

The Company had outstanding market based restricted stock units as of June 30, 2025 that were eligible to vest into shares of the Common Stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 77,545 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of June 30, 2025.

NOTE 9: INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was (1.4)% and (1.1)%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2025, including interest and penalties, the Company had $83.3 million of unrecognized tax benefits, $74.1 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2025, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2025, $75.9 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.4 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $9.6 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $9.4 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.2 million.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2025, the Company had issued non-cancelable commitments for $47.1 million to purchase inventory from its contract manufacturers and suppliers.

Litigation
On September 4, 2025, a shareholder class action complaint was filed in the United States District Court for the District of Colorado. The complaint identifies Seung Lee as the plaintiff and names Quantum Corporation and James J. Lerner, Kenneth P. Gianella, and Laura Nash as defendants. It alleges certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 related to certain disclosures made in the Company’s quarterly and annual reports regarding its financial reporting for the third quarter of the Company’s fiscal year 2025 and its restatement of that financial reporting. The complaint seeks to designate the plaintiff as the lead plaintiff for the class and define a class period of November 15, 2024 through August 18, 2025, and seeks an award of unspecified damages, costs, and expenses. At this time, Quantum is not able to determine whether this lawsuit would have any material impact on our business, operating results, or financial condition.

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

NOTE 11: SEGMENT INFORMATION
Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating loss and net loss as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net loss is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net loss include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the CODM evaluates its financial performance (in thousands):

	Three Months Ended June 30,
	2025		2024
Americas[1]
Product revenue	$22,750		$24,580
Service and subscription	14,359		14,710
Total revenue	37,109	57%	39,290	54%

EMEA
Product revenue	9,983		13,518
Service and subscription	8,482		9,402
Total revenue	18,465	29%	22,920	32%

APAC
Product revenue	4,802		4,554
Service and subscription	2,102		2,599
Total revenue	6,904	11%	7,153	10%

Consolidated
Product revenue	37,535		42,652
Service and subscription	24,943		26,711
Royalty[2]	1,808	3%	2,902	4%
Total revenue	$64,286	100%	$72,265	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended June 30,
	2025	%	2024	%
Primary storage systems	$12,529	19%	$17,594	24%
Secondary storage systems	18,506	30%	16,412	23%
Device and media	9,941	15%	9,601	13%
Service	21,502	33%	25,756	36%
Royalty	1,808	3%	2,902	4%
Total revenue[1]	$64,286	100%	$72,265	100%

1 Subscription revenue of $3.4 million and $1.0 million was allocated to primary and secondary storage systems for the three months ended June 30, 2025 and 2024, respectively.

Net Loss

The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows: (in thousands):

	Three Months Ended June 30,
	2025	2024
Total revenue	$64,286	$72,265
Total cost of revenue	41,574	45,208
Gross profit	22,712	27,057
Gross margin	35.3%	37.4%
Operating expenses
Salaries & fringe[1]	18,001	21,423
Outside services[2]	7,676	13,194
Infrastructure[3]	2,522	2,908
Operational costs[4]	2,332	2,355
Restructuring	2,423	1,192
Other[5]	2,354	2,788
Total operating expenses	35,308	43,860
Loss from operations	(12,596)	(16,803)
Other expense, net	(430)	(41)
Interest expense	(6,516)	(3,790)
Change in fair value of warrant liability	—	1,666
Loss on debt extinguishment, net	2,559	(695)
Net loss before income taxes	(16,983)	(19,663)
Income tax provision	223	235
Net loss	$(17,206)	$(19,898)
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

NOTE 12: REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the three months ended June 30, 2024 have been revised.

The nature of the revisions is as follows:

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

The following tables present the impact of the revisions to the unaudited condensed consolidated financial statements for the three months ended June 30, 2024 (in thousands, unaudited):

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024
	As previously reported	Revisions	Reference	As revised
Liabilities and Stockholders’ Deficit
Deferred revenue, current portion	$74,802	$(4,669)	a, b	$70,133
Total current liabilities	155,608	(4,669)		150,939
Deferred revenue, net of current portion	36,759	3,747	a, b	40,506
Total liabilities	314,340	(922)		313,418
Stockholders' deficit
Accumulated deficit	(848,200)	922	a, b	(847,278)
Total stockholders’ deficit	(141,251)	922		(140,329)
Total liabilities and stockholders’ deficit	$173,089	—		$173,089

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2024
	As previously reported	Revisions	Reference	As revised
Revenue:
Product	$40,994	$1,658	b	$42,652
Service and subscription	27,447	(736)	a, b	26,711
Gross profit	26,135	922		27,057
Loss from operations	(17,725)	922		(16,803)
Net loss before income taxes	(20,585)	922		(19,663)
Net loss	$(20,820)	$922		$(19,898)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2024
	As previously reported	Revisions	Reference	As revised
Operating activities
Net loss	$(20,820)	$922		$(19,898)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred revenue	(5,126)	(922)	a, b	(6,048)
Net cash used in operating activities	$(1,896)	$—		$(1,896)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(19,898)	—	(19,898)
Foreign currency translation adjustments, net	—	—	—	—	142	142
Stock-based compensation	—	—	925	—	—	925
Balance, June 30, 2024, as revised	4,792	$48	$708,952	$(847,278)	$(2,051)	$(140,329)

NOTE 13: SUBSEQUENT EVENTS
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. While there is no impact to the Company's condensed consolidated financial statements for the quarter ended June 30, 2025, the Company is assessing its impact on the consolidated financial statements that would take effect beginning in the period in which the OBBBA was signed into law.

On August 13, 2025, the Company terminated the PNC Credit Facility. As of the date of termination, there were no amounts drawn on the PNC Credit Facility and the Company paid an exit fee of $1.2 million in connection with the termination.

On August 13, 2025, the Company obtained waivers to certain covenants including the net leverage covenant under the Term Loan for the quarter ended June 30, 2025. Additionally, the requirement to use certain proceeds of the SEPA to pay down the Term Loan was waived.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters ending June 30, 2025 and June 30, 2024 and should be read together with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). In particular, the risk factors contained in Part I, Item 1A of the Annual Report under the heading “Risk Factors” may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended June 30, 2024 and June 30, 2023, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 14, 2024, and incorporated herein by reference. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2025" refers to the fiscal year ended March 31, 2025.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2025	2024
Total revenue	$64,286	$72,265
Total cost of revenue (1)	41,574	45,208
Gross profit	22,712	27,057

Operating expenses
Sales and marketing (1)	12,655	13,295
General and administrative (1)	13,569	21,065
Research and development (1)	6,661	8,308
Restructuring charges (1)	2,423	1,192
Total operating expenses	35,308	43,860
Loss from operations	(12,596)	(16,803)
Other income (expense), net	(430)	(41)
Interest expense	(6,516)	(3,790)
Change in fair value of warrant liabilities	—	1,666
Gain (loss) on debt extinguishment	2,559	(695)
Net loss before income taxes	(16,983)	(19,663)
Income tax provision	223	235
Net loss	$(17,206)	$(19,898)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024
Cost of revenue	$(21)	$190
Research and development	68	188
Sales and marketing	76	88
General and administrative	(652)	459
Total	$(529)	$925

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$37,535	58%	$42,652	59%	$(5,117)	(12)%
Service and subscription	24,943	39%	26,711	37%	(1,768)	(7)%
Royalty	1,808	3%	2,902	4%	(1,094)	(38)%
Total revenue	$64,286	100%	$72,265	100%	$(7,979)	(11)%
Product Revenue
In the three months ended June 30, 2025, product revenue decreased $5.1 million, or 12%, as compared to the same period in fiscal 2024. The primary driver of the decrease was in Primary storage systems with a large video surveillance order in the prior period.

Service and Subscription Revenue
Service and subscription revenue decreased $1.8 million, or 7%, in the three months ended June 30, 2025 compared to the same period in fiscal 2024. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a decrease of $1.1 million, or 38%, in the three months ended June 30, 2025 compared to the same period in fiscal 2024 due to decreased market volume.

Gross Profit and Margin

	Three Months Ended June 30,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$6,790	18.1%	$10,097	23.7%	$(3,307)	(560)
Service and subscription	14,114	56.6%	14,058	52.6%	56	400
Royalty	1,808	100.0%	2,902	100.0%	(1,094)	—
Gross profit	$22,712	35.3%	$27,057	37.4%	$(4,345)	(210)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased by $3.3 million, or by 560 basis points, for the three months ended June 30, 2025, as compared with the same period in fiscal 2024. This decrease was primarily due to an inventory provision accrued for certain end-of-life products, as well as supply chain logistics costs including import tariffs.
Service and Subscription Gross Margin
Service and subscription gross margins increased 400 basis points for the three months ended June 30, 2025, as compared with the same period in fiscal 2024. This increase was primarily driven by improvements in our operational efficiency and logistics costs.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$12,655	20%	$13,295	18%	$(640)	(5)%
General and administrative	13,569	21%	21,065	29%	(7,496)	(36)%
Research and development	6,661	10%	8,308	11%	(1,647)	(20)%
Restructuring charges	2,423	4%	1,192	2%	1,231	103%
Total operating expenses	$35,308	55%	$43,860	61%	$(8,552)	(19)%
In the three months ended June 30, 2025, sales and marketing expenses decreased $0.6 million, or 5%, as compared with the same period in fiscal 2024. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the three months ended June 30, 2025, general and administrative expenses decreased $7.5 million, or 36%, as compared with the same period in fiscal 2024. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.

In the three months ended June 30, 2025, research and development expenses decreased $1.6 million, or 20%, as compared with the same period in fiscal 2024. This decrease was the result of the continued consolidation of acquisition costs, and efficiencies realized through improved organization design.
In the three months ended June 30, 2025, restructuring expenses increased $1.2 million, or 103% as compared with the same period in fiscal 2024. The increase was the result of cost reduction initiatives in the current year.

Other Income (Expense)

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense)	$(430)	(1)%	$(41)	(—)%	$(389)	(949)%
The change in other income (expense), net during the three months ended June 30, 2025 compared with the same period in fiscal 2024 was related primarily to fluctuations in foreign currency exchange rates during the three months ended June 30, 2025.

Interest Expense

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(6,516)	(10)%	$(3,790)	(5)%	$(2,726)	72%
In the three months ended June 30, 2025, interest expense increased $2.7 million, or 72%, as compared with the same period in fiscal 2024 due to a higher effective interest rate on our Term Loan.

Warrant liabilities

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$—	—%	$1,666	3%	$(1,666)	(100)%

In June 30, 2024, we recorded a non-cash loss of $1.7 million related to the change in fair value of our warrant liabilities driven by fluctuations in our stock price. As of June 30, 2025, there were no outstanding warrants.

Gain (Loss) on debt extinguishment

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Gain (loss) on debt extinguishment	$2,559	4%	$(695)	(1)%	$3,254	(468)%

In June 30, 2025, gain on debt extinguishment was related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees. In June 30, 2024, loss on debt extinguishment was related to prepayment of our long-term debt.

Income Taxes

	Three Months Ended June 30,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$223	(1)%	$235	(1)%	$(12)	(5)%

The income tax provision for the three months ended June 30, 2025 and 2024 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, and cash and cash equivalents on our balance sheet. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.

We had cash and cash equivalents of $37.4 million as of June 30, 2025, which consisted primarily of bank deposits and money market accounts. As of June 30, 2025, our total outstanding Term Loan debt was $104.3 million and our revolving credit facility agreement with PNC Bank, National Association, as amended from time to time (the “PNC Credit Facility”) had an available borrowing base of $23.3 million, of which the entire amount was available to borrow at that date. As discussed in Note 13: Subsequent Events, the Company terminated the PNC Credit Facility on August 13, 2025.
We generated negative cash flows from operations of approximately $16.9 million and $1.9 million for the quarters ended June 30, 2025 and 2024, respectively, and generated net losses of approximately $17.2 million and $19.9 million for the quarters ended June 30, 2025 and 2024, respectively. We have funded operations through the sale of Common Stock, term debt borrowings and PNC Credit Facility borrowings described in Note 4: Debt.

On January 25, 2025, the Company entered into a SEPA, in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. As of June 30, 2025, the Company has issued approximately 7.5 million shares of Common Stock under the SEPA for net proceeds of approximately $82.8 million.

We are subject to various debt covenants under our credit agreements. Our failure to comply with our debt covenants could materially and adversely affect our financial condition and ability to service our obligations. As discussed in Note 1: Description of Business and Summary of Significant Accounting Policies—Going Concern, we believe we will be in violation of our net leverage ratio financial covenant as of the December 31, 2025 testing date and the violation will cause the Term Loan outstanding balance to become due as an event of default. As a result, we classified the Term Loan as a current liability in the accompanying consolidated balance sheets. Additionally, the we are evaluating strategies to restructure or refinance our debt, including potential covenant waivers. We may be unable to obtain additional funding. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(16,891)	$(1,896)
Investing activities	(1,192)	(1,620)
Financing activities	39,027	(4,798)
Effect of exchange rate changes	—	(3)
Net decrease in cash, cash equivalents and restricted cash	$20,944	$(8,317)

Cash Used In Operating Activities

Net cash used in operating activities was $16.9 million for the three months ended June 30, 2025. This use of cash was primarily attributed to lower earnings.

Net cash used in operating activities was $1.9 million for the three months ended June 30, 2024. This use of cash was primarily attributed to cash used in operations excluding changes in assets and liabilities of $16.3 million offset in part by cash provided by working capital changes.

Cash Used in Investing Activities

Net cash used in investing activities was $1.2 million in the three months ended June 30, 2025, which was attributable to capital expenditures.

Net cash used in investing activities was $1.6 million in the three months ended June 30, 2024, which was attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $39.0 million for the three months ended June 30, 2025, which was related primarily to borrowings on our Term Loan.

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

Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer have determined, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Manufacturing Inventory

The Company did not maintain effective internal controls related to manufacturing inventory. Specifically, controls to assess the accuracy of inventory held at third-party locations were not adequately executed.

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

Remediation Plan

The Company has implemented and is continuing to implement enhancements to address the identified material weaknesses. Actions include:
•Reviewing and updating relevant policies, procedures, and controls; this may include automation of certain controls within the ERP system where appropriate.
•Providing additional training to personnel responsible for executing and reviewing key controls.
•Enhancing efforts to assess risk and monitor the effectiveness of control design and operation over time.
•Engaging third-party specialists to assist the Company in assessing and establishing standalone selling price. While this has been completed, efforts are ongoing to increase automation in the calculation of standalone selling price.
•Engaging third-party specialists to help design and implement a control that reviews draft invoices above specified thresholds against customer purchase orders to assess the accuracy of the inputs in the sales order entry process prior to invoicing.

The Company is committed to maintaining a strong internal control environment and believes the remediation efforts will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sufficient period has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses will continue to exist.

Changes in Internal Control

Except for the ongoing remediation measures to address the material weaknesses, in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	1/27/25	3.1
3.2	Amended and Restated Bylaws, as amended through June 12, 2025	8-K	6/18/25	3.1
10.1#	Offer Letter dated April 9, 2025 by and between the Company and Lewis W. Moorehead				X
10.2#	Offer Letter dated April 10, 2025 by and between the Company and John A. Fichthorn				X
10.3#	Offer Letter dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	6/18/25	10.1
10.4#	Change of Control Agreement dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	6/18/25	10.2
10.5#	Letter Agreement dated March 28, 2025 by and between the Company and Kenneth P. Gianella	8-K	4/03/25	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

September 11, 2025	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

September 11, 2025	/s/ Laura A. Nash
(Date)	Laura A. Nash
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)