Form 10-Q/A
period 2025-06-30
QUANTUM CORP /DE/
filed 2025-09-23
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

N/A
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

Quantum Corporation
Form 10-Q/A
(Amendment No. 1)
For the Quarter Ended June 30, 2025

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Quantum Corporation (the “Company”) for the quarter ended June 30, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 11, 2025 (the “Original Filing”).
This Amendment is being filed to revise Part II “Item 6. Exhibits” to include Exhibits 10.6, 10.7 and 10.8, which were inadvertently omitted from the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibits 31.3 and 31.4, respectively, to this Amendment under Item 6, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. This Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished as part of this Quarterly Report are listed below. Notwithstanding any language to the contrary, exhibits 32.1 and 32.2 shall not be deemed to be filed as part of the Original Filing or this Amendment for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, except to the extent that the Company specifically incorporates it by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	1/27/25	3.1
3.2	Amended and Restated Bylaws, as amended through June 12, 2025	8-K	6/18/25	3.1
10.1#@	Offer Letter dated April 9, 2025 by and between the Company and Lewis W. Moorehead	10-Q	9/11/25	10.1
10.2#@	Offer Letter dated April 10, 2025 by and between the Company and John A. Fichthorn	10-Q	9/11/25	10.2
10.3#	Offer Letter dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	6/18/25	10.1
10.4#	Change of Control Agreement dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	6/18/25	10.2
10.5#	Letter Agreement dated March 28, 2025 by and between the Company and Kenneth P. Gianella	8-K	4/03/25	10.1
10.6
Thirteenth Amendment to Term Loan Credit and Security Agreement dated May 5, 2025, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent.
					X
10.7
Fourteenth Amendment to Term Loan Credit and Security Agreement dated June 12, 2025, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent.
					X
10.8*
Agency Resignation, Appointment and Assumption Agreement dated April 21, 2025, by and among the Company, Blue Torch Finance LLC, Alter Domus (US) LLC, the loan parties thereto, and the lenders party thereto.
					X
31.1@	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2@	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1@	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2@	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)
# Indicates management contract or compensatory plan or arrangement.

@ Filed or furnished with the Original Filing.

* Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

September 23, 2025	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

September 23, 2025	/s/ Laura A. Nash
(Date)	Laura A. Nash
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)