Form 10-Q
period 2025-09-30
QUANTUM CORP /DE/
filed 2025-11-13
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of the close of business on November 11, 2025, there were 13,721,291 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,670	$16,464
Restricted cash	659	139
Accounts receivable, net of allowance for credit losses of $151 and $99, respectively	43,934	52,502
Inventories	18,930	22,434
Prepaid expenses	4,524	2,738
Other current assets	7,416	8,529
Total current assets	90,133	102,806
Property and equipment, net	10,697	11,378
Goodwill	12,969	12,969
Intangible assets, net	—	281
Right-of-use assets	7,983	8,580
Other long-term assets	15,915	19,388
Total assets	$137,697	$155,402
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$24,193	$31,463
Accrued compensation	8,822	9,214
Deferred revenue, current portion	66,758	75,076
Accrued restructuring	855	786
Term debt	99,634	96,486
Revolving credit facility	—	26,600
Warrant liabilities	23,895	—
Other accrued liabilities	17,588	17,982
Total current liabilities	241,745	257,607
Deferred revenue, net of current portion	35,144	38,847
Operating lease liabilities	8,602	8,934
Other long-term liabilities	12,705	14,380
Total liabilities	298,196	319,768
Commitments and contingencies (Note 10)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 13,333 and 6,962 shares issued and outstanding	133	70
Additional paid-in capital	846,451	779,645
Accumulated deficit	(1,006,133)	(942,471)
Accumulated other comprehensive loss	(950)	(1,610)
Total stockholders’ deficit	(160,499)	(164,366)
Total liabilities and stockholders’ deficit	$137,697	$155,402
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$35,368	$39,278	$72,905	$81,931
Service and subscription	25,620	30,205	50,563	56,915
Royalty	1,727	2,363	3,534	5,265
Total revenue	62,715	71,846	127,002	144,111
Cost of revenue:
Product	28,748	29,774	59,493	62,330
Service and subscription	10,415	11,427	21,243	24,080
Total cost of revenue	39,163	41,201	80,736	86,410
Gross profit	23,552	30,645	46,266	57,701
Operating expenses:
Sales and marketing	11,819	13,578	24,474	26,873
General and administrative	11,006	13,977	24,576	35,042
Research and development	5,692	8,264	12,353	16,572
Restructuring charges	3,193	383	5,616	1,574
Total operating expenses	31,710	36,202	67,019	80,061
Loss from operations	(8,158)	(5,557)	(20,753)	(22,360)
Other income (expense), net	(185)	(1,334)	(616)	(1,375)
Interest expense	(6,227)	(6,131)	(12,743)	(9,921)
Change in fair value of warrant liabilities	1,525	3,550	1,525	5,216
Loss on debt extinguishment	(33,254)	(2,308)	(30,695)	(3,003)
Loss before income taxes	(46,299)	(11,780)	(63,282)	(31,443)
Income tax provision	157	370	380	605
Net loss	$(46,456)	$(12,150)	$(63,662)	$(32,048)

Net loss per share - basic and diluted	$(3.49)	$(2.54)	$(5.65)	$(6.69)
Weighted average shares - basic and diluted	13,322	4,792	11,266	4,792

Net loss	$(46,456)	$(12,150)	$(63,662)	$(32,048)
Foreign currency translation adjustments, net	(62)	659	660	801
Total comprehensive loss	$(46,518)	$(11,491)	$(63,002)	$(31,247)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(63,662)	$(32,048)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,857	3,347
Amortization of debt issuance costs	3,998	2,081
Non-cash lease expense	697	934
Gain (loss) on debt extinguishment	5,275	3,003
Provision for product and manufacturing inventories	3,633	1,167
Stock-based compensation	(205)	1,641
Paid-in-kind interest	3,579	1,844
Warrants issued in connection with debt amendments	25,420	—
Change in fair value of warrant liabilities	(1,525)	(5,216)
Other non-cash	1,936	851
Changes in assets and liabilities:
Accounts receivable, net	8,429	16,638
Inventories	(150)	(1,625)
Prepaid expenses	(1,786)	(1,446)
Operating lease liabilities	(587)	(500)
Accounts payable	(7,794)	5,253
Accrued compensation	(393)	(4,350)
Accrued restructuring charges	69	—
Deferred revenue	(12,021)	(12,452)
Other current assets	1,085	(780)
Other non-current assets	1,077	1,280
Other current liabilities	(241)	2,122
Other non-current liabilities	(1,180)	1,062
Net cash used in operating activities	(32,489)	(17,194)
Investing activities
Purchases of property and equipment	(1,606)	(3,228)
Net cash used in investing activities	(1,606)	(3,228)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	(6,317)	24,655
Repayments of long-term debt	(909)	(13,537)
Borrowings of credit facility	71,625	209,852
Repayments of credit facility	(98,682)	(209,445)
Proceeds from shares issued related to the SEPA, net	66,993	—
Proceeds from the issuance of common stock, net	81	—
Net cash provided by financing activities	32,791	11,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	(3)
Net change in cash, cash equivalents and restricted cash	(1,274)	(8,900)
Cash, cash equivalents and restricted cash at beginning of period	16,603	25,860
Cash, cash equivalents and restricted cash at end of period	$15,329	$16,960

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$14,670	$16,719
Restricted cash	659	241
Cash, cash equivalents and restricted cash at the end of period	$15,329	$16,960
Supplemental disclosure of cash flow information
Cash paid for interest	$4,591	$5,539
Cash paid for income taxes, net	$327	$1,304
Non-cash transactions
Purchases of property and equipment included in accounts payable	$117	$312
Right-of-use assets obtained in exchange for new lease liabilities	$9	$472
Paid-in-kind interest	$3,579	$1,844
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2024	4,792	$48	$708,952	$(847,278)	$(2,051)	$(140,329)
Net loss	—	—	—	(12,150)	—	(12,150)
Foreign currency translation adjustments, net	—	—	—	—	659	659
Stock-based compensation	—	—	716	—	—	716
Balance, September 30, 2024	4,792	$48	$709,668	$(859,428)	$(1,392)	$(151,104)

Balance, June 30, 2025	13,319	$133	$846,046	$(959,677)	$(888)	$(114,386)
Net loss	—	—	—	(46,456)	—	(46,456)
Foreign currency translation adjustments, net	—	—	—	—	(62)	(62)
Shares issued under employee incentive plans, net	14	—	81	—	—	81
Stock-based compensation	—	—	324	—	—	324
Balance, September 30, 2025	13,333	$133	$846,451	$(1,006,133)	$(950)	$(160,499)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(32,048)	—	(32,048)
Foreign currency translation adjustments, net	—	—	—	—	801	801
Stock-based compensation	—	—	1,641	—	—	1,641
Balance, September 30, 2024	4,792	$48	$709,668	$(859,428)	$(1,392)	$(151,104)

Balance, March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	—	—	(63,662)	—	(63,662)
Foreign currency translation adjustments, net	—	—	—	—	660	660
Shares issued under employee incentive plans	51	—	81	—	—	81
Shares issued related to the SEPA, (net of $2,700 issuance costs)	6,320	63	66,930	—	—	66,993
Stock-based compensation	—	—	(205)	—	—	(205)
Balance, September 30, 2025	13,333	$133	$846,451	$(1,006,133)	$(950)	$(160,499)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business

Quantum Corporation, together with its consolidated subsidiaries, stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-volatile memory express, to solid state drives, hard disk drives, tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers, direct marketing resellers, original equipment manufacturers and other suppliers to meet customers’ evolving needs.

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

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2025, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three and six months ended September 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of short-term variations.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is required to repay the Term Loan (as defined herein) on August 5, 2026. At the present time, the Company does not have sufficient cash to be able to make this repayment nor does the Company expect to generate sufficient cash through operating activities to make this repayment by August 5, 2026. On September 23, 2025, the Company entered into a transaction agreement with Dialectic (as further discussed herein) which laid out the terms to exchange Dialectic’s portion of the Term Loan for one or more convertible notes with a three year maturity. The issuance of the convertible note(s) is subject to stockholder approval. In the same agreement, the Company also agreed to use the proceeds from the Standby Equity Purchase Agreement (“SEPA”) to repay OC III Lenders for its portion of the Term Loan. However, there is no assurance that the issuance of the Convertible Note will be approved nor that we will be able to raise sufficient cash proceeds from the SEPA to repay the Term Loan. See Note 4: Debt for further information on our credit agreements.

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

Revision of Previously Issued Financial Statements for Immaterial Misstatements

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2025, the Company identified that certain previously disclosed errors—which resulted in a restatement of the financial statements for the three and nine months ended December 31, 2024, as filed in the Annual Report also affected the financial statements for the three and six months ended September 30, 2024.

The impact of these errors on the three and six months ended September 30, 2024 was evaluated in accordance with SEC Staff Accounting Bulletins No. 99 and 108 and was determined to be immaterial to the previously issued financial statements. Accordingly, the Company has revised, rather than restated, the comparative financial information for September 30, 2024 presented in this Quarterly Report on Form 10-Q.

The nature of the revisions is as follows:

•Service contract term – The Company identified inconsistencies in the contract term used to recognize service and subscription revenue under ASC 606. Revenue is required to be deferred and recognized ratably over the contractual term of the arrangement. Management reviewed and updated the revenue recognition periods to ensure consistent application for all relevant contracts invoiced during the fiscal year ended March 31, 2025. These adjustments have been reflected in the revenue calculations presented herein. See Note 12: Revision of Previously Issued Financial Statements for more information.

•Application of ASC 606 related to standalone selling price (“SSP”) – The Company determined that the standalone selling prices used during the fiscal year ended March 31, 2025 had not been appropriately updated. Accordingly, prior to March 31, 2025, the Company refreshed the SSPs for all performance obligations in bundled contracts, maximizing the use of observable inputs. This adjustment resulted in changes to the allocation of transaction price and corresponding revenue recognition.

For further discussion of the restatement of the financial statements for the three and nine months ended December 31, 2024, refer to the Annual Report.

Reclassifications

Certain prior-period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on total cash flows.

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

Accounting Pronouncement Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which required greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 was adopted beginning April 1, 2025, with no material impact.

Recent Accounting Pronouncement Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year beginning April 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). ASU 2025-06 eliminates references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for us beginning January 1, 2028, with early adoption permitted. The Company is currently assessing the potential impact that ASU 2025-06 will have on its financial statements disclosures.

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s receivables and contract liabilities and certain information related to this balance as of September 30, 2025, March 31, 2025 and March 31, 2024 (in thousands):

	September 30, 2025	March 31, 2025	March 31, 2024
Accounts receivable	$43,934	$52,502	$67,788
Deferred revenue	$101,902	$113,923	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$48,123	$74,048	$76,304

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) representing contracted but not recognized revenue was $130.3 million as of September 30, 2025. RPO consists of both deferred revenue and uninvoiced, non-cancelable contracts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties.

RPO consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2025	$92,504	$37,803	$130,307

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Manufacturing Inventories

	September 30, 2025	March 31, 2025
Finished goods	$6,987	$10,471
Work in progress	1,517	380
Raw materials	9,488	9,485
Total manufacturing inventories	$17,992	$20,336

Service Parts Inventories

	September 30, 2025	March 31, 2025
Finished goods	$476	$1,189
Component parts	462	909
Total service parts inventories	$938	$2,098

Intangibles, net

	September 30, 2025			March 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$4,398	$(4,398)	$—	$4,398	$(4,117)	$281
Intangible assets, net	$4,398	$(4,398)	$—	$4,398	$(4,117)	$281

Intangible assets amortization expense was $0.1 million and $0.5 million, and $0.3 million and $0.9 million for the three and six months ended September 30, 2025 and 2024, respectively. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations.

Goodwill

As of September 30, 2025 and March 31, 2025, goodwill was approximately $13.0 million. There were no impairments to goodwill as of September 30, 2025 and March 31, 2025.

Other Long-Term Assets
	September 30, 2025	March 31, 2025
Capitalized SaaS implementation costs for internal use, net	$12,972	$13,910
Capitalized debt costs	—	2,871
Contract cost asset	1,068	1,144
Other	1,875	1,463
Total other long-term assets	$15,915	$19,388

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Term Loan	$106,086	$102,507
PNC Credit Facility	—	26,600
Less: current portion	(99,634)	(123,086)
Less: unamortized debt issuance costs (1)	(6,452)	(6,021)
Long-term debt, net	$—	$—

(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets.
On August 5, 2021, the Company entered into a Term Loan Credit and Security Agreement (the “Term Loan Credit Agreement”), pursuant to which a senior secured term loan was issued (the “2021 Term Loan”), maturing on August 5, 2026. The Company also entered into an Amended and Restated Revolving Credit and Security Agreement on December 27, 2018 (the “PNC Credit Facility” and, together with the Term Loan Credit Agreement, the “Credit Agreements”), which, per its terms, was maturing on August 5, 2026 and provided for borrowings up to a maximum principal amount of the lesser of: (a) $40.0 million or (b) the amount of the borrowing base, as defined in the PNC Credit Facility agreement.

On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional term loan borrowings (the “2023 Term Loan” and, together with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the term of the loan. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 0.06 million shares (the “June 2023 Warrants”) of the Common Stock, at an exercise price of $20.00 per share.

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

On August 13, 2024, the Company entered into amendments to the Credit Agreements (the “August 2024 Amendments”) which, among other things, (i) waived compliance with the June 30, 2024 net leverage ratio financial covenant; (ii) waived any non-compliance with the minimum liquidity financial covenant through the date of the amendments; (iii) removed the fixed charges coverage ratio financial covenant until the fiscal quarter ended September 30, 2025; (iv) waived the testing requirement for the net leverage ratio financial covenant for the fiscal quarter ended September 30, 2024; (v) replaced the net leverage ratio financial covenant with a minimum EBITDA financial covenant for the fiscal quarters ended December 31, 2024 and March 31, 2025; (vi) reset the net leverage ratio financial covenant requirements for the fiscal quarters ended June 30, 2025 and September 30, 2025; (vii) reduced the minimum liquidity covenant to $10 million through September 30, 2025; (viii) adjusted the applicable interest rates on the Term Loan and PNC Credit Facility; (ix) removed required 2021 Term Loan principal amortization until the fiscal quarter ended September 30, 2025; and (x) repriced certain lender warrants.

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

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,310 shares of the Common Stock, at an exercise price of $6.20 per share (the “August 2024 Warrants”) and which had a fair value of $2.0 million.

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

On April 2, 2025, the Company consented to an assignment (the “Master Assignment Agreement”) of the 2021 Term Loan and 2024 Term Loans. One of the lenders sold and assigned all of its interests to Dialectic. The Master Assignment Agreement was accounted for as a debt extinguishment. The Company recorded a gain on debt extinguishment of $2.4 million related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees related to the previous lender. The $0.4 million in new lender fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

On May 5, 2025, the Company entered into an amendment (the “May 2025 Term Loan Amendment”) to the Term Loan. The May 2025 Term Loan Amendment, among other things, revised the prepayment requirements under the Credit Agreement in connection with the net cash proceeds received from the SEPA. The May 2025 Term Loan Amendment was accounted for as a modification and the $0.1 million in lender amendment fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

On August 13, 2025, the Company terminated its PNC Credit Facility. As of the date of termination, there were no amounts outstanding under the facility. In connection with the termination, the Company paid an exit fee of $1.2 million, which was recorded within Loss on Debt Extinguishment on the condensed consolidated statement of operations and comprehensive loss.

On August 13, 2025, the Company obtained waivers to certain covenants including the net leverage covenant under the Term Loan Credit Agreement for the quarter ended June 30, 2025. Additionally, the requirement to use certain proceeds of the SEPA to pay down the Term Loan was waived.

On September 23, 2025, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with the lenders under its Credit Agreement. Pursuant to this agreement, the Company agreed will issue to Dialectic Technology SPV LLC (“Dialectic”), on a dollar-for-dollar basis, one or more senior secured convertible notes (the “Convertible Note”) in exchange for the amounts then outstanding under the term loans held by Dialectic (the “Debt Exchange”). The closing of the Debt Exchange is subject to customary conditions, including approval by the Company’s stockholders. As of September 30, 2025, such approval has not been obtained, and the Debt Exchange had not occurred. As of September 30, 2025, total Term Loans outstanding to Dialectic was $52.6 million.

On September 23, 2025, the Company also entered into the Fifteenth Amendment to the Term Loan Credit Agreement (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) permits the Company to retain up to $15.0 million of net cash proceeds from the SEPA received on or after the date of the Fifteenth Amendment for working capital and general corporate purposes, (ii) converts certain tranches of term loans held by the OC III Lenders into new and separate tranches, (iii) defers payment of cash interest on term loans held by Dialectic accruing during the quarters ending September 30, 2025 and December 31, 2025, until the earliest of (a) the date the Company elects to pay such deferred cash interest, (b) the maturity of such term loans, or (c) the date the Debt Exchange occurs, at which point such deferred interest will be subject to the terms of the Convertible Note indenture, and increases the interest rate applicable to such term loans by 2.00% during the period that such cash interest is being deferred, (iv) eliminates the existing maximum total net leverage ratio covenant and minimum daily liquidity covenant (noting that, following the Debt Exchange, the Convertible Notes will be subject to a minimum liquidity covenant), and (v) amends certain other provisions, including mandatory prepayment events, payment of fees and expenses, and reporting requirements.

In connection with the Fifteenth Amendment, the Company issued warrants to Dialectic to purchase up to 2,653,308 shares of Common Stock, representing 19.9% of the Company’s outstanding shares as of the Transaction Agreement date (the “Forbearance Warrant”) as consideration for the forbearance, waivers, and amendments granted under the Fifteenth Amendment.

The Fifteenth Amendment to the Term Loans held by Dialectic was accounted for as an extinguishment under ASC 470-50, resulting in the recognition of a new debt instrument, the derecognition of the original term loans, and a loss on extinguishment of $33.3 and $30.7 million, which is included in loss on debt extinguishment for the three and six months ended September 30, 2025. The fair value of the Forbearance Warrant was treated as a lender fee and included in the extinguishment loss calculation. The Fifteenth Amendment to the Term Loans held by OC III Lenders was accounted for as a modification.

Related Party Transaction

The Term Loan and Forbearance Warrant with Dialectic constitute related party transactions, as John Fichthorn, a member of the Company's Board of Directors, is also Managing Partner of Dialectic Capital Management, the investment advisor to Dialectic. The principal on the Term Loan totaled $52.6 million as of September 30, 2025,and is payable at maturity. The Forbearance Warrant allows Dialectic to purchase up to 2,653,308 shares, with a fair value of $23.9 million as of that date.

Forbearance Warrant

The Forbearance Warrant, issued on September 23, 2025, has an exercise price of $8.81 per share, representing 80% of the seven-day volume-weighted average price as of September 22, 2025, and is exercisable until the seventh anniversary of its issuance. It includes a put right that allows the holder to require the Company to repurchase the unexercised portion for cash after the fifth anniversary, or earlier upon a change of control or liquidation. The repurchase price equals the holder’s pro rata share of the original issue value of $20 million, adjusted for any exercised portion.

The Forbearance Warrant is classified as a liability under ASC 480, as it may require cash settlement and meets the definition of a derivative. It is initially measured at fair value, with subsequent changes recognized in the condensed consolidated statement of operations under “Change in fair value of warrant liabilities.” See Note 5: Fair Value of Financial Instruments for more information.

Standby Equity Purchase Agreement

On January 25, 2025, the Company entered into the SEPA, in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA.

As of September 30, 2025, the Company has issued approximately 7.5 million shares of Common Stock under the SEPA for net proceeds of approximately $82.8 million, of which 6.3 million shares of Common Stock for net proceeds of approximately $66.3 million were issued in the six months ended September 30, 2025. No shares were issued in the three months ended September 30, 2025.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets measured and recorded at fair value on a recurring basis may consist of money market funds, which are included in cash and cash equivalents in the condensed consolidated balance sheets. These instruments are valued using quoted market prices in active markets (Level 1 fair value measurements) at the respective balance sheet dates.
No impairment charges were recognized for non-financial assets for the three and six months ended September 30, 2025 and 2024. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Long-Term Debt
The Company’s financial liabilities were comprised primarily of long-term debt as of September 30, 2025. The carrying amounts of the Company’s debt instruments are recorded at amortized cost. The fair value of the Company’s long-term debt is disclosed for informational purposes only and is not recognized in the condensed consolidated balance sheets.

The fair value of the Company’s debt was estimated using a discounted cash flow approach based on the Company’s current borrowing rates for similar types of debt instruments, adjusted for credit and nonperformance risk. The Company uses significant other observable market data and assumptions (Level 2 inputs, as defined in ASC 820, Fair Value Measurement) that it believes market participants would use in pricing such debt.

The carrying value and estimated fair value of the Company’s long-term debt were as follows (in thousands):

	September 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$106,086	$99,135	$102,507	$91,576
PNC Credit Facility	—	—	26,600	24,755

Warrants
On September 23, 2025, the Company established the initial fair value for the Forbearance Warrant issued to Dialectic in connection with the Fifteenth Amendment. The fair value was subsequently remeasured as of September 30, 2025, and the resulting change in fair value was recognized in the condensed consolidated statement of operations under “Change in fair value of warrant liabilities.”

The Forbearance Warrant was valued using a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model (“PWERM”). This model incorporates various assumptions, including the Company’s Common Stock price, expected volatility, risk-free interest rate, and the remaining contractual term of the warrant.

Because the valuation relies on significant unobservable inputs, the fair value of the Forbearance Warrant is classified as Level 3 within the fair value hierarchy.

The following table summarizes the key assumptions used in estimating the fair value of the Forbearance Warrant at issuance and at September 30, 2025:

	September 30, 2025	September 23, 2025
Discount period (years)	6.98 years	7.0 years
Risk-free interest rate	3.57% - 3.89%	3.52% - 3.83%
Stock price volatility	98.00%	98.00%
Stock price at valuation date	$9.92	$10.69
Probability[1]	35% - 15% - 50%	35% - 15% - 50%
Fair value (in thousands)	$23,895	$25,420
(1) Scenario probability as of issuance was based on timing expectations of management that a liquidation event occurring was estimated at 35%; a fundamental transaction occurring was estimated at 15%; and none of the previous events was estimated at 50%.

The table below sets forth a summary of changes in the fair value of the Company’s warrant liabilities for the period ended September 30, 2025:

Balance at June 30, 2025	$—
Issuance of warrants	25,420
Change in fair value of warrant liabilities	(1,525)
Balance at September 30, 2025	$23,895

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	September 30, 2025	March 31, 2025
Operating lease right-of-use asset	$7,983	$8,580

Operating lease liability within other accrued liabilities	$702	$856
Operating lease liability, net	8,602	8,934
Total operating lease liabilities	$9,304	$9,790

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$472	$779	$1,141	$1,491
Variable lease cost	36	82	75	152
Total lease cost	$508	$861	$1,216	$1,643

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2026	$1,099
2027	1,852
2028	1,625
2029	1,247
2030	1,244
Thereafter	10,855
Total lease payments	17,922
Less: imputed interest	(8,618)
Present value of lease liabilities	$9,304

Lease Term and Discount Rate	September 30, 2025	March 31, 2025
Weighted average remaining operating lease term (years)	10.21	10.19
Weighted average discount rate for operating leases	12.6%	12.59%

Operating cash outflows related to operating leases each totaled $1.1 million and $1.4 million for the six months ended September 30, 2025 and 2024, respectively.

NOTE 7: RESTRUCTURING CHARGES
During the quarters ended September 30, 2025 and 2024, the Company had certain approved restructuring plans to improve operational efficiencies and rationalize its cost structure. During the quarter ended September 30, 2025, the Company recognized $3.2 million of restructuring charges primarily related to employee severance and other termination benefits. These charges are presented within restructuring charges in the Condensed Consolidated Statements of Operations. The Company expects to recognize additional restructuring charges in future periods, primarily related to severance and termination benefits, and is expected to be substantially complete by the end of the fourth quarter of fiscal year 2026, which is subject to change.
The following tables present the activity and the estimated timing of future payouts for accrued restructuring included in other current liabilities in the condensed consolidated balance sheets (in thousands):

Severance and Benefits
Balance as of March 31, 2024	$—
Restructuring charges	1,571
Cash payments	(1,511)
Other non-cash	(2)
Balance as of September 30, 2024	$58

Balance as of March 31, 2025	$786
Restructuring charges	5,616
Cash payments	(5,599)
Other non-cash	52
Balance as of September 30, 2025	$855

During the three and six months ended September 30, 2025, the Company recognized approximately $0.2 million and $0.3 million in forfeitures of unvested restricted stock units (“RSUs”) in connection with workforce reductions and employee departures.

NOTE 8: NET LOSS PER SHARE
The Company has performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan, as amended and restated on July 25, 2023 (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued a warrant to purchase shares of Common Stock.

The dilutive impact related to shares of Common Stock from incentive plans and the outstanding warrant is determined by applying the treasury stock method to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to shares of Common Stock from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method. In periods of a net loss, all potentially dilutive weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.
The following weighted-average outstanding shares of Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Stock Awards	104	11	91	24

The Company had outstanding market based restricted stock units as of September 30, 2025 that were eligible to vest into shares of the Common Stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 34,201 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of September 30, 2025.

NOTE 9: INCOME TAXES
The effective tax rate for the three months and six months ended September 30, 2025 and 2024 was (0.4)% and (0.6)%, as compared to (2.3)% and (1.6)% respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of September 30, 2025, including interest and penalties, the Company had $83.6 million of unrecognized tax benefits, $74.4 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2025, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2025, $76.0 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.6 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $5.3 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $5.2 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operation is estimated to be $0.1 million.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. While there is no material impact to the Company's condensed consolidated financial statements for the quarter ended September 30, 2025, the Company is assessing its impact on the consolidated financial statements that would take effect beginning in the period in which the OBBBA was signed into law.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2025, the Company had issued non-cancelable commitments for $45.0 million to purchase inventory from its contract manufacturers and suppliers.

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

On October 28, 2025, a shareholder derivative complaint was filed in the United States District Court for the District of Colorado. The complaint was filed by Brent Cullison derivatively on behalf of Quantum Corporation against James J. Lerner, Kenneth P. Gianella, Laura Nash, Don Jaworski, John Fichthorn, Hugues Meyrath, John R. Tracy, Emily White, James C. Clancy, and Tony J. Blevins. The complaint substantially repeats the allegations of the shareholder litigation described above and alleges related breaches of fiduciary duties and other causes of action. The complaint seeks recovery of damages sustained by Quantum arising from the allegations, as well as fees and costs incurred.

Another shareholder derivative complaint was filed in the same court on November 4, 2025. That complaint names Felicia Marti on behalf of Quantum Corporation as the plaintiff, with James J. Lerner, Kenneth P. Gianella, Laura Nash, John Fichthorn, Donald J. Jaworski, Hugues Meyrath, John R. Tracy, and Emily White named as defendants. The complaint substantially repeats the allegations of the Cullison derivative litigation and seeks relief of recovery of damages sustained by Quantum arising from the allegations, certain corporate governance reforms, and fees and costs incurred.

At this time, Quantum is not able to determine whether the derivative lawsuits would have any material impact on our business, operating results, or financial condition.

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
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net loss include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation, depreciation and amortization and fair value adjustments on warrant liabilities.

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the CODM evaluates its financial performance (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Americas[1]
Product revenue	$20,937		$21,845		$43,689		$46,424
Service and subscription	14,988		16,680		29,347		31,389
Total revenue	35,925	57%	38,525	54%	73,036	57%	77,813	54%

EMEA
Product revenue	10,849		12,455		20,832		25,974
Service and subscription	8,423		11,299		16,905		20,701
Total revenue	19,272	31%	23,754	33%	37,737	30%	46,675	32%

APAC
Product revenue	3,582		4,978		8,384		9,533
Service and subscription	2,209		2,226		4,311		4,825
Total revenue	5,791	9%	7,204	10%	12,695	10%	14,358	10%

Consolidated
Product revenue	35,368		39,278		72,905		81,931
Service and subscription	25,620		30,205		50,563		56,915
Royalty[2]	1,727	3%	2,363	3%	3,534	3%	5,265	4%
Total revenue	$62,715	100%	$71,846	100%	$127,002	100%	$144,111	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Primary storage systems	$10,968	17%	$12,204	17%	$23,497	18%	$29,798	21%
Secondary storage systems	19,778	32%	23,333	33%	38,285	30%	39,744	27%
Device and media	7,550	12%	7,827	11%	17,492	14%	17,428	12%
Service	22,692	36%	26,119	36%	44,194	35%	51,876	36%
Royalty	1,727	3%	2,363	3%	3,534	3%	5,265	4%
Total revenue[1]	$62,715	100%	$71,846	100%	$127,002	100%	$144,111	100%

1 Subscription revenue of $6.4 million and $5.0 million was allocated to primary and secondary storage systems for the three months ended September 30, 2025 and 2024, respectively. Subscription revenue of $2.9 million and $4.1 million was allocated to primary and secondary storage systems for the six months ended September 30, 2025 and 2024, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows: (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$62,715	$71,846	$127,002	$144,111
Total cost of revenue	39,163	41,201	80,736	86,410
Gross profit	23,552	30,645	46,266	57,701
Gross margin	37.6%	42.7%	36.4%	40.0%
Operating expenses
Salaries & fringe[1]	16,731	21,244	34,733	42,667
Outside services[2]	4,763	7,690	12,439	20,884
Infrastructure[3]	2,330	2,882	4,852	5,790
Operational costs[4]	2,060	2,440	4,392	4,796
Restructuring	3,193	383	5,616	1,574
Other[5]	2,633	1,563	4,987	4,350
Total operating expenses	31,710	36,202	67,019	80,061
Loss from operations	(8,158)	(5,557)	(20,753)	(22,360)
Other income (expense), net	(185)	(1,334)	(616)	(1,375)
Interest expense	(6,227)	(6,131)	(12,743)	(9,921)
Change in fair value of warrant liabilities	1,525	3,550	1,525	5,216
Loss on debt extinguishment	(33,254)	(2,308)	(30,695)	(3,003)
Loss before income taxes	(46,299)	(11,780)	(63,282)	(31,443)
Income tax provision	157	370	380	605
Net loss	$(46,456)	$(12,150)	$(63,662)	$(32,048)
1 Salaries & fringe includes spend on contractors.
2 Outside services includes contractor, recruiting and legal expenses.
3 Infrastructure includes property related expenses, including fixed and variable lease expense, telecommunications and depreciation.
4 Operational costs include dues and subscriptions, computer expenses, office supplies and other miscellaneous items.
5 Other segment items includes travel related spend, marketing expense, taxes, fees and other miscellaneous items.

NOTE 12: REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2024 have been revised.

The nature of the revisions is as follows:

a.Service contract term - The Company identified that there were inconsistencies in the period used to recognize service and subscription revenue, which is deferred under Topic 606 and recognized ratably over the contractual term of the contract. The Company’s management reviewed and updated the periods over which revenue was being recognized to ensure consistent application for all service contracts invoiced in the fiscal year ended March 31, 2025, and the results have been applied to revenue.

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

The following tables present the impact of the revisions to the unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2024 (in thousands, unaudited):

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2024
	As previously reported	Revisions	Reference	As revised
Liabilities and Stockholders’ Deficit
Deferred revenue, current portion	$69,369	$(3,868)	a, b	$65,501
Total current liabilities	134,601	(3,868)		130,733
Deferred revenue, net of current portion	37,164	1,569	a, b	38,733
Total liabilities	316,549	(2,299)		314,250
Stockholders' deficit
Accumulated deficit	(861,727)	2,299	a, b	(859,428)
Total stockholders’ deficit	(153,403)	2,299		(151,104)
Total liabilities and stockholders’ deficit	$163,146	$—		$163,146

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2024				Six Months Ended September 30, 2024
	As previously reported	Revisions	Reference	As revised	As previously reported	Revisions	Reference	As revised
Revenue:
Product	$36,785	$2,493	b	$39,278	$77,779	$4,152	b	$81,931
Service and subscription	31,321	(1,116)	a, b	30,205	58,768	(1,853)	a, b	56,915
Gross profit	29,268	1,377		30,645	55,402	2,299		57,701
Gain (loss) from operations	(6,934)	1,377		(5,557)	(24,659)	2,299		(22,360)
Net gain (loss) before income taxes	(13,157)	1,377		(11,780)	(33,742)	2,299		(31,443)
Net loss	$(13,527)	$1,377		$(12,150)	$(34,347)	$2,299		$(32,048)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2024
	As previously reported	Revisions	Reference	As revised
Operating activities
Net loss	$(34,347)	$2,299	a, b	$(32,048)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred revenue	(10,153)	(2,299)	a, b	(12,452)
Net cash used in operating activities	$(17,194)	$—		$(17,194)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, June 30, 2024, as revised	4,792	$48	$708,952	$(847,278)	$(2,051)	$(140,329)
Net loss	—	—	—	(12,150)	—	(12,150)
Foreign currency translation adjustments, net	—	—	—	—	659	659
Stock-based compensation	—	—	716	—	—	716
Balance, September 30, 2024, as revised	4,792	$48	$709,668	$(859,428)	$(1,392)	$(151,104)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(32,048)	—	(32,048)
Foreign currency translation adjustments, net	—	—	—	—	801	801
Stock-based compensation	—	—	1,641	—	—	1,641
Balance, September 30, 2024, as revised	4,792	$48	$709,668	$(859,428)	$(1,392)	$(151,104)

NOTE 13: SUBSEQUENT EVENTS
During the period from October 1, 2025 through November 10, 2025, the Company issued approximately 0.3 million shares of Common Stock under the SEPA for net proceeds of approximately $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for quarters and six months ended September 30, 2025 and September 30, 2024, and should be read together with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). In particular, the risk factors contained in Part I, Item 1A of the Annual Report under the heading “Risk Factors” may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters and six months ended September 30, 2024 and September 30, 2023, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 14, 2024, and incorporated herein by reference. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2025" refers to the fiscal year ended March 31, 2025.

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

Macroeconomic Conditions

We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including the impact of changing interest rates, inflation, tariffs, lingering supply chain challenges, and fluctuation in the U.S. dollar. During the quarter we continued to experience longer sales cycle for opportunities with our enterprise as well as commercial customers.

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$62,715	$71,846	$127,002	$144,111
Total cost of revenue (1)	39,163	41,201	80,736	86,410
Gross profit	23,552	30,645	46,266	57,701

Operating expenses
Sales and marketing (1)	11,819	13,578	24,474	26,873
General and administrative (1)	11,006	13,977	24,576	35,042
Research and development (1)	5,692	8,264	12,353	16,572
Restructuring charges (1)	3,193	383	5,616	1,574
Total operating expenses	31,710	36,202	67,019	80,061
Loss from operations	(8,158)	(5,557)	(20,753)	(22,360)
Other income (expense), net	(185)	(1,334)	(616)	(1,375)
Interest expense	(6,227)	(6,131)	(12,743)	(9,921)
Change in fair value of warrant liabilities	1,525	3,550	1,525	5,216
Loss on debt extinguishment	(33,254)	(2,308)	(30,695)	(3,003)
Loss before income taxes	(46,299)	(11,780)	(63,282)	(31,443)
Income tax provision	157	370	380	605
Net loss	$(46,456)	$(12,150)	$(63,662)	$(32,048)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$41	$76	$(567)	$266
Research and development	19	161	87	349
Sales and marketing	(82)	85	(6)	173
General and administrative	346	394	281	853
Total	$324	$716	$(205)	$1,641

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$35,368	56%	$39,278	55%	$(3,910)	(10)%
Service and subscription	25,620	41%	30,205	42%	(4,585)	(15)%
Royalty	1,727	3%	2,363	3%	(636)	(27)%
Total revenue	$62,715	100%	$71,846	100%	$(9,131)	(13)%
Product Revenue
In the three months ended September 30, 2025, product revenue decreased $3.9 million, or 10%, as compared to the same period in fiscal 2025. The primary driver of the decrease was due to large orders in the prior period across secondary and primary storage.

Service and Subscription Revenue
Service and subscription revenue decreased $4.6 million, or 15%, in the three months ended September 30, 2025 compared to the same period in fiscal 2025. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $0.6 million, or 27%, in the three months ended September 30, 2025 compared to the same period in fiscal 2025 due to both lower market volume and a mix weighted towards linear-tape-open (“LTO”) types with lower royalty rates.

Gross Profit and Margin

	Three Months Ended September 30,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$6,620	18.7%	$9,504	24.2%	$(2,884)	(550)
Service and subscription	15,205	59.3%	18,778	62.2%	(3,573)	(290)
Royalty	1,727	100.0%	2,363	100.0%	(636)	—
Gross profit	$23,552	37.6%	$30,645	42.7%	$(7,093)	(510)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased by $2.9 million, or by 550 basis points, for the three months ended September 30, 2025, as compared with the same period in fiscal 2025. This decrease was primarily due to an inventory provision accrued for certain end-of-life products, as well as an overall mix weighted towards lower margin products.
Service and Subscription Gross Margin
Service and subscription gross margins decreased 290 basis points for the three months ended September 30, 2025, as compared with the same period in fiscal 2025. This decrease was primarily driven by reduced revenue as many long-lived products reach their end-of-service life. To mitigate these declines, costs of service has been reduced across the organization, including logistics, repair, and labor.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$11,819	19%	$13,578	19%	$(1,759)	(13)%
General and administrative	11,006	18%	13,977	19%	(2,971)	(21)%
Research and development	5,692	9%	8,264	12%	(2,572)	(31)%
Restructuring charges	3,193	5%	383	1%	2,810	734%
Total operating expenses	$31,710	51%	$36,202	50%	$(4,492)	(12)%
In the three months ended September 30, 2025, sales and marketing expenses decreased $1.8 million, or 13%, as compared with the same period in fiscal 2025. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the three months ended September 30, 2025, general and administrative expenses decreased $3.0 million, or 21%, as compared with the same period in fiscal 2025. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.

In the three months ended September 30, 2025, research and development expenses decreased $2.6 million, or 31%, as compared with the same period in fiscal 2025. This decrease was the result of efficiencies realized through improved organization design, including the consolidation of common functions and increased weighting of resources in lower-cost regions.
In the three months ended September 30, 2025, restructuring expenses increased $2.8 million, or 734% as compared with the same period in fiscal 2025. This increase in restructuring expenses primarily involves workforce reductions and related severance and termination benefits.These actions are part of management’s ongoing efforts to align the Company’s organizational structure and resources with its strategic priorities and to streamline operations across business units.
The Company expects these initiatives to result in future cost savings and productivity improvements beginning in fiscal 2026. The restructuring activities are expected to be substantially completed by the end of the fourth quarter of fiscal year 2026; however, the timing and total amount of charges are subject to change as implementation progresses.

Other Income (Expense), net

	Three Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense),net	$(185)	0%	$(1,334)	(2)%	$1,149	86%
The change in other income (expense), net during the three months ended September 30, 2025 compared with the same period in fiscal 2025 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2025.

Interest Expense

	Three Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(6,227)	(10)%	$(6,131)	(9)%	$(96)	2%
In the three months ended September 30, 2025, interest expense increased $0.1 million, or 2%, as compared with the same period in fiscal 2025 due to a higher effective interest rate on our Term Loan.

Warrant Liabilities

	Three Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$1,525	2%	$3,550	6%	$(2,025)	(57)%

In the three months ended September 30, 2025, we recorded a non-cash gain of $1.5 million related to the change in fair value of our Forbearance Warrant liabilities. In the three months ended September 30, 2024, we recorded a non-cash gain of $3.6 million.

Loss on Debt Extinguishment

	Three Months Ended June 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(33,254)	(48)%	$(2,308)	(3)%	$(30,946)	1,341%

In September 30, 2025, loss on debt extinguishment was related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees. In September 30, 2024, loss on debt extinguishment was related to prepayment of our long-term debt.

Income Taxes

	Three Months Ended September 30,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$157	—%	$370	(3)%	$(213)	(58)%
The income tax provision for the three months ended September 30, 2025 and 2024 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which includes various tax law changes effective beginning in 2025; while the Act had no material impact on the Company’s third-quarter 2025 results, the Company is evaluating its future effects.

Comparison of the Six Months Ended September 30, 2025 and 2024

Revenue

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$72,905	57%	$81,931	57%	$(9,026)	(11)%
Service and subscription	50,563	40%	56,915	39%	(6,352)	(11)%
Royalty	3,534	3%	5,265	4%	(1,731)	(33)%
Total revenue	$127,002	100%	$144,111	100%	$(17,109)	(12)%
Product Revenue
In the six months ended September 30, 2025, product revenue decreased $$9.0 million, or 11%, as compared to the same period in fiscal 2025. The primary driver of the decrease was in Primary storage systems with a large video surveillance order in the prior period.
Service and Subscription Revenue
Service and subscription revenue decreased $6.4 million, or 11%, in the six months ended September 30, 2025 compared to the same period in fiscal 2025. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a decrease of $1.7 million, or 33%, in the six months ended September 30, 2025 compared to the same period in fiscal 2025 due to both lower market volume and a mix weighted towards LTO types with lower royalty rates.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$13,412	18.7%	$19,601	24.2%	$(6,189)	(550)
Service and subscription	29,320	59.3%	32,835	62.2%	(3,515)	(290)
Royalty	3,534	100.0%	5,265	100.0%	(1,731)	—
Gross profit	$46,266	37.6%	$57,701	42.7%	$(11,435)	(510)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased by $6.2 million, or by 550 basis points, for the six months ended September 30, 2025, as compared with the same period in fiscal 2025. This decrease was primarily due to an inventory provision accrued for certain end-of-life products, as well as supply chain logistics costs including import tariffs.
Service and Subscription Gross Margin
Service and subscription gross margins decreased (290) basis points for the six months ended September 30, 2025, as compared with the same period in fiscal 2025. This decrease was primarily driven by reduced revenue as many long-lived products reach their end-of-service life. To mitigate these declines, costs of service has been reduced across the organization, including logistics, repair, and labor.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$24,474	39%	$26,873	37%	$(2,399)	(9)%
General and administrative	24,576	39%	35,042	49%	(10,466)	(30)%
Research and development	12,353	20%	16,572	23%	(4,219)	(25)%
Restructuring charges	5,616	9%	1,574	2%	4,042	257%
Total operating expenses	$67,019	107%	$80,061	111%	$(13,042)	(16)%
In the six months ended September 30, 2025, sales and marketing expenses decreased $2.4 million, or 9%, as compared with the same period in fiscal 2025. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the six months ended September 30, 2025, general and administrative expenses decreased $10.5 million, or 30%, as compared with the same period in fiscal 2025. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.
In the six months ended September 30, 2025, research and development expenses decreased $4.2 million, or 25%, as compared with the same period in fiscal 2025. This decrease was the result of efficiencies realized through improved organization design, including the consolidation of common functions and increased weighting of resources in lower-cost regions.
In the six months ended September 30, 2025, restructuring expenses increased $4.0 million, or 257% as compared with the same period in fiscal 2025. The increase was the result of significant changes in management structure, and overall consolidation of resources designed to improve operational efficiencies and rationalize its cost structure. These actions are part of management’s ongoing efforts to align the Company’s organizational structure and resources with its strategic priorities and to streamline operations across business units. The restructuring plan primarily involves workforce reductions and related severance and termination benefits.

The Company expects these initiatives to result in future cost savings and productivity improvements beginning in fiscal 2026. The restructuring activities are expected to be substantially completed by the end of the fourth quarter of fiscal year 2026; however, the timing and total amount of charges are subject to change as implementation progresses.

Other Income (Expense), net

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense), net	$(616)	(1)%	$(1,375)	(2)%	$759	55%
The change in other income (expense), net during the six months ended September 30, 2025 compared with the same period in fiscal 2025 was related primarily to fluctuations in foreign currency exchange rates during the three months ended September 30, 2025.

Interest Expense

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(12,743)	(10)%	$(9,921)	(7)%	$(2,822)	28%
In the six months ended September 30, 2025, interest expense increased $0.1 million, or 2%, as compared with the same period in fiscal 2025 due to a higher effective interest rate on our Term Loan.

Warrant Liabilities

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$1,525	1%	$5,216	4%	$(3,691)	(71)%

In the six months ended September 30, 2025, we recorded a non-cash gain of $1.5 million related to the change in fair value of our Forebearance Warrant liabilities. In the six months ended September 30, 2024, we recorded a non-cash gain of $5.2 million.

Loss on Debt Extinguishment

	Six Months Ended September 30,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(30,695)	(24)%	$(3,003)	(2)%	$(27,692)	922%

In September 30, 2025, loss on debt extinguishment was related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees. In September 30, 2024, loss on debt extinguishment was related to prepayment of our long-term debt.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$380	—%	$605	(3)%	$(225)	(37)%

The income tax provision for the six months ended September 30, 2025 and 2024 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA), which includes various tax law changes effective beginning in 2025; while the Act had no material impact on the Company’s third-quarter 2025 results, the Company is evaluating its future effects.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, and cash and cash equivalents on our balance sheet. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our ability to raise additional capital, research and development plans and capital asset needs.

We had cash and cash equivalents of $14.7 million as of September 30, 2025, which consisted primarily of bank deposits and money market accounts. As of September 30, 2025, our total outstanding Term Loan debt was $106.1 million.
We generated negative cash flows from operations of approximately $32.5 million and $17.2 million for the six months ended September 30, 2025 and 2024, respectively, and generated net losses of approximately $63.7 million and $32.0 million for the six months ended September 30, 2025 and 2024, respectively. We have funded operations through the sale of Common Stock, Term Loan borrowings and PNC Credit Facility borrowings described in Note 4: Debt.

On January 25, 2025, the Company entered into the SEPA, in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of Common Stock at any time during the three-year period following the date of the SEPA. As of September 30, 2025, the Company has issued approximately 7.5 million shares of Common Stock under the SEPA for net proceeds of approximately $82.8 million, of which 6.3 million shares of Common Stock for net proceeds of approximately $66.9 million were issued in the six months ended September 30, 2025. No shares were issued in the three months ended September 30, 2025.

Our Term Loan has a maturity date of August 5, 2026. As discussed in Note 1: Description of Business and Summary of Significant Accounting Policies—Going Concern, we believe we will not be able to make the required repayment on that date using cash generated from operating activities. We entered into the Transaction Agreement that will convert Dialectic’s portion of the Term Loan into a Convertible Note with a three year maturity. We also agreed to use the proceeds from the SEPA to repay the OC III Lenders portion of the Term Loan. The issuance of the Convertible Note is subject to stockholder approval and there is no assurance that it will be approved. Also, we may not be able to access the SEPA to generate sufficient cash to repay OC III Lenders by the maturity date. We may be unable to obtain additional funding from other sources.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(32,489)	$(17,194)
Investing activities	(1,606)	(3,228)
Financing activities	32,791	11,525
Effect of exchange rate changes	30	(3)
Net decrease in cash, cash equivalents and restricted cash	$(1,274)	$(8,900)

Cash Used In Operating Activities

Net cash used in operating activities was $32.5 million for the six months ended September 30, 2025. This use of cash was primarily attributed to lower earnings.

Net cash used in operating activities was $17.2 million for the six months ended September 30, 2024. This use of cash was primarily attributed to lower earnings.

Cash Used in Investing Activities

Net cash used in investing activities was $1.6 million in the six months ended September 30, 2025, which was attributable to capital expenditures.

Net cash used in investing activities was $3.2 million in the six months ended September 30, 2024, which was attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $32.8 million for the six months ended September 30, 2025, which was related primarily to borrowings on our Term Loan.

Net cash provided by financing activities was $11.5 million for the six months ended September 30, 2024, which was related primarily to proceeds from shares issued under the SEPA.

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

Contractual Obligations

We have contractual obligations and commercial commitments, some of which, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. There have not been any material changes to the contractual obligations disclosed in the Annual Report.
Critical Accounting Estimates and Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Notwithstanding the identified material weaknesses, management, including our chief executive officer and principal financial officer have determined, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control

During the quarter ended September 30, 2025, Lewis Moorehead resigned as CFO effective August 18, 2025 and Laura Nash was appointed principal financial officer in his place. Except for the ongoing remediation measures to address the material weaknesses, in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	1/27/25	3.1
3.2	Amended and Restated Bylaws, as amended through June 12, 2025	8-K	6/18/25	3.1
4.1	Warrant to Purchase Common Stock dated September 23, 2025 issued to Dialectic Technology SPV LLC	8-K	9/23/25	4.1
4.2	Registration Rights Agreement dated September 23, 2025 by and between the Company and Dialectic Technology SPV LLC	8-K	9/23/25	4.2
10.1#	Offer Letter dated August 27, 2025 by and between the Company and James C. Clancy	8-K	8/28/25	10.1
10.2#	Offer Letter dated August 27, 2025 by and between the Company and Tony J. Blevins	8-K	8/28/25	10.2
10.3*	Transaction Agreement dated September 23, 2025 by and among the Company, Dialectic Technology SPV LLC, OC III LVS XXXIII LP., and OC III LVS XL LP	8-K	9/23/25	10.1
10.4*	Fifteenth Amendment to Term Loan Credit and Security Agreement dated September 23, 2025 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent	8-K	9/23/25	10.2
10.5#	Settlement Agreement dated July 16, 2025 by and between Quantum Storage UK Ltd and H.J.W. Spanjaard				X
10.6#	Separation Agreement and General Release of Claims dated August 20, 2025, by and between the Company and Lewis W. Moorehead				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
* Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.
# Indicates management contract or compensatory plan or arrangement.
^ This exhibit is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum Corporation
(Registrant)

November 13, 2025	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2025	/s/ Laura A. Nash
(Date)	Laura A. Nash
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)