Form 10-Q
period 2025-12-31
QUANTUM CORP /DE/
filed 2026-02-17
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
As of the close of business on February 12, 2026, there were 14,638,029 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2025

As used in this Quarterly Report on Form 10-Q, the terms "Quantum," the “Company,” "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; expectations with respect to current and future litigation, and utilization of directors’ and officers’ liability insurance; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including: the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any legal proceedings, claims and disputes; the ability to meet stock exchange continued listing standards; the possibility that Nasdaq may delist our securities; risks related to our restatement and revisions to financial statements; risks related to our ability to implement and maintain effective internal control over financial reporting in the future; risks related to changes in our management; and those risks described under Part II, Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13,180	$16,464
Restricted cash	661	139
Accounts receivable, net of allowance for credit losses of $2,730 and $99, respectively	59,429	52,502
Inventories	17,629	22,434
Prepaid expenses	3,744	2,738
Other current assets	8,976	8,529
Total current assets	103,619	102,806
Property and equipment, net	9,952	11,378
Goodwill	12,969	12,969
Intangible assets, net	—	281
Right-of-use assets	7,755	8,580
Other long-term assets	14,977	19,388
Total assets	$149,272	$155,402
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,953	$31,463
Accrued compensation	9,669	9,214
Deferred revenue, current portion	74,917	75,076
Accrued restructuring	905	786
Term debt	52,758	96,486
Revolving credit facility	—	26,600
Warrant liabilities	16,335	—
Other accrued liabilities	18,639	17,982
Total current liabilities	203,176	257,607
Deferred revenue, net of current portion	33,409	38,847
Convertible Note	75,873	—
Operating lease liabilities	8,406	8,934
Other long-term liabilities	12,637	14,380
Total liabilities	333,501	319,768
Commitments and contingencies (Note 11)
Stockholders' deficit
Preferred stock, 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 225,000 shares authorized; 14,135 and 6,962 shares issued and outstanding	141	70
Additional paid-in capital	850,512	779,645
Accumulated deficit	(1,033,976)	(942,471)
Accumulated other comprehensive loss	(906)	(1,610)
Total stockholders’ deficit	(184,229)	(164,366)
Total liabilities and stockholders’ deficit	$149,272	$155,402
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue:
Product	$46,471	$38,634	$119,375	$120,565
Service and subscription	26,520	27,724	77,082	84,640
Royalty	1,595	2,326	5,130	7,592
Total revenue	74,586	68,684	201,587	212,797
Cost of revenue:
Product	35,611	30,922	95,104	93,251
Service and subscription	10,043	9,874	31,287	33,954
Total cost of revenue	45,654	40,796	126,391	127,205
Gross profit	28,932	27,888	75,196	85,592
Operating expenses:
Sales and marketing	12,977	12,448	37,451	39,321
General and administrative	10,045	14,142	34,621	49,186
Research and development	5,573	7,683	17,926	24,255
Restructuring charges	1,525	1,342	7,141	2,916
Total operating expenses	30,120	35,615	97,139	115,678
Income (loss) from operations	(1,188)	(7,727)	(21,943)	(30,086)
Other income (expense), net	(387)	960	(1,261)	(429)
Interest income	42	7	301	21
Interest expense	(5,933)	(6,840)	(18,675)	(16,761)
Change in fair value of warrant liabilities	7,560	(61,630)	9,085	(56,414)
Change in fair value of Convertible Note	1,599	—	1,599	—
Loss on debt extinguishment	(28,946)	—	(59,641)	(3,003)
Loss before income taxes	(27,253)	(75,230)	(90,535)	(106,672)
Income tax provision	590	70	970	675
Net loss	$(27,843)	$(75,300)	$(91,505)	$(107,347)

Net loss per share - basic and diluted	$(2.03)	$(15.35)	$(7.58)	$(22.22)
Weighted average shares - basic and diluted	13,689	4,907	12,077	4,831

Net loss	$(27,843)	$(75,300)	$(91,505)	$(107,347)
Foreign currency translation adjustments, net	44	(1,077)	704	(276)
Total comprehensive loss	$(27,799)	$(76,377)	$(90,801)	$(107,623)
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended December 31,
	2025	2024
Operating activities
Net loss	$(91,505)	$(107,347)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,656	4,440
Amortization of debt issuance costs	5,830	3,704
Non-cash lease expense	976	1,342
Loss on debt extinguishment	34,221	3,003
Provision for product and manufacturing inventories	4,579	1,165
Stock-based compensation	(1,174)	2,376
Paid-in-kind interest	5,328	3,515
Warrants issued in connection with debt amendments	25,420	—
Change in fair value of warrant liabilities	(9,085)	56,408
Change in fair value of Convertible Note	(1,599)	—
Other non-cash	2,710	(281)
Changes in assets and liabilities:
Accounts receivable, net	(7,446)	6,337
Inventories	(580)	5,625
Prepaid expenses	(1,006)	9,406
Operating lease liabilities	(857)	(813)
Accounts payable	(2,290)	(382)
Accrued compensation	454	(6,512)
Accrued restructuring charges	119	—
Deferred revenue	(5,597)	(9,854)
Other current assets	(478)	(124)
Other non-current assets	1,967	1,367
Other current liabilities	1,163	4,839
Other non-current liabilities	(1,244)	1,441
Net cash used in operating activities	(37,438)	(20,345)
Investing activities
Purchases of property and equipment	(925)	(4,324)
Net cash used in investing activities	(925)	(4,324)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	45,046	25,000
Borrowing of Convertible Note	54,718	—
Repayments of long-term debt on Assignment, net	(52,271)	(14,092)
Repayments of long term debt on Exchange, net	(56,979)	—
Borrowings of credit facility	71,625	311,135
Repayments of credit facility	(98,682)	(302,628)
Proceeds from shares issued related to the SEPA, net	72,031	—
Proceeds from the issuance of common stock, net	81	—
Net cash provided by financing activities	35,569	19,415
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	(3)
Net change in cash, cash equivalents and restricted cash	(2,762)	(5,257)
Cash, cash equivalents and restricted cash at beginning of period	16,603	25,860
Cash, cash equivalents and restricted cash at end of period	$13,841	$20,603

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$13,180	$20,381
Restricted cash	661	222
Cash, cash equivalents and restricted cash at the end of period	$13,841	$20,603
Supplemental disclosure of cash flow information
Cash paid for interest	$4,270	$8,841
Cash paid for income taxes, net	$556	$1,798
Non-cash transactions
Purchases of property and equipment included in accounts payable	$67	$88
Right-of-use assets obtained in exchange for new lease liabilities	$61	$538
Paid-in-kind interest	$5,328	$3,515
Exchange of Term Loan for Convertible Note	$77,472	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance, September 30, 2024	4,792	$48	$709,667	$(859,427)	$(1,392)	$(151,104)
Net loss	—	—	—	(75,300)	—	(75,300)
Foreign currency translation adjustments, net	—	—	—	—	(1,077)	(1,077)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Shares issued related to warrants	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	736	—	—	736
Balance, December 31, 2024	5,307	$53	$740,521	$(934,727)	$(2,469)	$(196,622)

Balance, September 30, 2025	13,333	$133	$846,451	$(1,006,133)	$(950)	$(160,499)
Net loss	—	—	—	(27,843)	—	(27,843)
Foreign currency translation adjustments, net	—	—	—	—	44	44
Shares issued under employee incentive plans, net	70	1	(1)	—	—	—
Shares issued related to the SEPA, (net of $804 issuance costs)	732	7	5,031	—	—	5,038
Stock-based compensation	—	—	(969)	—	—	(969)
Balance, December 31, 2025	14,135	$141	$850,512	$(1,033,976)	$(906)	$(184,229)

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Nine Months Ended	Shares	Amount
Balance, March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(107,347)	—	(107,347)
Foreign currency translation adjustments, net	—	—	—	—	(276)	(276)
Shares issued under employee incentive plans, net	109	1	(1)	—	—	—
Shares issued related to warrants	406	4	30,119	—	—	30,123
Stock-based compensation	—	—	2,376	—	—	2,376
Balance, December 31, 2024	5,307	$53	$740,521	$(934,727)	$(2,469)	$(196,622)

Balance, March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	—	—	(91,505)	—	(91,505)
Foreign currency translation adjustments, net	—	—	—	—	704	704
Shares issued under employee incentive plans, net	121	1	80	—	—	81
Shares issued related to the SEPA, (net of $3,502 issuance costs)	7,052	70	71,961	—	—	72,031
Stock-based compensation	—	—	(1,174)	—	—	(1,174)
Balance, December 31, 2025	14,135	$141	$850,512	$(1,033,976)	$(906)	$(184,229)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated financial statements included in the Annual Report.

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of December 31, 2025, the results of operations and comprehensive loss, statements of cash flows, and changes in stockholders’ deficit for the three and nine months ended December 31, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of short-term variations.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is required to repay the Term Loan (as defined herein) on August 5, 2026. The Company does not have sufficient cash to make this repayment, nor does the Company expect to generate sufficient cash through operating activities to repay the Term Loan by August 5, 2026. The Company may be required to use proceeds from the Standby Equity Purchase Agreement (“SEPA”) or other financing sources to meet this obligation. There can be no assurance that the Company will be able to raise sufficient proceeds under the SEPA on acceptable terms, or at all.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Convertible Note

Pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for the convertible note issued in December 2025 (the “Convertible Note”). The Convertible Note is initially recorded at its estimated fair value on the date of issuance and subsequently remeasured at fair value at each reporting period-end. Changes in fair value are recognized in earnings in “Change in fair value of Convertible Note” in the condensed consolidated statements of operations and comprehensive loss, which includes the component related to accrued interest. In accordance with ASC 825, the portion of the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income. For the three months ended December 31, 2025, the Company determined that the change attributable to instrument-specific credit risk was immaterial. See Note 5, Fair Value of Financial Instruments, with respect to the fair value option election, and Note 4, Debt, for a discussion of the Convertible Note.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year beginning April 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). The updates eliminate references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for the Company beginning January 1, 2028, with early adoption permitted. The Company is currently assessing the potential impact that ASU 2025-06 will have on its financial statements disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain aspects of interim reporting guidance. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, which will be the Company’s fiscal year beginning April 1, 2029, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statements disclosures.

NOTE 2: REVENUE
Contract Balances
As of December 31, 2025, March 31, 2025 and March 31, 2024, the Company’s contract assets related to performance obligations completed in advance of the right to invoice and are included in other current asset in the condensed consolidated balance sheets. Contract assets were not material as of December 31, 2025, March 31, 2025 and March 31, 2024. As of March 31, 2024, accounts receivable totaled $67.8 million.
Deferred revenue primarily consists of amounts that have been invoiced, which are typically with net 45-day payment terms, but have not yet been recognized as revenue and performance obligations pertaining to service and subscription contracts.
The following table presents the changes in the Company’s deferred revenue for the periods indicated (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$101,902	$104,234	$113,923	$116,687
Additions	32,944	30,323	71,486	74,786
Recognition of deferred revenue	(26,520)	(27,724)	(77,083)	(84,640)
Ending balance	$108,326	$106,833	$108,326	$106,833
Short-term deferred revenue	$74,917	$66,762	$74,917	$66,762
Long-term deferred revenue	$33,409	$40,071	$33,409	$40,071

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) representing contracted but not recognized revenue was $138.6 million as of December 31, 2025. RPO consists of both deferred revenue and uninvoiced, non-cancelable contracts that are expected to be invoiced and recognized as revenue in future periods and excludes variable consideration related to sales-based royalties.

RPO consisted of the following (in thousands):

	Current	Non-Current	Total
As of December 31, 2025	$102,884	$35,671	$138,555

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Inventories

	December 31, 2025	March 31, 2025
Finished goods	$5,810	$10,471
Work in progress	1,254	380
Raw materials	9,909	9,485
Service parts	656	2,098
Total inventories	$17,629	$22,434

Intangibles, net

	December 31, 2025			March 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$4,398	$(4,398)	$—	$4,398	$(4,117)	$281
Intangible assets, net	$4,398	$(4,398)	$—	$4,398	$(4,117)	$281

Intangible assets amortization expense was $0.0 million and $0.2 million, and $0.3 million and $0.8 million for the three and nine months ended December 31, 2025 and 2024, respectively. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

Goodwill

As of December 31, 2025 and March 31, 2025, goodwill was approximately $13.0 million. There were no impairments to goodwill as of December 31, 2025 and March 31, 2025.

Other Long-Term Assets
	December 31, 2025	March 31, 2025
Capitalized SaaS implementation costs for internal use, net	$12,504	$13,910
Capitalized debt costs	—	2,871
Contract cost asset	964	1,144
Other	1,509	1,463
Total other long-term assets	$14,977	$19,388

NOTE 4: DEBT
The Company’s debt consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Term Loan	$54,636	$102,507
Convertible Note	75,873	—
PNC Credit Facility	—	26,600
Less: current portion	(52,758)	(123,086)
Less: unamortized debt issuance costs (1)	(1,878)	(6,021)
Long-term debt, net	$75,873	$—

(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs related to the PNC Credit Facility are presented within other assets on the accompanying condensed consolidated balance sheets for the period ended March 31, 2025.
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

On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional term loan borrowings (the “2023 Term Loan” and, together with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which have been recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the term of the loan. The terms of the 2023 Term Loan are substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” is 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” is 10.00% per annum, (b) accrued interest on the 2023 Term Loan is payable in kind ("PIK"), and is capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan does not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan may not be prepaid prior to the payment in full of the existing term loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 62,500 shares (the “June 2023 Warrants”) of the Company’s common stock, at an exercise price of $20.00 per share.

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

In connection with the August 2024 Amendments, the Company entered into a new senior secured delayed draw term loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw, an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan have an August 5, 2026 maturity date, which aligns with the 2021 Term Loan. The principal is payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin is (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 14.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also includes a multiple on invested capital payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

Subsequent to the August 2024 Amendments, the 2021 Term Loan amortizes at 5.00% per annum commencing on September 30, 2025. Subsequent to the August 2024 Amendments and (A) until March 31, 2025, loans under the 2021 Term Loan designated as ABR Loans bear interest at a rate per annum equal to the “ABR Rate” (calculated as the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) a secured overnight financing rate based rate (the “SOFR Rate”) based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by the Wall Street Journal), plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such interest rate margin paid-in-kind, with two specified step-downs in such applicable margin upon the receipt by the Company of cash proceeds from certain specified capital raises, and (B) from and after April 1, 2025, loans under the 2021 Term Loan designated as (x) ABR Loans bear interest at a rate per annum equal to the ABR Rate, plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such applicable margin paid-in-kind, with a step-up of 1.00% per annum (which shall be paid-in-kind) if the Company’s total net leverage ratio is greater than 4.00x, and a step-down of 1.00% per annum if the Company’s total net leverage ratio is less than 3.50x (which shall reduce the paid-in-kind component of the applicable margin). The SOFR Rate is subject to a floor of 2.00%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.

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

In connection with the August 2024 Amendments, the Company issued warrants to purchase an aggregate of 380,310 shares of common stock, at an exercise price of $6.20 per share (the “August 2024 Warrants”) and which had a fair value of $2.0 million.

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

On April 2, 2025, the Company consented to an assignment (the “Master Assignment Agreement”) of the 2021 Term Loan and 2024 Term Loans. One of the lenders sold and assigned all of its interests to Dialectic Technology SPV, LLC (“Dialectic”). The Master Assignment Agreement was accounted for as a debt extinguishment. The Company recorded a gain on debt extinguishment of $2.4 million related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees related to the previous lender. The $0.4 million in new lender fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

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

On September 23, 2025, the Company entered into the Fifteenth Amendment to the Term Loan Credit Agreement with Quantum LTO Holdings, LLC, Dialectic, OC III LVS XXXIII LP (“LVS XXXIII”), OC III LVS XL LP (“LVS XL” and together with LVS XXXIII, the “OC III Lenders”), and Alter Domus (US) LLC, as disbursing agent and collateral agent (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) permits the Company to retain up to $15.0 million of net cash proceeds from the SEPA received on or after the date of the Fifteenth Amendment for working capital and general corporate purposes, (ii) converts certain tranches of Term Loans held by the OC III Lenders into new and separate tranches, (iii) defers payment of cash interest on Term Loans held by Dialectic accruing during the quarters ended September 30, 2025 and December 31, 2025, until the earliest of (a) the date the Company elects to pay such deferred cash interest, (b) the maturity of such term loans, or (c) the date the Debt Exchange occurs, at which point such deferred interest will be subject to the terms of the Convertible Note indenture, and increases the interest rate applicable to such term loans by 2.00% during the period that such cash interest is being deferred, (iv) eliminates the existing maximum total net leverage ratio covenant and minimum daily liquidity covenant (noting that, following the Debt Exchange (as defined below), the Convertible Note will be subject to a minimum liquidity covenant), and (v) amends certain other provisions, including mandatory prepayment events, payment of fees and expenses, and reporting requirements.

In connection with the Fifteenth Amendment, the Company issued warrants (the “Forbearance Warrant”) to Dialectic to purchase up to 2,653,308 shares of its common stock, representing 19.9% of the Company’s outstanding shares as of the date of the Transaction Agreement (as defined below) as consideration for the forbearance, waivers, and amendments granted under the Fifteenth Amendment.

With respect to the Term Loans held by Dialectic, the Fifteenth Amendment was accounted for as an extinguishment under ASC 470-50, resulting in the recognition of a new debt instrument, the derecognition of the original term loans, and a loss on extinguishment of $31.0 million, which is included in loss on debt extinguishment for the nine months ended December 31, 2025. The fair value of the Forbearance Warrant was treated as a lender fee and included in the extinguishment loss calculation. The Fifteenth Amendment to the Term Loans held by OC III Lenders was accounted for as a modification.

On September 23, 2025, the Company entered into a Transaction Agreement with Dialectic and the OC III Lenders (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to issue to Dialectic, on a dollar-for-dollar basis, one or more senior secured convertible notes in exchange for the amounts then outstanding under the term loans held by Dialectic (the “Debt Exchange”). On December 18, 2025, the Company closed the transactions contemplated by the Transaction Agreement (the “Closing”), including its issuance to Dialectic of the Convertible Note. The Closing was conditioned upon, among other things, approval of the Debt Exchange by the Company’s shareholders, which approval was obtained on December 16, 2025.

The Convertible Note has a three-year maturity and bears interest at 10% per annum, payable in kind and compounded annually. The Convertible Note is secured by substantially all of the assets of the Company that secure the Term Loan. The initial conversion price equals $10.00 per share of the Company’s common stock (the “Conversion Price”). The Conversion Price is subject to four quarterly resets on the last day of each calendar quarter immediately following September 15, 2025 (each, a “Reset Price Date”) to the greater of (a) $4.00 per share and (b) the lesser of (i) the then-current Conversion Price and (ii) the 30-day VWAP of the Company’s common stock immediately preceding the Reset Price Date.
Dialectic may, at any time, elect to exchange all or any portion of the outstanding principal amount, accrued and unpaid interest and premium (if any) of the Convertible Note for shares of the Company’s common stock at the then-applicable Conversion Price. Beginning six months after the Closing, if certain conditions are met, the Company may, at its election, require Dialectic to exchange a portion of the outstanding Convertible Note into shares of the Company’s common stock at the then-applicable Conversion Price if the 10-day VWAP exceeds specified multiples of the Conversion Price (the “Company Mandatory Exchange”). The Company Mandatory Exchange, if triggered, occurs in tranches of 20%, 20%, 30%, and the remaining balance. If certain conditions are met, at the Company’s option, on the maturity date, any outstanding principal, accrued and unpaid interest, and premium (if any) may be exchanged for shares of the Company’s common stock at 80% of the average of the Daily VWAP for each of the five lowest consecutive trading days during the 20 consecutive trading days ending on (and including) the trading day immediately prior to the maturity date.

The Company accounted for the exchange of Dialectic’s term loans for the Convertible Note as an extinguishment of the term loan and recognized a loss on debt extinguishment of $28.9 million for the three and nine months ended December 31, 2025. The Company elected the fair value option under ASC 825 for the Convertible Note. See Note 5, Fair Value of Financial Instruments, for additional information.

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

The Forbearance Warrant is classified as a liability under ASC 480, as it may require cash settlement and meets the definition of a derivative. It is initially measured at fair value, with subsequent changes recognized in the condensed consolidated statement of operations under “Change in fair value of warrant liabilities.” See Note 5, Fair Value of Financial Instruments for more information.

Related Party Transaction

The Forbearance Warrant and Convertible Note issued to Dialectic constitute related party transactions, as John Fichthorn, a member of the Company's Board of Directors, is also Managing Partner of Dialectic Capital Management, the investment adviser to Dialectic. On issuance of the Convertible Note, Quantum paid $1.1 million to Dialectic for consulting services. The fair values of the Forbearance Warrant and Convertible Note as of December 31, 2025 are included in Note 5: Fair Value of Financial Instruments.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s assets measured and recorded at fair value on a recurring basis may consist of money market funds, which are included in cash and cash equivalents in the condensed consolidated balance sheets. These instruments are valued using quoted market prices in active markets (Level 1 fair value measurements) at the respective balance sheet dates.
No impairment charges were recognized for non-financial assets for the three and nine months ended December 31, 2025 and 2024. The Company has no non-financial liabilities measured and recorded at fair value on a non-recurring basis.
Debt
Debt is generally recorded at amortized cost; however, the Company elected the fair value option for the Convertible Note, which is recorded at fair value on a recurring basis. The fair value of the Company’s debt is disclosed for informational purposes only and is not recognized in the condensed consolidated balance sheets.

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

The carrying value and estimated fair value of the Company’s debt were as follows (in thousands):

	December 31, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loans	$54,636	$52,096	$102,507	$91,576
PNC Credit Facility	$—	$—	$26,600	$24,755
Convertible Note	$75,873	$75,873	$—	$—

Warrants
On September 23, 2025, the Company established the initial fair value for the Forbearance Warrant issued to Dialectic in connection with the Fifteenth Amendment. The fair value was subsequently remeasured as of December 31, 2025, and the resulting change in fair value was recognized in the condensed consolidated statement of operations and comprehensive loss under “Change in fair value of warrant liabilities.”

The Forbearance Warrant was valued using a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model. This model incorporates various assumptions, including the Company’s common stock price, expected volatility, risk-free interest rate, and the remaining contractual term of the warrant.

Because the valuation relies on significant unobservable inputs, the fair value of the Forbearance Warrant is classified as Level 3 within the fair value hierarchy.

The following table summarizes the key assumptions used in estimating the fair value of the Forbearance Warrant at issuance and at December 31, 2025:

	December 31, 2025	September 23, 2025
Discount period (years)	6.73 years	7.0 years
Risk-free interest rate	3.46% - 3.87%	3.52% - 3.83%
Stock price volatility	100.00%	98.00%
Stock price at valuation date	$6.45	$10.69
Probability[1]	35% - 15% - 50%	35% - 15% - 50%
Fair value (in thousands)	$16,335	$25,420

(1) Scenario probability as of issuance was based on timing expectations of management that a liquidation event occurring was estimated at 35%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 50%.

The table below sets forth a summary of changes in the fair value of the Company’s warrant liabilities for the period ended December 31, 2025:

Issuance of warrants	$25,420
Change in fair value of warrant liabilities	(1,525)
Balance at September 30, 2025	23,895
Change in fair value of warrant liabilities	(7,560)
Balance at December 31, 2025	$16,335

Convertible Note
The Company measures the Convertible Note at fair value using significant inputs that are not observable in active markets and therefore classifies the Convertible Note as a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the Convertible Note resulting from updated assumptions and estimates are recognized as a fair value adjustment in the condensed consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the Convertible Note using a Monte Carlo simulation method, as the Convertible Note includes features for which the settlement outcome depends on the path of the Company’s stock price and other variables over time. In addition, the Company assigned probabilities to various possible settlement scenarios.
The significant assumptions used by the Company to estimate the fair value of the Convertible Note as of December 18, 2025 and December 31, 2025 are summarized below:

	December 31, 2025	December 18, 2025
Term (years)	2.97 years	3.0 years
Volatility	80.0%	120.0%
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.52%	3.47%
Probability for maturity	65%	65%
Probability for liquidation event	35%	35%

The table below sets forth a summary of changes in the fair value of the Convertible Note for the period ended December 31, 2025:

Issuance of Convertible Note	$77,472
Change in fair value of Convertible Note	(1,599)
Balance at December 31, 2025	$75,873

NOTE 6: LEASES
Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	December 31, 2025	March 31, 2025
Operating lease right-of-use asset	$7,755	$8,580

Operating lease liability within other accrued liabilities	$679	$856
Operating lease liability, net	8,406	8,934
Total operating lease liabilities	$9,085	$9,790

Components of lease cost were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$545	$716	$1,686	$2,207
Variable lease cost	145	69	220	221
Total lease cost	$690	$785	$1,906	$2,428

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2026	$556
2027	1,880
2028	1,625
2029	1,247
2030	1,244
Thereafter	10,855
Total lease payments	17,407
Less: imputed interest	(8,322)
Present value of lease liabilities	$9,085

Lease Term and Discount Rate	December 31, 2025	March 31, 2025
Weighted average remaining operating lease term (years)	10.14	10.19
Weighted average discount rate for operating leases	12.7%	12.59%

Operating cash outflows related to operating leases each totaled $1.6 million and $2.1 million for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 7: RESTRUCTURING CHARGES
During the quarters ended December 31, 2025 and 2024, the Company had certain approved restructuring plans to improve operational efficiencies and rationalize its cost structure. During the quarter ended December 31, 2025, the Company recognized $1.5 million of restructuring charges primarily related to employee severance and other termination benefits. These charges are presented within restructuring charges in the condensed consolidated statements of operations and comprehensive loss. The Company expects to recognize additional restructuring charges in future periods, primarily related to severance and termination benefits, and is expected to be substantially complete by the end of fiscal year 2026, which is subject to change.
The following tables present the activity and the estimated timing of future payouts for accrued restructuring included in other current liabilities in the condensed consolidated balance sheets (in thousands):

Severance and Benefits
Balance as of March 31, 2024	$—
Restructuring charges	2,916
Cash payments	(2,849)
Other non-cash	(67)
Balance as of December 31, 2024	$—

Balance as of March 31, 2025	$786
Restructuring charges	7,141
Cash payments	(7,053)
Other non-cash	31
Balance as of December 31, 2025	$905

During the three and nine months ended December 31, 2025, the Company recognized approximately $0.8 million and $2.0 million in forfeitures of unvested restricted stock units (“RSUs”) in connection with workforce reductions and employee departures, which reduced stock-based compensation expense in the respective periods.

NOTE 8: COMMON STOCK
2023 Long-Term Incentive Plan
At the Company’s 2025 annual meeting of shareholders held on December 16, 2025 (the “Annual Meeting”), the Company’s shareholders approved an amendment and restatement of the Quantum Corporation 2023 Long-Term Incentive Plan (the “2023 Plan”) to (i) increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,400,000 shares and (ii) remove the individual annual award limits for employees and consultants.
CEO New Hire Awards
During the quarter ended December 31, 2025, the Company granted equity awards to its Chief Executive Officer consisting of (i) an option to purchase 50,000 shares of the Company’s common stock and (ii) 37,500 restricted stock units. The awards vest in four equal annual installments, subject to continued service. The stock option was valued using the Black-Scholes option pricing model on the grant date.

The significant assumptions used by the Company to estimate the fair value of the option awards as of December 31, 2025 are summarized below:

December 31, 2025
Term (years)	7.00 years
Volatility	80.0%
Dividend yield	0.00%
Risk-free interest rate	3.52%
Grant date fair value	$368,038

Standby Equity Purchase Agreement

On January 25, 2025, the Company entered into the SEPA, in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200 million of the Company’s common stock at any time during the three-year period following the date of the SEPA.

Sales of common stock under the SEPA may be made by the Company at its discretion from time to time and will depend upon market conditions and other factors. The purchase price for shares sold under the SEPA is based on a formula tied to the volume-weighted average price of the Company’s common stock.

In addition, in no event may the Company issue more than 1,157,139 shares of common stock under the SEPA, representing 19.99% of the Company’s common stock outstanding immediately prior to execution of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval in accordance with applicable Nasdaq rules or otherwise satisfies the conditions under which the Exchange Cap would not apply. The SEPA is also subject to a 4.99% beneficial ownership limitation, which restricts Yorkville from acquiring shares that would result in ownership above that threshold.

As of December 31, 2025, the Company has sold approximately 8.2 million shares of its common stock under the SEPA for net proceeds of approximately $89.6 million. There were 0.7 million and 7.1 million shares of common stock sold for net proceeds of approximately $5.0 million and $72.0 million in the three and nine months ended December 31, 2025.

The amount of additional capital that may be raised under the SEPA will depend on market conditions, trading volumes, the Company’s stock price, and the continued satisfaction of the applicable limitations and conditions under the agreement.

The Company evaluated the contract that includes the right to require Yorkville to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has an immaterial value as of December 31, 2025.

NOTE 9: NET LOSS PER SHARE
The Company has performance share units, restricted stock units and options to purchase shares under its Employee Stock Purchase Plan (“ESPP”), granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding. The Company has also issued warrants to purchase shares of common stock.

The dilutive impact related to shares of common stock from incentive plans and outstanding warrants is determined by applying the treasury stock method to the assumed vesting of outstanding performance share units and restricted stock units and the exercise of outstanding options and warrants. The dilutive impact related to shares of common stock from contingently issuable performance share units is determined by applying a two-step approach using both the contingently issuable share guidance and the treasury stock method. In periods of a net loss, all potentially dilutive weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Stock Awards	37	181	73	76
Lender Warrants	—	678	—	845
Forbearance Warrant	2,653	—	2,653	—

The Company had outstanding market based restricted stock units as of December 31, 2025 that were eligible to vest into shares of the common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 5,743 and 170,750 shares of contingently issuable market-based restricted stock units that were excluded from the table above, as the market conditions were not satisfied as of December 31, 2025 and 2024, respectively.

NOTE 10: INCOME TAXES
The effective tax rate for the three and nine months ended December 31, 2025 and 2024 was (2.2)% and (1.1)%, as compared to (0.1)% and (0.6)%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of December 31, 2025, including interest and penalties, the Company had $84.0 million of unrecognized tax benefits, $74.8 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of December 31, 2025, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.4 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations. As of December 31, 2025, $76.1 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.9 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $5.3 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $5.2 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operations is estimated to be $0.1 million.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. While there is no material impact to the Company's condensed consolidated financial statements for the quarter ended December 31, 2025, the Company is assessing its impact on the consolidated financial statements that would take effect beginning in the period in which the OBBBA was signed into law.

NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon the Company’s forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company may be responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2025, the Company had issued non-cancelable commitments for $47.2 million to purchase inventory from its contract manufacturers and suppliers.

Litigation
On September 4, 2025, a shareholder class action complaint was filed in the United States District Court for the District of Colorado. The complaint identifies Seung Lee as the plaintiff and names Quantum Corporation and James J. Lerner, Kenneth P. Gianella, and Laura Nash as defendants. It alleges certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 related to certain disclosures made in the Company’s quarterly and annual reports regarding its financial reporting for the third quarter of the Company’s fiscal year 2025 and its restatement of that financial reporting. The complaint seeks to designate the plaintiff as the lead plaintiff for the class and define a class period of November 15, 2024 through August 18, 2025, and seeks an award of unspecified damages, costs, and expenses. The litigation is currently in its early stages, a final claim has not yet been served, and no discovery has taken place.

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

On January 22, 2026, the court ordered the separate Cullison and Marti shareholder derivative complaints to be consolidated.

At this time, Quantum is not able to determine whether the shareholder class action or derivative lawsuits would have any material impact on our business, operating results, or financial condition. Quantum expects to be able to utilize its directors’ and officers’ liability insurance to cover the insurable costs for these litigations, to the extent applicable.

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

NOTE 12: SEGMENT INFORMATION
Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating loss and net loss as reported on the condensed consolidated statements of operations and comprehensive loss, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net loss is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations and comprehensive loss: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net loss include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation, depreciation and amortization and fair value adjustments on warrant liabilities and convertible debt.

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the CODM evaluates its financial performance (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Americas[1]
Product revenue	$26,605		$19,245		$70,292		$65,671
Service and subscription	15,540		14,639		44,887		46,029
Total revenue	42,145	57%	33,884	50%	115,179	56%	111,700	52%

EMEA
Product revenue	14,930		14,423		35,763		40,396
Service and subscription	8,906		10,544		25,811		31,245
Total revenue	23,836	32%	24,967	36%	61,574	31%	71,641	34%

APAC
Product revenue	4,936		4,966		13,320		14,498
Service and subscription	2,074		2,541		6,384		7,366
Total revenue	7,010	9%	7,507	11%	19,704	10%	21,864	10%

Consolidated
Product revenue	46,471		38,634		119,375		120,565
Service and subscription	26,520		27,724		77,082		84,640
Royalty[2]	1,595	2%	2,326	3%	5,130	3%	7,592	4%
Total revenue	$74,586	100%	$68,684	100%	$201,587	100%	$212,797	100%

1 Revenue for the Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocatable to geographic regions.

Revenue by Solution

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	%	2024	%	2025	%	2024	%
Primary storage systems	$10,085	14%	$14,123	21%	$33,582	17%	$43,921	21%
Secondary storage systems	30,644	40%	20,349	30%	68,928	33%	60,095	27%
Device and media	10,122	14%	7,671	11%	27,614	14%	25,099	12%
Service	22,140	30%	24,215	35%	66,333	33%	76,090	36%
Royalty	1,595	2%	2,326	3%	5,130	3%	7,592	4%
Total revenue[1]	$74,586	100%	$68,684	100%	$201,587	100%	$212,797	100%

1 Subscription revenue of $4.4 million and $3.5 million was allocated to primary and secondary storage systems for the three months ended December 31, 2025 and 2024, respectively. Subscription revenue of $10.7 million and $8.6 million was allocated to primary and secondary storage systems for the nine months ended December 31, 2025 and 2024, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows: (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Total revenue	$74,586	$68,684	$201,587	$212,797
Total cost of revenue	45,654	40,796	126,391	127,205
Gross profit	28,932	27,888	75,196	85,592
Gross margin	38.8%	40.6%	37.3%	40.2%
Operating expenses
Salaries & fringe[1]	16,437	19,359	51,170	62,026
Outside services[2]	3,531	7,129	15,970	28,013
Infrastructure[3]	2,086	2,438	6,938	8,229
Operational costs[4]	2,260	2,429	6,652	7,225
Restructuring	1,525	1,342	7,141	2,916
Other[5]	4,281	2,918	9,268	7,269
Total operating expenses	30,120	35,615	97,139	115,678
Income (loss) from operations	(1,188)	(7,727)	(21,943)	(30,086)
Other income (expense), net	(387)	960	(1,261)	(429)
Interest income	42	7	301	21
Interest expense	(5,933)	(6,840)	(18,675)	(16,761)
Change in fair value of warrant liabilities	7,560	(61,630)	9,085	(56,414)
Change in fair value of Convertible Note	1,599	—	1,599	—
Loss on debt extinguishment	(28,946)	—	(59,641)	(3,003)
Loss before income taxes	(27,253)	(75,230)	(90,535)	(106,672)
Income tax provision	590	70	970	675
Net loss	$(27,843)	$(75,300)	$(91,505)	$(107,347)
1 Salaries & fringe includes spend on contractors.
2 Outside services includes professional service, recruiting and legal expenses.
3 Infrastructure includes property related expenses, including fixed and variable lease expense, telecommunications and depreciation.
4 Operational costs include dues and subscriptions, computer expenses, office supplies and other miscellaneous items.
5 Other segment items includes travel related spend, marketing expense, taxes, fees and other miscellaneous items.

NOTE 13: SUBSEQUENT EVENTS
During the period from January 1, 2026 through February 12, 2026, the Company issued approximately 503,000 shares of common stock under the SEPA for net proceeds of approximately $3.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the condensed consolidated financial statements for quarters and nine months ended December 31, 2025 and December 31, 2024, and should be read together with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”). In particular, the risk factors contained in Part I, Item 1A of the Annual Report under the heading “Risk Factors” may reflect trends, demands, commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters and nine months ended December 31, 2024 and December 31, 2023, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on August 26, 2025 and incorporated herein by reference. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2025" refers to the fiscal year ended March 31, 2025.

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

Macroeconomic Conditions

We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including the impact of changing interest rates, inflation, tariffs, lingering supply chain challenges, and fluctuation in the U.S. dollar. During the quarter we continued to experience longer sales cycles for opportunities with our enterprise as well as commercial customers.

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Total revenue	$74,586	$68,684	$201,587	$212,797
Total cost of revenue (1)	45,654	40,796	126,391	127,205
Gross profit	28,932	27,888	75,196	85,592

Operating expenses
Sales and marketing (1)	12,977	12,448	37,451	39,321
General and administrative (1)	10,045	14,142	34,621	49,186
Research and development (1)	5,573	7,683	17,926	24,255
Restructuring charges (1)	1,525	1,342	7,141	2,916
Total operating expenses	30,120	35,615	97,139	115,678
Income (loss) from operations	(1,188)	(7,727)	(21,943)	(30,086)
Other income (expense), net	(387)	960	(1,261)	(429)
Interest income	42	7	301	21
Interest expense	(5,933)	(6,840)	(18,675)	(16,761)
Change in fair value of warrant liabilities	7,560	(61,630)	9,085	(56,414)
Change in fair value of Convertible Note	1,599	—	1,599	—
Loss on debt extinguishment	(28,946)	—	(59,641)	(3,003)
Loss before income taxes	(27,253)	(75,230)	(90,535)	(106,672)
Income tax provision	590	70	970	675
Net loss	$(27,843)	$(75,300)	$(91,505)	$(107,347)
(1) Includes stock-based compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$(58)	$95	$(38)	$361
Research and development	27	105	114	454
Sales and marketing	(66)	46	(72)	219
General and administrative	(872)	490	(1,178)	1,342
Total	$(969)	$736	$(1,174)	$2,376

Comparison of the Three Months Ended December 31, 2025 and 2024

Revenue

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$46,471	62%	$38,634	57%	$7,837	20%
Service and subscription	26,520	36%	27,724	40%	(1,204)	(4)%
Royalty	1,595	2%	2,326	3%	(731)	(31)%
Total revenue	$74,586	100%	$68,684	100%	$5,902	9%

Product Revenue

In the three months ended December 31, 2025, product revenue increased $7.8 million, or 20%, as compared to the same period in fiscal 2025. The primary driver of the increase was due to higher sales across secondary storage, devices and media product lines.
Service and Subscription Revenue
Service and subscription revenue decreased $1.2 million, or 4%, in the three months ended December 31, 2025 compared to the same period in fiscal 2025. This decrease was due to a strong quarter for support renewals and related revenue recognition.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $0.7 million, or 31%, in the three months ended December 31, 2025 compared to the same period in fiscal 2025 due to both lower market volume and a mix weighted towards linear-tape-open (“LTO”) types with lower royalty rates.

Gross Profit and Margin

	Three Months Ended December 31,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$10,860	23.4%	$7,712	20.0%	$3,148	340
Service and subscription	16,477	62.1%	17,850	64.4%	(1,373)	(230)
Royalty	1,595	100.0%	2,326	100.0%	(731)	—
Gross profit	$28,932	38.8%	$27,888	40.6%	$1,044	(180)

Gross profit and margin percentages are key metrics that management monitors to assess the performance of the business.
Product Gross Margin
Product gross margin increased by $3.1 million, or by 340 basis points, for the three months ended December 31, 2025, as compared with the same period in fiscal 2025. This increase was primarily due to sales during the quarter more heavily weighted towards higher margin products.
Service and Subscription Gross Margin
Service and subscription gross margins decreased by $1.4 million, or by 230 basis points, for the three months ended December 31, 2025, as compared with the same period in fiscal 2025. This decrease was primarily driven by higher service inventory and logistics costs as we rebalance spare parts supply worldwide.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$12,977	17%	$12,448	18%	$529	4%
General and administrative	10,045	13%	14,142	21%	(4,097)	(29)%
Research and development	5,573	8%	7,683	11%	(2,110)	(27)%
Restructuring charges	1,525	2%	1,342	2%	183	14%
Total operating expenses	$30,120	40%	$35,615	52%	$(5,495)	(15)%
In the three months ended December 31, 2025, sales and marketing expenses increased $0.5 million, or 4%, as compared with the same period in fiscal 2025. This increase was primarily driven by higher commission expense related to product and service sales.

In the three months ended December 31, 2025, general and administrative expenses decreased $4.1 million, or 29%, as compared with the same period in fiscal 2025. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.
In the three months ended December 31, 2025, research and development expenses decreased $2.1 million, or 27%, as compared with the same period in fiscal 2025. This decrease was the result of efficiencies realized through improved organization design, including the consolidation of common functions.
In the three months ended December 31, 2025, restructuring expenses increased $0.2 million, or 14%, as compared with the same period in fiscal 2025. This increase in restructuring expenses primarily involves workforce reductions and related severance and termination benefits. These actions are part of management’s ongoing efforts to align the Company’s organizational structure and resources with its strategic priorities and to streamline operations across business units.
The Company expects these initiatives to result in future cost savings and productivity improvements beginning in fiscal 2026. The restructuring activities are expected to be substantially completed by the end of fiscal year 2026; however, the timing and total amount of charges are subject to change as implementation progresses.

Other Income (Expense), net

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense),net	$(387)	(1)%	$960	1%	$(1,347)	(140)%
The change in other income (expense), net during the three months ended December 31, 2025 compared with the same period in fiscal 2025 was related primarily to fluctuations in foreign currency exchange rates during the three months ended December 31, 2025.

Interest Income

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest income	$42	0%	$7	—%	$35	500%
The change in interest income during the three months ended December 31, 2025 compared with the same period in fiscal 2025 was related primarily to higher average cash balances and prevailing interest rates during the three months ended December 31, 2025.

Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(5,933)	(8)%	$(6,840)	(10)%	$907	(13)%
In the three months ended December 31, 2025, interest expense decreased $0.9 million, or 13%, as compared with the same period in fiscal 2025, primarily due to the exchange of Dialectic’s portion of the Term Loan for the Convertible Note on December 18, 2025, which reduced the amount of Term Loan principal outstanding during the quarter.

Warrant Liabilities

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities - Lender Warrants	$—	—%	$(61,630)	(90)%	$61,630	100%
Change in fair value of warrant liabilities - Forbearance Warrant	$7,560	10%	$—	—%	$7,560	100%

In the three months ended December 31, 2025, we recorded a non-cash gain of $7.6 million related to the change in fair value of our Forbearance Warrant liabilities. In the three months ended December 31, 2024, we recorded a non-cash loss of $61.6 million related to the change in fair value of our Lender Warrant liabilities. These changes were primarily driven by fluctuations in our stock price.

Convertible Note

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of Convertible Note	$1,599	2%	$—	—%	$1,599	100%

In the three months ended December 31, 2025, we recorded a non-cash gain of $1.6 million related to the change in fair value of our Convertible Note, primarily driven by changes in market inputs, including a lower stock price and updated volatility assumptions, and the December 31 exchange price reset based on the 30-day VWAP.

Loss on Debt Extinguishment

	Three Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(28,946)	(42)%	$—	—%	$(28,946)	100%

In the three months ended December 31, 2025, loss on debt extinguishment was related to the exchange of Dialectic’s portion of the Term Loan for the Convertible Note.

Income Taxes

	Three Months Ended December 31,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$590	(2)%	$70	—%	$520	743%
The income tax provision for the three months ended December 31, 2025 and 2024 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Nine Months Ended December 31, 2025 and 2024

Revenue

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$119,375	59%	$120,565	56%	$(1,190)	(1)%
Service and subscription	77,082	38%	84,640	40%	(7,558)	(9)%
Royalty	5,130	3%	7,592	4%	(2,462)	(32)%
Total revenue	$201,587	100%	$212,797	100%	$(11,210)	(5)%
Product Revenue
In the nine months ended December 31, 2025, product revenue decreased $1.2 million, or 1%, as compared to the same period in fiscal 2025. The primary driver of the decrease was in primary storage systems with a large video surveillance order in the prior period.
Service and Subscription Revenue
Service and subscription revenue decreased $7.6 million, or 9%, in the nine months ended December 31, 2025 compared to the same period in fiscal 2025. This decrease was due to certain long-lived products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw a decrease of $2.5 million, or 32%, in the nine months ended December 31, 2025 compared to the same period in fiscal 2025 due to both lower market volume and a mix weighted towards LTO types with lower royalty rates.

Gross Profit and Margin

	Nine Months Ended December 31,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$24,271	23.4%	$27,314	22.7%	$(3,043)	70
Service and subscription	45,795	62.1%	50,686	59.9%	(4,891)	220
Royalty	5,130	100.0%	7,592	100.0%	(2,462)	—
Gross profit	$75,196	38.8%	$85,592	40.2%	$(10,396)	(140)

Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased by $3.0 million, or by 70 basis points, for the nine months ended December 31, 2025, as compared with the same period in fiscal 2025. This decrease was primarily due to an inventory provision accrued for certain end-of-life products, as well as supply chain logistics costs including import tariffs.
Service and Subscription Gross Margin
Service and subscription gross margins decreased by $4.9 million, or by 220 basis points for the nine months ended December 31, 2025, as compared with the same period in fiscal 2025. This decrease was primarily driven by the reduction of service costs across the organization, including logistics, repair, and labor.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$37,451	19%	$39,321	18%	$(1,870)	(5)%
General and administrative	34,621	17%	49,186	23%	(14,565)	(30)%
Research and development	17,926	9%	24,255	11%	(6,329)	(26)%
Restructuring charges	7,141	4%	2,916	1%	4,225	145%
Total operating expenses	$97,139	49%	$115,678	53%	$(18,539)	(16)%
In the nine months ended December 31, 2025, sales and marketing expenses decreased $1.9 million, or 5%, as compared with the same period in fiscal 2025. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the nine months ended December 31, 2025, general and administrative expenses decreased $14.6 million, or 30%, as compared with the same period in fiscal 2025. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.
In the nine months ended December 31, 2025, research and development expenses decreased $6.3 million, or 26%, as compared with the same period in fiscal 2025. This decrease was the result of efficiencies realized through improved organization design, including the consolidation of common functions.
In the nine months ended December 31, 2025, restructuring expenses increased $4.2 million, or 145%, as compared with the same period in fiscal 2025. The increase was the result of significant changes in management structure, and overall consolidation of resources designed to improve operational efficiencies and rationalize its cost structure. These actions are part of management’s ongoing efforts to align the Company’s organizational structure and resources with its strategic priorities and to streamline operations across business units. The restructuring plan primarily involves workforce reductions and related severance and termination benefits.
The Company expects these initiatives to result in future cost savings and productivity improvements beginning in fiscal 2026. The restructuring activities are expected to be substantially completed by the end of the fourth quarter of fiscal year 2026; however, the timing and total amount of charges are subject to change as implementation progresses.

Other Income (Expense), net

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense), net	$(1,261)	(1)%	$(429)	(0)%	$(832)	(194)%
The change in other income (expense), net during the nine months ended December 31, 2025 compared with the same period in fiscal 2025 was related primarily to fluctuations in foreign currency exchange rates during the nine months ended December 31, 2025.

Interest Income

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest income	$301	0%	$21	—%	$280	(1,333)%
The change in interest income during the nine months ended December 31, 2025 compared with the same period in fiscal 2025 was related primarily to higher average cash balances and prevailing interest rates during the nine months ended December 31, 2025.

Interest Expense

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(18,675)	(9)%	$(16,761)	(8)%	$(1,914)	11%
In the nine months ended December 31, 2025, interest expense increased $1.9 million, or 11%, as compared with the same period in fiscal 2025 due to a higher effective interest rate on our Term Loan as well as increased amortization of deferred debt issuance costs.

Warrant Liabilities

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities - Lender Warrants	$—	—%	$(56,414)	(27)%	$56,414	(100)%
Change in fair value of warrant liabilities - Forbearance Warrant	$9,085	5%	$—	—%	$9,085	100%

In the nine months ended December 31, 2025, we recorded a non-cash gain of $9.1 million related to the change in fair value of our Forbearance Warrant liabilities. In the nine months ended December 31, 2024, we recorded a non-cash loss of $56.4 million related to the change in fair value of our Lender Warrant liabilities. These changes were primarily driven by fluctuations in our stock price.

Convertible Note

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Change in fair value of Convertible Note	$1,599	1%	$—	—%	$1,599	100%

In the nine months ended December 31, 2025, we recorded a non-cash gain of $1.6 million related to the change in fair value of our Convertible Note, primarily driven by changes in market inputs, including a lower stock price and updated volatility assumptions, and the December 31 exchange price reset based on the 30-day VWAP.

Loss on Debt Extinguishment

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(59,641)	(30)%	$(3,003)	(1)%	$(56,638)	1,886%

In the nine months ended December 31, 2025, loss on debt extinguishment was related to the exchange of Dialectic’s portion of the Term Loan for the Convertible Note as well as the loss which was recorded for the issuance of new term loans in September 2025. In the nine months ended December 31, 2024, loss on debt extinguishment was related to prepayment of our long-term debt.

Income Taxes

	Nine Months Ended December 31,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$970	(2)%	$675	—%	$295	44%
The income tax provision for the nine months ended December 31, 2025 and 2024 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating and financing activities, and cash and cash equivalents on our balance sheet. We require significant cash resources to meet obligations to pay principal and interest on our outstanding debt, provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our ability to raise additional capital, research and development plans and capital asset needs.

We had cash and cash equivalents of $13.2 million as of December 31, 2025, which consisted primarily of bank deposits and money market accounts. As of December 31, 2025, our total outstanding Term Loan debt was $54.6 million.
We generated negative cash flows from operations of approximately $37.4 million and $20.3 million for the nine months ended December 31, 2025 and 2024, respectively, and generated net losses of approximately $91.5 million and $107.3 million for the nine months ended December 31, 2025 and 2024, respectively. We have funded operations through the sale of common stock, Term Loan borrowings and PNC Credit Facility borrowings described in Note 4: Debt.

On January 25, 2025, we entered into the SEPA, pursuant to which, and subject to its terms, we have the right, but not the obligation, to sell up to $200 million of our common stock during the three-year period following the date of the SEPA. As of December 31, 2025, we sold approximately 8.2 million shares of common stock under the SEPA for net proceeds of approximately $89.6 million. There were 0.7 million and 7.1 million shares of common stock sold for net proceeds of approximately $5.0 million and $72.0 in the three and nine months ended December 31, 2025.
On December 18, 2025, we completed an exchange of Dialectic’s portion of the Term Loan for one or more senior secured Convertible Note with a three-year maturity. This exchange reduced the amount of the Term Loan principal scheduled to mature on August 5, 2026. However, we remain obligated to repay the remaining Term Loan balance at maturity. As discussed in Note 1: Description of Business and Summary of Significant Accounting Policies—Going Concern, we do not expect to be able to repay the Term Loan at maturity using cash generated from operating activities. While we intend to use proceeds from the SEPA and/or other financing sources to support repayment of the remaining Term Loan balance, there can be no assurance that we will be able to access sufficient proceeds under the SEPA, obtain additional financing on acceptable terms, or at all.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated.

	Nine Months Ended December 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(37,438)	$(20,345)
Investing activities	(925)	(4,324)
Financing activities	35,569	19,415
Effect of exchange rate changes	32	(3)
Net decrease in cash, cash equivalents and restricted cash	$(2,762)	$(5,257)

Cash Used In Operating Activities

Net cash used in operating activities was $37.4 million for the nine months ended December 31, 2025. This use of cash was primarily attributed to the net loss and changes in working capital, partially offset by non-cash charges including loss on debt extinguishment, paid-in-kind interest, and changes in the fair value of warrant liabilities and the Convertible Note.

Net cash used in operating activities was $20.3 million for the nine months ended December 31, 2024. This use of cash was primarily attributed to net loss offset by non-cash charges, including a $56.4 million change in fair value of warrant liabilities, depreciation and amortization, stock-based compensation, paid-in-kind interest, and a loss on debt extinguishment. Working capital changes provided cash, including decreases in accounts receivable, inventories and prepaid expenses, partially offset by decreases in deferred revenue and accrued compensation.

Cash Used in Investing Activities

Net cash used in investing activities was $0.9 million in the nine months ended December 31, 2025, which was attributable to capital expenditures.

Net cash used in investing activities was $4.3 million in the nine months ended December 31, 2024, which was attributable to capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $35.6 million for the nine months ended December 31, 2025, which was related primarily to net borrowings, the issuance of the Convertible Note, and proceeds from the SEPA, partially offset by repayments of long-term debt and credit facility borrowings.

Net cash provided by financing activities was $19.4 million for the nine months ended December 31, 2024, primarily reflecting borrowings under the revolving credit facility and issuance of long-term debt, partially offset by repayments of long-term debt and revolver borrowings.

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

We are also subject to ordinary course litigation. See Note 11, Commitments and Contingencies to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

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

Critical Accounting Estimates and Policies
The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies.” For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Control Environment

Based on the material weaknesses identified in revenue recognition and manufacturing inventory, management concluded that the Company did not maintain effective entity-level controls within the control environment to prevent or detect material misstatements to the condensed consolidated financial statements. Specifically, the Company (i) lacked sufficiently qualified staff or resources to perform control activities and (ii) conducted inadequate risk assessment and monitoring activities resulting in untimely or ineffective identification of internal control risks to support the design implementation and evaluation of the internal controls necessary to provide effective oversight over financial reporting.

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

Changes in Internal Control

Except for the ongoing remediation measures to address the material weaknesses, in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2025, the Company appointed a new Chief Financial Officer. Management believes this appointment enhances the Company’s financial leadership and supports the continued remediation of the material weaknesses described above. The appointment did not result in any changes to the design or operation of internal control over financial reporting during the quarter ended December 31, 2025.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies to the unaudited condensed consolidated financial statements for a discussion of our legal matters.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	1/27/25	3.1
3.2	Amended and Restated Bylaws, as amended through June 12, 2025	8-K	6/18/25	3.1
4.1	Indenture (including form of 10.00% PIK Senior Secured Convertible Note due 2028) dated December 18, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	12/18/25	4.1
4.2	Registration Rights Agreement dated December 18, 2025, by and between the Company and Dialectic Technology SPV LLC	8-K	12/18/25	4.2
10.1#	Quantum Corporation 2023 Long-Term Incentive Plan, as amended and restated through October 20, 2025				X
10.2#	Amendment No. 2 to Quantum Corporation 2021 Inducement Plan, dated January 8, 2026				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

February 17, 2026	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

February 17, 2026	/s/ William H. White
(Date)	William H. White
Chief Financial Officer
(Principal Financial Officer)