Form 10-K
period 2026-03-31
QUANTUM CORP /DE/
filed 2026-06-25
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $116,791,817.
As of June 24, 2026, there were 39,374,500 shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant's proxy statement to be filed in connection with the Annual Meeting of Stockholders to be held in 2026 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

QUANTUM CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended March 31, 2026

Note Regarding Forward-Looking Statements
As used in this Annual Report on Form 10-K (this "Annual Report"), the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
This Annual Report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results and financial position; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the execution, timing and results of any transformation or restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of the transformation and restructuring plans; the outcome of any claims and disputes; the ability to meet stock exchange continued listing standards; the possibility that the Nasdaq may delist our securities; our ability to remediate the material weaknesses in our internal control over financial reporting and to maintain effective internal control over financial reporting following remediation; risks related to changes in our management; and those risks described under Item 1A. Risk Factors. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

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

Highly Performance Primary Storage Software and Systems include:
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
Customers

We provide solutions to multiple industries globally. Historically, our primary customers are in hyperscale, technology and industrial, media and entertainment, federal government, life sciences and healthcare, and financial industries. In addition, we sell to OEMs, distributors, VARs and DMRs to reach end user customers. Sales to our top five customers represented 27% and 21% of revenue in fiscal 2026 and fiscal 2025, respectively, of which one customer represented more than 10% of total fiscal 2026 revenue and none of our customers represented 10% or more of our total fiscal 2025 revenue.
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

As our customers look to use both public and private cloud storage services, these options offer a competitive alternative, as well as new platforms and new ways to deploy our software. We expect that the data storage infrastructures of the future will be both hybrid-cloud and multi-cloud, meaning our customers will store their data in the various large public cloud environments, and also want to use services from multiple public cloud vendors, and also evaluate private cloud solutions.

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

The global supply chain and logistics have been severely constrained and impacted by inflationary pricing for the past couple of years as well as import tariffs in the current year. While we are cautiously optimistic and see signs of improvement over the past year with supply of both server and tape automation components, we continue to experience some constraints. While some components continue to have extended lead times and often non-cancellable purchase orders are required, Quantum continues to work with suppliers to minimize lead times and associated liabilities. We continue to focus on a number of actions including alternate component qualifications, more aggressive management of contract manufacturers, and model changes for better logistics performance and visibility.
Intellectual Property and Technology
We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. As of March 31, 2026, we hold 166 U.S. patents. In general, these patents have a 20-year term from the first effective filing date for each patent. We may also hold foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing technology in our industry means that our future success may also depend heavily on the technical competence and creative skills of our employees.

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
Segment Information
We operate as a single reporting unit and operating segment for business and operating purposes. Information about revenue attributable to each of our product groups is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and information about revenue and long-lived assets attributable to certain geographic regions is included in Note 12 : Segment Information and Note 3 : Balance Sheet Information, respectively, to the consolidated financial statements and risks attendant to our foreign operations is set forth below in Item 1A. Risk Factors.
Seasonality
We generally have the greatest demand for our products and services in the fourth quarter of each calendar year, or our fiscal third quarter. We usually experience the lowest demand for our products and services in the second quarter of each calendar year, or our fiscal first quarter.
Information About Our Executive Officers
Following are the names and positions of our management team as of June 1, 2026, including a brief account of the business experience of each.

Name	Position with Quantum
Hugues Meyrath	President and Chief Executive Officer
William H. White	Chief Financial Officer
Anthony Craythorne	Chief Revenue Officer
Laura A. Nash	Chief Accounting Officer

Hugues Meyrath, 56, was appointed as President and Chief Executive Officer of the Company, effective June 2, 2025. Mr. Meyrath has served on the Board of Directors ("Board") since September 2022, and serves as an advisor to startup companies. Mr. Meyrath served as Chief Product Officer of ServiceChannel from January 2017 through December 2021, a provider of SaaS-based multi-site solutions, which was acquired by Fortive Corporation, a provider of connected workflow solutions, in 2021. Following the acquisition, Mr. Meyrath continued to serve as an advisor to ServiceChannel until August 2022. Prior to that, he served as Vice President at Dell Technologies Capital, a venture capital arm of Dell Technologies that invests in enterprise and cloud infrastructure, where he was responsible for driving venture funding and mergers and acquisitions, while also holding advisory roles for portfolio companies. Prior to its acquisition by Dell Technologies Capital, he served as Vice President of Product Management and Business Development for EMC Corporation’s backup and recovery services, which offers data protection and business continuity products. Mr. Meyrath previously held senior leadership roles at Juniper Networks, Brocade Communications and SBS Corp, and was an employee of the Company from January 2002 to

September 2003. Mr. Meyrath holds a Bachelor’s degree in Engineering from the University of Louvain in Belgium and an MBA from the University of California, Berkeley.

William H. White, 44, has served as our Chief Financial Officer since February 2026. Prior to that, he served in various capacities at Emotive, a software development company, including as Chief Financial Officer and Head of Revenue Operations, from January 2024 to August 2025, and as Vice President of Finance and Head of Revenue Operations, from June 2022 to December 2023. From April 2021 to June 2022, Mr. White served as Fractional CFO and Strategic Finance Consultant at VUCA Strategies, a business consulting and services company. He served as Head of Revenue at Human AI Labs Inc. (dba Personal AI), an artificial intelligence technology company, from September 2020 to April 2021. Prior to that, Mr. White served as Director of Corporate Development & Finance at Affordify Inc., a financial services company, from 2017 to 2020. From 2009 to 2020, he held various roles at Goldbum Lentz & Co., an investment banking and business brokerage firm, including Investment Banking Partner from 2015 to 2020. Mr. White holds an MBA from the University of Denver and a B.A. from the University of Colorado Boulder. He currently serves as Board Member for Destination Imagination Colorado, a 501(c)(3) non-profit.

Anthony Craythorne, 57, has served as our Chief Revenue Officer since July 2025. Prior to that, he held various positions at leading technology companies in the U.S., Europe, and Asia. He joined Quantum following his service as a contract Chief Revenue Officer from March 2024 to May 2025, where he helped startups launch and growth-stage companies optimize their go-to-market strategies in SaaS, cybersecurity, and data storage. Mr. Craythorne has held senior leadership roles including Chief Revenue Officer at Index Engines, a software company, from August 2023 to March 2024 and Zadara, a cloud computing company, from December 2021 to March 2023; Chief Executive Officer of Bamboo Systems, a technology company, from April 2019 to December 2021; Senior Vice President of Worldwide Sales at Komprise, a software company, from November 2017 to April 2019; and executive positions at Brocade, Hitachi Data Systems, Nexsan, among others.

Laura A. Nash, 46, has served as Chief Accounting Officer of the Company since June 2023. She previously served as Controller from June 2019 to June 2023. Prior to that, from September 2005 to June 2019, she held various positions in Audit and Financial Accounting Advisory Services at Ernst & Young, an accounting firm, in both the U.S. and the U.K. Ms. Nash holds a Bachelor of Laws from University of Aberdeen and a Certificate in Accounting from University of Washington – Michael G. Foster School of Business. She is a member of the Institute of Chartered Accountants of Scotland.
Human Capital
In the fiscal year ended March 31, 2026, our Vice President of Corporate Affairs lead our human capital initiatives, which include the design and execution of all people strategies. The Vice President of Corporate Affairs worked directly with the Board of Directors, the Leadership and Compensation Committee, and Senior Management on the design, cost, and effectiveness of our people programs to ensure they are competitive and reward our teams for driving company performance.

Our workforce is currently distributed across 18 countries, with approximately 490 employees globally as of March 31, 2026, including 231 in North America, 133 in APAC, and 126 in EMEA. We engage with contractors, consultants, or temporary employees as needs for special projects occur.
Work Environment
We intend to design, evaluate, and expand our total rewards programs so they are competitive in attracting, motivating, rewarding, and retaining key talent.

We have a mix of office-based and remote employees. We work to ensure our office environments, whether at a primary location or remote, are safe, professional, and inclusive so our employees can be successful.

To build high performing products and services, we aim to build high performing teams that are inclusive, diverse, and respected regardless of gender, race, color, religion, age, sexual orientation, or disability. We invest in multiple hiring and training initiatives, performance and professional development opportunities, and candidates ranging from interns to experienced leaders. This past year, we partnered with an outside firm for our training on compliance and preventing harassment and discrimination. We believe that fostering an inclusive work environment is a critical component for our culture of excellence.
Culture of Integrity, Ownership, and Urgency

Our company goals and leadership attributes set the tone for our culture of integrity, ownership, and urgency. Employees are empowered to ask questions and encouraged to report concerns without fear of retaliation, including reporting anonymously if preferred.

During the fiscal year ended March 31, 2026, we redesigned our internal employee recognition program to encourage exemplifying integrity, ownership, and urgency and provided training focused on those expectations. We also continued our practice of “no internal meeting days” so employees can have more time for focused work, training, or personal development.
Talent Development
Our talent is our greatest asset. We seek to actively grow our employees’ skills and leadership perspective while retaining our most critical talent. Our managers and employees participate in periodic performance discussions that help facilitate conversations on employee contributions, goals, and expectations.
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
Many aspects of our supply chain and operational results are dependent on the performance of third-party business partners, including contract manufacturers, service providers, and product integrators. We face a number of risks as a result of these relationships, any or all of which could have a material adverse effect on our business and harm our operating results and financial condition. For the years ended March 31, 2026 and 2025, the same two vendors represented more than 10% of total expenses.
Dependence on a single contract manufacturer and logistics provider
We currently rely on a single contract manufacturer to manufacture our products and to provide warehousing and logistics services for our spare parts. As a result, we are exposed to risks associated with concentrating these functions with a single provider, including potential disruptions in manufacturing, inventory management, warehousing and product delivery.

If our contract manufacturer is unable or fails to meet our production, quality, delivery, warehousing or logistics requirements, or otherwise experiences operational or financial difficulties, capacity constraints, natural disasters, severe weather events, fires, power outages or other disruptions affecting its manufacturing, warehousing or logistics operations, our ability to manufacture and deliver products, provide spare parts and support our customers could be adversely affected. If it becomes necessary to transition to a different contract manufacturer or logistics provider, such transition could be time-consuming and costly and could result in delays, increased expenses and operational disruptions. Any such events could adversely affect our business, results of operations and financial condition.
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
•war, military conflict, and geopolitical unrest, including the conflicts in Iran and the Middle East and between Russia and Ukraine and Israel and Hamas, may affect our engineering and support teams outside the U.S. and their ability to perform as well as our sales and services delivery with sanctioned entities and countries;
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
We sell most of our branded products to distributors, value added resellers, and direct market resellers, who in turn sell our products to end users. We use different distribution channel partners in different countries and regions in the world. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales. Several of our channel partners carry competing product lines, which they may promote over ours. A channel partner might discontinue our products or fail to effectively market them, and each partner determines the type and amount of our products that it will purchase and the price at which it sells to end users. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue. Our results of operations could be adversely affected by any number of factors related to our channel partners, including:

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
Our product sales have been and continue to be concentrated among a small number of channel partners, direct end users, and original equipment manufacturers. We sell to many end user customers and channel partners on purchase orders, not under the terms of a binding long-term procurement agreement. Accordingly, they generally are not obligated to purchase any minimum product volume, and our relationships with them are terminable at will. In addition, we have focused our direct-sales business on the largest users of hierarchical storage architectures, the so-called “hyperscalers”; there are very few of these extremely large storage customers, but their order activity has a significant impact on our results from quarter to quarter.

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

During the fiscal year ended March 31, 2026, one customer represented more than 10% of our total revenue and during the fiscal year ended March 31, 2025, no customer represented 10% or more of our total revenue. If any of our large customers should significantly decrease or stop purchasing our solutions, we would see a significant reduction in revenue that may result in a material adverse effect on our operating results.
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
Uncertainty about economic conditions poses risks as businesses may further reduce or postpone spending in response to reduced budgets, tightening of credit markets, increases in inflation and interest rates, negative financial news, and declines in income or asset values which could adversely affect our business, financial condition and operating results. Recent inflationary increases have driven up the prices at which we are able to purchase necessary components, products, and services, as well as the cost of contract labor. In addition, we continue to face risks related to uncertain tariff levels between countries where our products are manufactured and sold, unstable political and economic conditions, including conflicts in Iran and the Middle East, the war between Russia and Ukraine, and the Hamas-Israel conflict, and concerns about sovereign debt, which could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our ability to access capital markets may be restricted or result in unfavorable financing terms, impacting our ability to react to changing economic and business conditions and could also materially and adversely affect our ability to sustain our operations at their current levels.
Our stock price has experienced significant volatility in the past, and continued volatility may cause our common stock trading price to remain volatile or decline.
Our stock price has been extremely volatile in the past. For example, the closing price of our common stock on the Nasdaq Global Market ranged from $4.31 to $13.35 from June 1, 2025 through May 31, 2026. During this time, we did not experience any material changes in our financial condition or results of operations that would explain such price volatility. The trading price of our common stock may continue to fluctuate in response to a number of events and factors, many of which may be beyond our control, such as:

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
We experienced significant changes to our leadership team in fiscal 2026, including changes to our Chief Executive Officer, Chief Financial Officer, Chief Revenue Officer and Chief Administrative Officer. Although we believe these leadership transitions are in the best interest of our stockholders, these transitions may result in the loss of personnel with deep institutional knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners, and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members within our organization to achieve our operating objectives. As such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business and acclimate into their new roles. Furthermore, these changes increase our dependency on the other members of our leadership team that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find candidates that meet our requirements. Our future operating results may depend upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be materially and adversely affected.
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
•reduced demand, declines in large orders, royalty or software revenues, or other changes in product mix;
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

Disk, solid-state, and flash storage products, as well as various software solutions and alternative technologies, have eroded the demand for tape products. We expect that, over time, many of our tape customers could migrate toward these other products and solutions and their proportionate contribution to our revenue will increase in the future. While we are making targeted investments in software, disk backup and flash storage systems, and other alternative technologies, these markets are characterized by rapid innovation, evolving customer demands, and strong competition, including competition with companies who are also significant customers. If we are not successful in our efforts, we may not be able to attract or retain customers, and our business, financial condition and results of operations could be materially and adversely affected.
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
In the last several years, we have recorded significant restructuring charges and made cash payments to reduce our cost of sales and operating expenses to respond to adverse economic and industry conditions, to execute strategic management decisions, and to rationalize our operations following acquisitions. These restructuring plans may result in decreases to our revenues or adversely affect our ability to grow our business in the future. Workforce reductions may also adversely affect employee morale and our ability to retain our employees, and may result in increased legal proceedings by terminated employees. We may take future steps to further reduce our operating costs, including additional restructurings in response to strategic decisions, increased operating and product costs due to inflation, supply chain constraints, and other external factors, adverse changes in our business or industry, or future acquisitions. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may materially and adversely affect our business, financial condition and results of operations.Conversely, if our cost-reduction initiatives are more extensive than necessary or result in the reduction of critical personnel or resources, they could impair our ability to execute our business strategy, support customers, develop products, respond to market opportunities, or otherwise operate effectively, which could adversely affect our business, financial condition and results of operations.

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
We maintain sensitive data on our own systems related to our employees, strategic partners, and customers, including personally identifiable information, intellectual property, and proprietary business information. In addition, many of our customers and partners store sensitive data on our products.

It is critical to our business that our employees’, strategic partners’ and customers’ sensitive information remains and is perceived as secure. While we employ sophisticated security measures in our own environment and our product features, we may face internal and external threats including unauthorized access, ransomware attacks, security breaches, and other system disruptions. A cybersecurity breach of our own IT infrastructure or products sold to our customers could result in unauthorized access to, loss of, or unauthorized disclosure of such information and expose us to litigation, indemnity obligations, government investigations, and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and operating results. A breach could also expose us to increased costs from remediation, disruption of operations, or increased cybersecurity protection costs that may have a material adverse effect on our business. Although we maintain cybersecurity liability insurance, our insurance may not cover all or any portion of claims of these types, or may not be adequate to indemnify us for inability that may be imposed. Any imposition or liability or litigation costs that are not covered by insurance could harm our business.
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

We could also potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although there are limitations of liability in our commercial agreements and we maintain technology errors and omissions liability and general liability insurance, our insurance may not cover potential claims of these types, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or could harm our business.
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

In addition, we use our own open source project software in our proprietary products. As a result, there is a risk that we may inadvertently release as an open source certain code that was intended to be kept as proprietary, that reveals confidential information regarding the inner workings of our proprietary products, or that could enable competitors to more readily reverse engineer or replicate aspects of our proprietary technology that we would otherwise protect as trade secrets. We may also accept contributions from third parties to our open source projects, and it may be difficult for us to accurately determine the origin of the contributions and whether their use, including in our proprietary products, infringes, misappropriates, or violates third-party intellectual property or other rights. The availability of certain of our own software in source code form may also enable others to detect and exploit security vulnerabilities in our products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation, or proceedings in the future.
Risks Related to Regulatory Matters
We are subject to many laws and regulations, and violation of or changes in those requirements could materially and adversely affect our business.
We are subject to numerous U.S. and international laws and requirements regarding corporate conduct, fair competition, corruption prevention, data protection and security, import and export practices, and hazardous or restricted material use, storage, discharge, and disposal, including laws applicable to U.S. government contractors. We have incurred, and will continue to incur, costs and business process changes to comply with such regulations. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities, loss of jurisdictional operating rights, and increased litigation and investigation costs as a result of any failure to comply with those requirements. If we identify that we have fallen out of compliance, we may proactively take corrective actions, including the filing of voluntary self-disclosure statements with applicable agencies, which could cause us to incur additional expenses and subject us to penalties and other consequences that could adversely affect our business, financial condition, and operating results. Our supply and distribution models may be reliant upon the actions of our third-party business partners and we may also be exposed to potential liability resulting from their violation of these or other compliance requirements. Further, our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and results of operations.
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

We were also notified on November 14, 2023 and February 13, 2024 that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filings Requirement”) as a result of our failure to timely file the Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2023 and December 31, 2023. The Nasdaq Staff initially gave us until May 7, 2024 to regain compliance with the Filings Requirement.

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

On July 17, 2025, we received written notice from Nasdaq that we were not in compliance with the Filings Requirement as a result of our failure to timely file the Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 10-K"). We regained compliance with the Filings Requirement with respect to the 2025 10-K on August 26, 2025, within the timeline prescribed by Nasdaq.

If we lose compliance again and Nasdaq determines to delist our common stock, our common stock would be traded on the over-the-counter market, and the value and liquidity of our stockholders’ investments would be materially impacted. Furthermore, there can be no assurance that we will maintain compliance with all other Nasdaq listing requirements.
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
We have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2026 and 2025 due to the existence of material weaknesses in our internal control over financial reporting, as described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

We cannot provide assurance that the material weaknesses and deficiencies described in this Annual Report on Form 10-K will not recur, or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our financial reporting process, and our operational, information technology, financial systems, compliance and infrastructure procedures and controls. We also intend to continue to expand, train, retain and manage our personnel who are essential to effective internal control and compliance. In doing so, we will continue to incur expenses and expend management time and resources.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future. We have previously restated our financial statements, including in August 2025 with respect to the fiscal quarter ended December 31, 2024 and in May 2024 with respect to the fiscal years ended March 31, 2023 and 2022 and the fiscal quarter ended June 30, 2023. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to timely meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or stockholder litigation, and materially and adversely impact our business and financial condition.
General Risk Factors
We face risks related to health epidemics, pandemics and other outbreaks, which have had and may in the future have a material adverse effect on our business and results of operations.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks. For example, the COVID-19 pandemic and efforts to control its spread had an impact on our workforce and operations, and those of our strategic partners, customers, suppliers, and logistics providers. These impacts included increased component, product, transportation, and overhead costs, increased logistics capacity and flexibility needs, decreased workforce availability, component supply, and product output, increased cybersecurity threats from remote work, and general economic downturns. We or our third-party business partners were subject to government restrictions that impacted our ability to continue efficient business operations. Other global health concerns in the future could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

Such public health issues have adversely affected and may in the future adversely affect our business and financial results and they may also have the effect of heightening many of the other risks described in more detail in this “Risk Factors” section, such as those relating to adverse global or regional conditions, our highly competitive industry, supply chain disruption, customer demand conditions and our ability to forecast demand, cost saving initiatives, our indebtedness and liquidity, and cyber-attacks.
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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company recognizes the importance of being able to assess, effectively respond to and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of its information systems, data or network resources.

As part of its overall enterprise risk management framework, the Company maintains both a Cyber Incident Evaluation Committee (“CIEC”) and an Incident Response Plan (“IRP”). The Company’s CIEC is managed by its Chief Information Officer (the “CIO”) whose team (the Incident Response Team, or “IRT”) is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The purpose of the IRT is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific cybersecurity incident. These objectives are designed to maximize the effectiveness of the Company’s response through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

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

Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing its cybersecurity management systems and IRT. These partnerships enable the Company to leverage specialized knowledge and insights, to assist in updating its cybersecurity strategies and processes to align with industry best practices. The Company’s collaboration with these third parties includes consultation and review of security enhancements.

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
Governance
Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from the CIEC on our cybersecurity risks and cyber risk management program. In addition, CIEC updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Board members receive presentations on cybersecurity topics from our CIO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

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

ITEM 2. PROPERTIES
As of March 31, 2026, our headquarters were located in Centennial, Colorado. We lease facilities in North America, Europe, and Asia Pacific. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and claims arising in the ordinary course of business. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10: Commitments and Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol "QMCO".
Holders of Record
As of June 22, 2026, we had 204 holders of record of our common stock.
Dividends
We have no intention of paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There have been no recent sales of unregistered shares.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended ("the "Exchange Act").

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

The following discussion of our financial condition and results of operations covers fiscal 2026 and fiscal 2025 items and year-over-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, that was filed with the SEC on August 26, 2025.
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

RESULTS OF OPERATIONS

	Year Ended March 31,
(in thousands)	2026	2025

Total revenue	$279,581	$274,058
Total cost of revenue (1)	176,540	164,226
Gross profit	103,041	109,832
Operating expenses
Sales and marketing (1)	52,016	52,320
General and administrative (1)	43,917	63,961
Research and development (1)	23,503	31,141
Restructuring charges	8,112	4,090
Total operating expenses	127,548	151,512
Loss from operations	(24,507)	(41,680)
Other expense, net	(1,511)	(710)
Interest expense	(21,575)	(23,607)
Change in fair value of warrant liability	11,315	(45,270)
Change in fair value of convertible note	(4,119)	—
Loss on debt extinguishment, net	(59,641)	(3,003)
Loss before income taxes	(100,038)	(114,270)
Income tax provision	1,008	821
Net loss	$(101,046)	$(115,091)
(1) Includes stock-based compensation as follows:

	Year Ended March 31,
(in thousands)	2026	2025

Cost of revenue	$(21)	$373
Research and development	73	495
Sales and marketing	(66)	317
General and administrative	(835)	1,643
Total	$(849)	$2,828

Comparison of the Years Ended March 31, 2026 and 2025
Revenue

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Product revenue	$172,385	62%	$154,182	57%	$18,203	12%
Service and subscription revenue	99,226	35%	110,658	40%	(11,432)	(10)%
Royalty revenue	7,970	3%	9,218	3%	(1,248)	(14)%
Total revenue	$279,581	100%	$274,058	100%	$5,523	2%

Product Revenue
In fiscal 2026, product revenue increased $18.2 million, or 12%, as compared to fiscal 2025. The primary driver of this increase was strong demand across all secondary storage product lines including Scalar tape storage products, DXi backup appliances, and ActiveScale object storage appliances. Demand growth increased worldwide with product revenues increasing across all regions. Overall secondary storage revenue increased by $27.1 million, or 36.7% as compared to fiscal 2025. Devices and media revenues also increased by $6.1 million, or 17.7% as compared to fiscal 2025. These increases were partially offset by continuing declines in primary storage.
Service and Subscription Revenue
Service and subscription revenue decreased $11.4 million, or 10%, in fiscal 2026 compared to fiscal 2025. This decrease was due in part to certain long-lived products reaching their end-of-service-life, partially offset by new support bookings and the transition towards subscription-based licensing.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue decreased $1.2 million, or 14%, in fiscal 2026, as compared to fiscal 2025, related to lower overall unit shipments.
Gross Profit and Margin

	Year Ended March 31,
(in thousands)	2026	Gross margin %	2025	Gross margin %	$ Change	Basis point change
Product gross profit	$36,186	21.0%	$34,452	22.3%	$1,734	(130)
Service and subscription gross profit	58,885	59.3%	66,162	59.8%	(7,277)	(50)
Royalty gross profit	7,970	100.0%	9,218	100.0%	(1,248)	—
Gross profit	$103,041	36.9%	$109,832	40.1%	$(6,791)	(320)
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin decreased 130 basis points for fiscal 2026, as compared to fiscal 2025. This decrease was due primarily to a revenue mix slightly more weighted towards lower margin devices and media products. Product costs also fluctuated through the year from external factors such as import tariffs and component material costs.
Service and Subscription Gross Margin
Service and subscription gross margin decreased 50 basis points for fiscal 2026, as compared to fiscal 2025. This decrease was due primarily to higher shipping and handling costs and inventory carrying charges, partially offset by lowered internal costs from continued improvement in operational design.
Royalty Gross Margin
Royalties do not have significant related cost of sales.
Operating expenses

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Sales and marketing	$52,016	19%	$52,320	19%	$(304)	(1)%
General and administrative	43,917	16%	63,961	23%	(20,044)	(31)%
Research and development	23,503	8%	31,141	11%	(7,638)	(25)%
Restructuring charges	8,112	3%	4,090	1%	4,022	98%
Total operating expenses	$127,548	46%	$151,512	55%	$(23,964)	(16)%

In fiscal 2026, sales and marketing expenses decreased $0.3 million, or 1%, as compared with fiscal 2025. This decrease was primarily driven by an improved organizational structure following management changes in fiscal 2026.

In fiscal 2026, general and administrative expenses decreased $20.0 million, or 31%, as compared with fiscal 2025 This decrease was primarily driven by large non-recurring projects not recurring in fiscal 2026 including the launch of a new ERP system in the prior year. Expenses also decreased as administrative efficiency gains were realized through more streamlined functions and process automation.
In fiscal 2026, research and development expenses decreased $7.6 million, or 25%, as compared with fiscal 2025. This decrease was the result of the efficiencies realized through improved organization design, better aligning commonalities between major products.
In fiscal 2026, restructuring charges increased $4.0 million, or 98%, as compared with fiscal 2025. This increase is driven by corporate restructuring activities as we consolidated our physical footprint and operations in certain markets.
Other expense, net

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Other income (expense), net	$(1,511)	(1)%	$(710)	0%	$801	113%

In fiscal 2026, the change in other expense resulted in a net increase of $0.8 million or 113%, compared to fiscal 2025. The increase was primarily related to differences in foreign currency gains and losses during each period.
Interest expense

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Interest expense	$(21,575)	(8)%	$(23,607)	(9)%	2,032	(9)%

In fiscal 2026, interest expense decreased by $2.0 million, or 9%, as compared to fiscal 2025. This decrease was primarily due to the restructuring of our Term Loan (as defined herein) in September 2025.
Warrant liabilities

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$11,315	4%	$(45,270)	(17)%	$56,585	(125)%
In fiscal 2026, we recorded a non-cash loss of $11.3 million related to the change in fair value of our forbearance warrant which was issued in September 2025. The loss was primarily driven by fluctuations in our stock price. We recorded a non-cash gain of $45.3 million in the same period in fiscal 2025 related to lender warrants issued to the holders of our Term Loan. These warrants were exercised in December 2024 and January 2025. This gain was primarily driven by fluctuations in our stock price.
Convertible note

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of convertible note	$(4,119)	(1)%	$—	—%	$(4,119)	100%
In fiscal 2026, we recorded a non-cash gain of $4.1 million related to the change in fair value of our convertible note issued in December 2025. This change was primarily driven by fluctuations in our stock price.
Loss on debt extinguishment, net

	Year Ended March 31,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Loss on debt extinguishment, net	$(59,641)	(21)%	$(3,003)	(1)%	$(56,638)	1,886%
In fiscal 2026, we recorded a loss of $59.6 million on debt extinguishment primarily related to the September 2025 and December 2025 debt transactions, partially offset by a gain on termination of our revolving credit facility in August 2025. In fiscal 2025, loss on debt extinguishment, net was related to prepayment of our long-term debt.
Income tax provision

	Year Ended March 31,
(in thousands)	2026	% of pretax income	2025	% of pretax income	$ Change	% Change
Income tax provision	$1,008	(1)%	$821	(1)%	$(187)	(23)%
In fiscal 2026, the income tax provision increased $0.2 million or 23%, compared to fiscal 2025. The income tax provision increased in 2026 primarily due to a higher valuation allowance and a significant warrant mark-to-market adjustment, which together offset the federal statutory tax benefit from pre-tax losses. Additionally, the expiration of tax attributes contributed to the increase, as previously available deferred tax assets could no longer be used.

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
Comparison of the Years Ended March 31, 2025 and 2024
Revenue

	Year Ended March 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Product revenue	$154,182	57%	$174,879	55%	$(20,697)	(12)%
Service and subscription	110,658	40%	126,590	41%	(15,932)	(13)%
Royalty	9,218	3%	10,131	3%	(913)	(9)%
Total revenue	$274,058	100%	$311,600	99%	$(37,542)	(12)%

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
Gross Profit and Margin

	Year Ended March 31,
(dollars in thousands)	2025	Gross margin %	2024	Gross margin %	$ Change	Basis point change
Product	$34,452	22.3%	$38,460	22.0%	$(4,008)	30
Service and subscription	66,162	59.8%	76,298	60.3%	(10,136)	(50)
Royalty	9,218	100.0%	10,131	100.0%	(913)	—
Gross profit	$109,832	40.1%	$124,889	40.1%	$(15,057)	—
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
Royalty Gross Margin
Royalties do not have significant related cost of sales.
Operating Expenses

	Year Ended March 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Sales and marketing	$52,320	19%	$60,893	20%	$(8,573)	(14)%
General and administrative	63,961	23%	51,547	17%	12,414	24%
Research and development	31,141	11%	38,046	12%	(6,905)	(18)%
Restructuring charges	4,090	1%	3,280	1%	810	25%
Total operating expenses	$151,512	55%	$153,766	49%	$(2,254)	(1)%
In fiscal 2025, sales and marketing expenses decreased $8.6 million, or 14%, as compared with fiscal 2024. This decrease was primarily driven by an increase in operational cost management, as well as decreased commission expense on lower revenue.
In fiscal 2025, general and administrative expenses increased $12.4 million, or 24%, as compared with fiscal 2024 This increase was primarily driven by large non-recurring costs related to our re-evaluation of revenue recognition, and other non-recurring projects.
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

Other Income (Expense)

	Year Ended March 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Other income (expense)	$(710)	0%	$(1,746)	(1)%	$1,036	59%
In fiscal 2025, other income (expense) resulted in a net decrease of $1.0 million or 59%, compared to fiscal 2024. The decrease was primarily related to differences in foreign currency gains and losses during each period.

Interest Expense

	Year Ended March 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Interest expense	$(23,607)	(9)%	$(15,089)	(5)%	$(8,518)	56%
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
Loss on debt extinguishment

	Year Ended March 31,
(dollars in thousands)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(3,003)	(1)%	$—	—%	$(3,003)	100%

In fiscal 2025, loss on debt extinguishment, net was related to prepayment of our long-term debt.
Income Taxes

	Year Ended March 31,
(dollars in thousands)	2025	% of pretax income	2024	% of pretax income	$ Change	% Change
Income tax provision	$821	(1)%	$711	(2)%	$110	15%
In fiscal 2025, the income tax provision increased $0.1 million, or 15%, compared to fiscal 2024. The income tax provision increased in 2025 primarily due to a higher valuation allowance and a warrant mark-to-market adjustment, which together offset the federal statutory tax benefit from pre-tax losses. Additionally, the expiration of tax attributes contributed to the increase, as previously available deferred tax assets could no longer be used.

Liquidity and Capital Resources
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and proceeds from the sale of Common Stock under the SEPA (as defined herein). In fiscal 2025, there were also amounts available under our revolving credit facility agreement with PNC Bank, National Association, as amended from time to time (the “PNC Credit Facility”) however, this agreement was terminated in August 2025. We require significant cash resources to provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital asset needs.

We had cash and cash equivalents of $15.6 million as of March 31, 2026, which excludes $0.7 million of short-term restricted cash. Our total outstanding Term Loan debt was $55.9 million and the fair value of the Convertible Note (as defined herein) was $90.0 million.

We generated negative cash flows from operations of approximately $37.9 million and $23.6 million for the fiscal years ended March 31, 2026 and 2025, respectively, and generated net losses of approximately $101.0 million and $115.1 million for the fiscal years ended March 31, 2026 and 2025, respectively. We have funded operations through the sale of common stock under the SEPA and debt borrowings as described in Note 4: Debt.

On January 25, 2025, the Company entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd., a Cayman Islands exempt limited partnership ("YA"), in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200.0 million of Common Stock at any time during the three-year period following the date of the SEPA. As of March 31, 2026, the Company has sold 8.7 million shares of Common Stock under the SEPA with net proceeds of approximately $91.0 million.

Subsequent to March 31, 2026, we completed several transactions which have significantly impacted our future liquidity. On June 1, 2026, the Company entered into Securities Purchase Agreements to issue and sell to certain accredited investors an aggregate of 10,615,712 shares of the Company’s Common Stock. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of $94.7 million. On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement. This fully paid down and extinguished our Term Loans (as defined herein). Also on June 4, 2026, the Company provided a notice to YA regarding its termination of the SEPA, effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided. See Note 13: Subsequent Events, for further details. With the cash proceeds, after repayment of the Term Loans, we forecast that operating performance, cash and current working capital will provide us with sufficient capital to fund operations for at least one year from the financial statement issuance date.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Year Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(37,856)	$(23,613)
Investing activities	(1,706)	(4,947)
Financing activities	39,168	19,306
Effect of exchange rate changes	25	(3)
Net change in cash, cash equivalents, and restricted cash	$(369)	$(9,257)

Net Cash Used in Operating Activities
Net cash used in operating activities increased by $14.2 million to $37.9 million for the year ended March 31, 2026 compared to $23.6 million for the year ended March 31, 2025. The increase was primarily attributable increase in product costs and associated decrease gross profit in addition to large non-recurring costs related to our re-evaluation of Topic 606, and other non-recurring projects.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1.7 million and $4.9 million for the years ended March 31, 2026 and 2025, respectively, primarily attributable to capital expenditures.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $39.2 million for the year ended March 31, 2026 due primarily to cash proceeds from the SEPA, partially offset by the repayment of the revolver in the first quarter of fiscal 2026.

Net cash provided by financing activities was $19.3 million for the year ended March 31, 2025 due primarily to cash proceeds from the SEPA, partially offset by the repayment of the PNC Credit Facility in August 2025.

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

Contractual Obligations

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
(in thousands)	Total	1 year or less	1 – 3 Years	3 –5 Years	More than 5 years
Debt obligations (1)	$128,767	$55,906	$72,861	$—	$—
Future lease commitments (2)	16,895	1,964	2,840	2,522	9,569
Purchase obligations (3)	76,758	76,758	—	—	—
Total	$222,420	$134,628	$75,701	$2,522	$9,569

(1) Consists of principal on our Term Loan and Convertible Note.

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
Revenue Recognition
Our revenue is derived from three main sources: (a) products, (b) service and subscription, and (c) royalties. Our performance obligations are satisfied at a point in time or over time as stand ready obligations. Product revenue is recognized at the point in time when the customer takes control of the product, which typically occurs at the point of shipment. Service and subscription revenue consists of customer support agreements, software subscriptions, installation, and consulting and training. Our software subscriptions include term licenses which are recognized as revenue when the license has been delivered to the customer and related customer support, which is recognized ratably over the service period. Revenue from customer support agreements is recognized ratably over the contractual term of the agreement. Installation services are typically completed within a short period of time and revenue from these services is recognized at the point when installation is complete. A majority of our consulting and training revenue does not take significant time to complete therefore these obligations are satisfied upon completion of such services over time as each day is completed. We license certain products under royalty arrangements, pursuant to which our licensees periodically provide us with reports containing units sold to end users subject to the royalties. The reports substantiate that our performance obligation has been satisfied and we recognize royalty revenue based on the reports or when amounts can be reasonably estimated.

There are significant judgments used when applying Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("Topic 606"), to contracts with customers. Most of our contracts contain multiple goods and services designed to meet each customer's unique storage needs. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. Where standalone selling price may not be directly observable (e.g., the performance obligation is not sold separately), we maximize the use of observable inputs by using information including internal discounting practices, competitor pricing, competitor margins, performance obligations with similar customers and product groupings. Determining the observable inputs and applying them to our performance obligations requires significant judgment. We reassess standalone selling price determination periodically.

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

We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. We recognize penalties and tax-related interest expense as a component of income tax expense in our consolidated statements of operations and comprehensive loss. See Note 9: Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Inventories

Manufacturing Inventories
Our manufacturing inventories are recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Costs include material, direct labor, and an allocation of overhead. Adjustments to reduce the cost of manufacturing inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.
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
Warrant Accounting
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance: ASC 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC 815, Derivatives and Hedging (“Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to Topic 480, meet the definition of a liability pursuant to Topic 480, and whether the warrants meet all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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
Convertible Note
Pursuant to ASC Topic 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for the convertible note issued in December 2025 (the “Convertible Note”). The Convertible Note is initially recorded at its estimated fair value on the date of issuance and subsequently remeasured at fair value at each reporting period-end. Changes in fair value are recognized in earnings in “Change in fair value of Convertible Note” in the condensed consolidated statements of operations and comprehensive loss, which includes the component related to accrued interest. In accordance with ASC 825, the portion of the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income. For the year ended March 31, 2026, the Company determined that the change attributable to instrument-specific credit risk was immaterial. See Note 11: Fair Value of Financial Instruments, with respect to the fair value option election, and Note 4: Debt, for a discussion of the Convertible Note.

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

Interest Rate Risk

We are subject to interest rate risk on borrowings under our variable interest rate term debt. See Note 4: Debt to our consolidated financial statements for a description of our long-term debt. Changes in the market interest rate will increase or decrease our interest expense. Assuming no change in the outstanding borrowings under the term debt during fiscal 2026, a hypothetical 100-basis point increase or decrease in market interest rates sustained throughout the year would not result in a material change to our annual interest expense. Our other long-term debt related to lease obligations have fixed interest rates and terms, and as such, we consider the associated risk to our results of operations from changes in market rates of interest applied to our lease obligations to be minimal.

Foreign Exchange Risk

We conduct business in certain international markets. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our consolidated statements of operations and comprehensive loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Quantum Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Quantum Corporation and subsidiaries (the “Company”) as of March 31, 2026, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of March 31, 2025, were audited by other auditors whose report dated August 26, 2025, expressed an unqualified opinion on those statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 25, 2026, expressed an adverse opinion.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

Significant judgment is exercised by the Company in determination and allocation of stand-alone selling prices for each distinct performance obligation, for products and services that are not sold separately.

Given these factors, the related audit effort in evaluating management’s judgments in determining and allocating the SSP of performance obligations was challenging, subjective, and complex and required a high degree of auditor judgment.
How our audit addressed the Critical Audit Matter
Our principal audit procedures related to the determination and allocation of the SSP of performance obligations included the following:
•We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the determination and allocation of SSP to performance obligations.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.
•We evaluated the appropriateness of the overall methodology used by management to develop the estimates, including considering whether the methodology maximized the use of observable outputs.
•We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•We tested management’s process, including by evaluating key assumptions for performance obligations that do not include directly observable sales. Specifically, included in our procedures we:
◦considered the consistency with external market and competitor margin data for products and services;
◦evaluated the appropriateness of the categorization and classification of products and services;
◦recalculated and evaluated the inputs used in management’s calculations, including selling prices and discounts;
◦evaluated the completeness and accuracy of management’s calculations of estimated selling prices, including the allocation between products and services.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2025.

Melville, New York

June 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Quantum Corporation
Adverse Opinion on Internal Control over Financial Reporting
We have audited Quantum Corporation and subsidiaries (the "Company") internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Revenue Recognition — The Company did not maintain effective internal control related to revenue recognition for the following: (i) internal control for reviewing and updating deferred revenue schedules; (ii) internal control over the accuracy of the inputs into the sales order entry process; and (iii) internal control over the allocation of revenue to performance obligations on a stand-alone selling price basis.

Inventories — The Company did not maintain effective internal control related to inventories. Specifically, internal control over the reconciliation of physical inventories with the Company’s underlying system records.

Income taxes – The Company did not maintain effective internal control related to income taxes. Specifically, the Company did not document and review relevant facts and apply the appropriate tax accounting under accounting standards generally accepted in the United States of America.

Control Environment — The Company did not maintain effective entity-level internal control within the control environment to prevent or detect material misstatements to the consolidated financial statements. Specifically, the Company (i) did not maintain a sufficient complement of trained, knowledgeable resources to execute their responsibilities with respect to internal control over financial reporting for certain financial statements accounts and disclosures; and (ii) conducted inadequate monitoring activities resulting in untimely or ineffective identification of internal control risks to support the design implementation and evaluation of the internal control necessary to provide effective oversight over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows of the Company as of and for the year ended March 31, 2026, and our report dated June 25, 2026 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CohnReznick LLP

Melville, New York

June 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Quantum Corporation.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Quantum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2023 to 2025.

Bellevue, Washington
August 26, 2025

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,572	$16,464
Restricted cash	662	139
Accounts receivable, net of allowance for credit losses of $3,234 and $99, respectively	69,650	52,502
Inventories	16,103	22,434
Prepaid expenses	2,431	2,738
Other current assets	8,068	8,529
Total current assets	112,486	102,806

Property and equipment, net	9,284	11,378
Intangible assets, net	—	281
Goodwill	12,969	12,969
Right-of-use assets, net	7,416	8,580
Other long-term assets	14,737	19,388
Total assets	$156,892	$155,402
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,342	$31,463
Accrued compensation	11,862	9,214
Deferred revenue, current portion	75,654	75,076
Accrued restructuring charges	566	786
Term debt	54,811	96,486
Revolving credit facility	—	26,600
Warrant liabilities	14,105	—
Other accrued liabilities	19,457	17,982
Total current liabilities	205,797	257,607
Deferred revenue, net of current portion	39,030	38,847
Convertible note	90,034	—
Operating lease liabilities	8,172	8,934
Other long-term liabilities	12,716	14,380
Total liabilities	355,749	319,768
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2026 and 2025, respectively	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 14,638 and 6,962 shares issued and outstanding at March 31, 2026 and 2025, respectively	146	70
Additional paid-in capital	853,974	779,645
Accumulated deficit	(1,043,517)	(942,471)
Accumulated other comprehensive loss	(9,460)	(1,610)
Total stockholders' deficit	(198,857)	(164,366)
Total liabilities and stockholders' deficit	$156,892	$155,402
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended March 31,
	2026	2025
Revenue
Product	$172,385	$154,182
Service and subscription	99,226	110,658
Royalty	7,970	9,218
Total revenue	279,581	274,058
Cost of revenue
Product	136,199	119,730
Service and subscription	40,341	44,496
Total cost of revenue	176,540	164,226
Gross profit	103,041	109,832
Operating expenses
Sales and marketing	52,016	52,320
General and administrative	43,917	63,961
Research and development	23,503	31,141
Restructuring charges	8,112	4,090
Total operating expenses	127,548	151,512
Loss from operations	(24,507)	(41,680)
Other expense, net	(1,511)	(710)
Interest expense	(21,575)	(23,607)
Change in fair value of warrant liability	11,315	(45,270)
Change in fair value of convertible note	(4,119)	—
Loss on debt extinguishment, net	(59,641)	(3,003)
Loss before income taxes	(100,038)	(114,270)
Income tax provision	1,008	821
Net loss	$(101,046)	$(115,091)

Net loss per share - basic and diluted	$(7.97)	$(22.35)
Weighted average shares - basic and diluted	12,674	5,150

Net loss	$(101,046)	$(115,091)
Change in fair value of convertible note	(8,444)	—
Foreign currency translation adjustments, net	594	583
Total comprehensive loss	$(108,896)	$(114,508)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2026	2025
Operating activities
Net loss	$(101,046)	$(115,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,282	5,598
Amortization of debt issuance costs	6,613	5,475
Non-cash lease expense	1,277	1,606
Paid-in-kind interest	6,598	5,179
Provision for manufacturing and service inventories	5,333	4,877
Bad debt expense	2,733	77
Stock-based compensation	(849)	2,828
Warrants issued in connection with debt amendments	25,420	—
Change in fair value of warrant liabilities	(11,315)	45,270
Change in fair value of convertible note	4,119	—
Non-cash loss on debt extinguishment	34,221	3,003
Other non-cash	(331)	16
Changes in assets and liabilities:
Accounts receivable	(19,881)	15,209
Inventories	944	801
Accounts payable	(793)	6,154
Prepaid expenses	307	(552)
Operating lease liabilities	(931)	(1,490)
Deferred revenue	760	(2,764)
Accrued restructuring charges	(220)	786
Accrued compensation	2,647	(9,000)
Other assets	686	2,110
Other liabilities	570	6,295
Net cash used in operating activities	(37,856)	(23,613)
Investing activities
Purchases of property and equipment	(1,706)	(4,947)
Net cash used in investing activities	(1,706)	(4,947)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	45,045	25,000
Borrowing of convertible note	54,718	—
Repayment of long-term debt	—	(19,129)
Repayments of long-term debt on Assignment	(52,270)	—
Repayments of long-term debt on Exchange	(56,979)	—
Borrowings of credit facility	102,914	416,418
Repayments of credit facility and payment of amendment fees	(129,514)	(418,811)
Proceeds from shares related to the SEPA, net	75,174	15,828
Proceeds from issuance of common stock, net	80	—
Net cash provided by financing activities	39,168	19,306
Effect of exchange rate changes on cash and cash equivalents	25	(3)
Net change in cash, cash equivalents, and restricted cash	(369)	(9,257)
Cash, cash equivalents, and restricted cash at beginning of year	16,603	25,860
Cash, cash equivalents, and restricted cash at end of year	$16,234	$16,603
Supplemental disclosure of cash flow information
Cash paid for interest	$5,170	$11,927
Cash paid for income taxes, net of refunds	$1,194	$1,814
Non-cash transactions
Purchases of property and equipment included in accounts payable	$116	$850
Right-of-use assets obtained in exchange for new lease liabilities	$112	$678
Warrants issued	$25,420	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$15,572	$16,464
Restricted cash	662	139
Total cash, cash equivalents and restricted cash at the end of year	$16,234	$16,603
The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
March 31, 2024	4,792	$48	$708,027	$(827,380)	$(2,193)	$(121,498)
Net loss	—	—	—	(115,091)	—	(115,091)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	583	583
Shares issued under employee incentive plans, net	157	2	(2)	—	—	—
Warrants exercised related to long-term debt	856	9	52,975	—	—	52,984
Shares issued related to the SEPA, net	1,157	11	15,817	—	—	15,828
Stock-based compensation	—	—	2,828	—	—	2,828
March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	$—	—	(101,046)	$—	(101,046)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	594	594
Change in fair value of convertible note	—	—	—	—	(8,444)	(8,444)
Shares issued under employee incentive plans, net	121	1	79	—	—	80
Shares issued related to the SEPA, net	7,555	75	75,099	—	—	75,174
Stock-based compensation	—	—	(849)	—	—	(849)
March 31, 2026	14,638	$146	$853,974	$(1,043,517)	$(9,460)	$(198,857)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Quantum Corporation, together with its consolidated subsidiaries (“Quantum”, the “Company”, "our" or "we"), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives, (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. The Company reviews subsidiaries and affiliates, as well as other entities, to determine if they should be considered variable interest entities (“VIE”), and whether it should change the consolidation determinations based on changes in their characteristics. The Company considers an entity a VIE if its equity investors own an interest therein that lacks the characteristics of a controlling financial interest, or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, or if the entity is structured with non-substantive voting interests. To determine whether or not the entity is consolidated with the Company’s results, the Company also evaluates which interests are variable interests in the VIE and which party is the primary beneficiary of the VIE. There were no VIEs for the years ended March 31, 2026 or 2025.

Reclassifications
Certain prior-period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on total cash flows. Also, due to the size of the Balance, we have aggregated Manufacturing and Service Inventory into a single line called Inventories on the Consolidated Balance Sheets. Details of the balances in the Inventories line item has been included in Note 3: Balance Sheet Information.
Reverse Stock Split
On August 15, 2024, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued shares of the Company’s common stock, par value $0.01 per share, at a ratio ranging from 1-for-5 shares up to a ratio of 1-for-20 shares, with the exact ratio, if any, to be selected by the Board and set forth in a public announcement. On August 15, 2024, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the common stock. The Reverse Stock Split became effective as of August 26, 2024 at 4:01 p.m., Eastern Time (the “Effective Time”). At the Effective Time, every twenty issued shares of common stock were automatically reclassified into one issued share of common stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole share. The number of outstanding shares of common stock was reduced from approximately 95.9 million shares to approximately 4.8 million shares.

All share and per share amounts for common stock in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.
Liquidity
These consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company generated negative cash flows from operations of approximately $37.9 million and $23.6 million for the fiscal years ended March 31, 2026 and 2025, respectively, and generated net losses of approximately $101.0 million and $115.1 million for the fiscal years ended March 31, 2026 and 2025, respectively. The Company has funded operations through the sale of common stock and term debt borrowings in Note 4: Debt and Note 7: Common Stock. Management believes that it has the ability to obtain additional debt or equity financing, if required, and has historically been able to do so. Management also believes that current working capital will provide the Company with sufficient capital to fund operations for at least one year from the consolidated financial statement issuance date.

As previously disclosed, the Company identified that there was substantial doubt about the Company’s ability to continue as a going concern. This was due to the requirement to repay the Term Loans (as defined herein) on August 5, 2026. Subsequent to March 31, 2026, the Company completed several transactions which resulted in the repayment of the Term Loans and removed the substantial doubt noted above. On June 1, 2026, the Company entered into Securities Purchase Agreements to issue and sell to certain accredited investors an aggregate of 10,615,712 shares of the Company’s common stock. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of $94.7 million. On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement. This fully paid down and extinguished the Company's Term Loans. Also on June 4, 2026, the Company provided a notice to YA II PN, Ltd. ("YA") regarding its termination of the Standby Equity Purchase Agreement (the "SEPA"), effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided. See Note 13: Subsequent Events, for further details. With the cash proceeds, after repayment of the Term Loans, the Company forecasts that operating performance, cash and current working capital will provide sufficient capital to fund operations for at least one year from the financial statement issuance date.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, inventory adjustments, useful lives of intangible assets and property and equipment, stock-based compensation, fair value of warrants, fair value of the convertible note and provision for income taxes including related reserves. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Fair Value of Financial Instruments
The carrying value of our financial instruments approximates fair value.
Inventories
Manufacturing inventories are recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out (“FIFO”) basis. Costs include material, direct labor, and an allocation of overhead in the case of work in process. Adjustments to reduce the cost of manufacturing inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from the Company’s estimates.
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
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization, computed on a straight-line basis over the estimated useful lives of the assets as follows:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or life of lease

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
Operating Leases
The Company determines if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rates implicit in the Company's operating leases are not readily determinable, and therefore, an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use ("ROU") asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. The Company accounts for the lease and non-lease components of operating lease contract consideration as a single lease component.

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

The Company has applied the practical expedient for short-term leases which have a lease term of less than 12 months and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes rent expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and record variable lease payments as incurred.
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
Service and Subscription Revenue
Service and subscription revenue consists of four components: (a) post-contract customer support agreements,
(b) software subscriptions, (c) installation, and (d) consulting and training.

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

The Company also sells software subscriptions that include term licenses, which are recognized as revenue when the license is delivered to the customer, and related customer support, which is recognized ratably over the service period.

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
Royalty Revenue
The Company licenses certain intellectual property to third-party manufacturers which gives the manufacturers rights to intellectual property including the right to either manufacture or include the intellectual property in their products for resale. Licensees pay the Company a per-unit royalty for sales of their products that incorporate its intellectual property. On a periodic and timely basis, the licensees provide the Company with reports containing units sold to end users subject to the royalties. The reports substantiate that the performance obligation has been satisfied therefore revenue is recognized based on the reports or when amounts can be reasonably estimated.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced, which are typically with net 45-day payment terms, but have not yet been recognized as revenue and performance obligations pertaining to service and subscription contracts which have not been satisfied as of the year end. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
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
Standalone selling price
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

Sales commissions earned on contracts exceeding one year qualify for capitalization after application of the practical expedient. The duration of these contracts ranges from 1-7 years. Total capitalized costs were $2.3 million and $2.3 million for fiscal 2026 and 2025, respectively. Total amortization of capitalized costs of obtaining revenue contracts were $1.3 million and $1.3 million for fiscal 2026 and 2025, respectively. These costs are recognized on a straight-line basis over the associated sales contract term.
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
Research and Development Costs
Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third-party professional services. The Company has determined that technological feasibility for its software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, therefore, the Company expenses software-related research and development costs as incurred.
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

Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheets and amortized over 10 years starting when the software is ready for its intended use. Software implementation costs capitalized were $0.0 million and $1.0 million in fiscal 2026 and 2025, respectively. Related amortization expense for software implementation costs was $1.9 million and $1.8 million during fiscal 2026 and 2025, respectively.

Advertising Expense
Advertising expense is recorded as incurred and was $1.9 million and $2.0 million in fiscal 2026 and 2025, respectively.
Shipping and Handling Fees
Shipping and handling fees are included in cost of revenue as incurred and were $11.9 million and $6.8 million in fiscal 2026 and 2025, respectively.
Accrued Restructuring Charges
Accrued restructuring charges include charges related to the realignment and restructuring of the Company’s business operations. These charges represent judgments and estimates of the Company’s costs of severance, closure and consolidation of facilities and settlement of contractual obligations under its operating leases, including sublease rental rates, asset write-offs and other related costs. The Company reassesses the restructuring liability requirements to complete each individual plan under the restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from the Company’s estimates, additional charges may be required. See Note 6: Restructuring Charges, for more information.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. All Lender Warrants were exercised as of March 31, 2025. Quantum issued a Forbearance Warrant in September 2025. See Note 4: Debt and Note 7: Common Stock, for further details.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, in which deferred tax assets and liabilities are recognized based on differences between the financial reporting carrying values of assets and liabilities and the tax basis of those assets and liabilities, measured at the enacted tax rates expected to apply to taxable income in the years in which those tax assets or liabilities are expected to be realized or settled.

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

The Company assesses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized in the consolidated financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances and changes in tax law. The Company recognizes penalties and tax-related interest expense as a component of income tax expense in the consolidated statements of operations and comprehensive loss.
Asset Retirement Obligations
The Company records an asset retirement obligation for the fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, the Company recognizes changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset. The Company’s obligations relate primarily to certain legal obligations to remediate leased property on which certain assets are located. The liability is recorded in Other accrued liabilities and Other long-term liabilities in the consolidated balance sheets.
Warranty Expense
The Company warranties its products against certain defects and the terms range from one to three years. The Company provides for the estimated costs of fulfilling its obligations under hardware warranties at the time the related revenue is recognized. The Company estimates the provision based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The Company regularly reassess its estimates to determine the adequacy of the recorded warranty liability and adjusts the provision, as necessary. See Note 3: Balance Sheet Information, for further information.
Debt Issuance Costs
Debt issuance costs for the Term Loans are recorded as a reduction to the carrying amount and are amortized over their terms using the effective interest method. Amortization of these debt issuance costs is included in interest expense. See Note 4: Debt, for further information.
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

In fiscal 2026, one customer represented more than 10% of total revenues and in fiscal 2025 no customer represented more than 10% of the Company's total revenue.

No customer comprised over 10% of accounts receivable as of March 31, 2026 and March 31, 2025.

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

In fiscal 2026 two vendors represented more than 10% of total expenses and in fiscal 2025 two vendors represented more than 10% of our total expenses.
Segment Reporting
The Company’s chief operating decision-maker ("CODM") is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income and net income as reported on the consolidated statements of operations and comprehensive loss, to assess performance and allocate resources to support strategic priorities. Consolidated net loss is our segment's primary measure of profit or loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has one reportable segment and operates in three geographic regions: (a) Americas; (b) Europe, Middle East, and Africa (“EMEA”); and (c) Asia Pacific (“APAC”). See Note 12: Segment Information, for more information.
Defined Contribution Plan
The Company sponsors a qualified 401(k) retirement plan for its U.S. employees. The plan covers substantially all employees who have attained the age of 18. Participants may voluntarily contribute to the plan up to the maximum limits established by Internal Revenue Service regulations. For the years ended March 31, 2026 and 2025, the Company incurred $0.1 million and $0.3 in matching contributions, respectively. The Company suspended its program of matching contributions under the 401(k) retirement plan as of July 2024.

The Company has other defined contribution plans at its international subsidiaries, as required by local law.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Account Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning on or after December 15, 2024, and may be applied either prospectively or retrospectively.

In fiscal 2026, Quantum revised its tax footnote disclosures upon the adoption of ASU 2023-09. The Company now applies a consistent approach to categorizing and presenting the information and provides enhanced disaggregation within the rate reconciliation. Additionally, the footnote disclosure provides further disaggregation of income taxes paid in foreign jurisdictions. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements for the fiscal year ended March 31, 2026. The Company adopted the standard on a prospective basis.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis ASU 2024-03 will be effective for our fiscal year beginning April 1, 2027, and interim periods within our fiscal year beginning April 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year beginning April 1, 2026,with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosures.

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

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s contract assets and liabilities together with certain information related to this balance as of March 31, 2026 (in thousands):

	March 31, 2026	March 31, 2025	March 31, 2024
Accounts receivable, net	$69,650	$52,502	$67,788
Contract assets (in Other current assets)	$351	$278	$501
Deferred revenue	$114,684	$113,923	$116,687
Revenue recognized in the period from amounts included in contract liabilities at the beginning of the period	$77,996	$74,048	$76,304

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) which are contracted but not recognized into revenue was $163.2 million as of March 31, 2026. RPO consists of both deferred revenue, which is included in the consolidated balance sheets, and non-cancelable amounts from contracts that will be invoiced and are not included in the consolidated balance sheets. These amounts exclude variable consideration related to sales-based royalties.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of March 31, 2026	$123,962	$39,271	$163,233

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of March 31, 2026 (in thousands):

	Deferred revenue by period
	Current	Non-current	Total
Service revenue	$62,897	$29,252	$92,149
Subscription revenue	12,161	9,778	21,939
Product revenue	$596	$—	$596
Total	$75,654	$39,030	$114,684

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Manufacturing inventories	March 31,
	2026	2025
Manufactured finished goods	$5,887	$10,471
Work in progress	990	380
Raw materials	8,508	9,485
Service parts Inventories	718	2,098
Total manufacturing inventories	$16,103	$22,434

Property and equipment, net	March 31,
	2026	2025
Machinery and equipment, and software	$48,298	$47,385
Leasehold improvements	13,645	13,529
Furniture and fixtures	1,169	1,095
	63,112	62,009
Less: accumulated depreciation	(53,828)	(50,631)
Total property, plant and equipment, net	$9,284	$11,378

Depreciation expense for property and equipment was $3.1 million and $4.2 million for the years ended March 31, 2026 and 2025, respectively.

Intangible assets, net	March 31, 2026			March 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$9,013	$(9,013)	$—	$9,013	$(9,013)	$—
Customer lists	4,398	(4,398)	—	4,398	(4,117)	281
Intangible assets, net	$13,411	$(13,411)	$—	$13,411	$(13,130)	$281

Intangible assets amortization expense was $0.3 million and $1.4 million for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the intangible assets were fully amortized. The Company recorded amortization of developed technology in cost of product revenue, and customer lists in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

Goodwill
Amount
Balance at March 31, 2024	$12,969
Goodwill acquired	—
Balance at March 31, 2025	12,969
Goodwill acquired	—
Balance at March 31, 2026	$12,969

Other long-term assets	March 31,
	2026	2025
Capitalized SaaS implementation costs for internal use	$12,063	$13,910
Capitalized debt costs	—	2,871
Deferred taxes	1,062	705
Contract cost asset	994	1,144
Other	618	758
Total other long-term assets	$14,737	$19,388

Other accrued liabilities	March 31,
	2026	2025
Accrued expenses	$7,456	$7,947
Accrued interest	2,827	350
Accrued supplier owned inventory obsolescence	2,057	1,302
Accrued income taxes	1,153	528
Accrued warranty	772	1,032
Lease liability	799	856
Accrued product returns	783	818
Other	3,610	5,149
Total other accrued liabilities	$19,457	$17,982

The following table details the change in the accrued warranty balance (in thousands):

	Year Ended March 31,
	2026	2025
Balance as of April 1	$1,032	$1,545
Current period accruals	2,645	2,333
Adjustments to prior estimates	(23)	46
Charges incurred	(2,758)	(2,735)
Reclassification to long-term warranty	(124)	(157)
Balance as of March 31	$772	$1,032

NOTE 4: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	Year Ended March 31,
	2026	2025
Term Loan	$55,906	$102,507
Convertible Note	90,034	—
PNC Credit Facility	—	26,600
Less: current portion	(54,811)	(123,086)
Less unamortized debt issuance costs(1)	(1,095)	(6,021)
Long-term debt, net	$90,034	$—

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

Subsequent to the August 2024 Amendments, the 2021 Term Loan amortizes at 5.00% per annum commencing on September 30, 2025. Subsequent to the August 2024 Amendments and (A) until March 31, 2025, loans under the 2021 Term Loan designated as ABR Loans bear interest at a rate per annum equal to the “ABR Rate” (calculated as the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) a secured overnight financing rate (the “SOFR Rate”) based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by The Wall Street Journal), plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such interest rate margin paid-in-kind, with two specified step-downs in such applicable margin upon the receipt by the Company of cash proceeds from certain specified capital raises, and (B) from and after April 1, 2025, loans under the 2021 Term Loan designated as (x) ABR Loans bear interest at a rate per annum equal to the ABR Rate, plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bear interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such applicable margin paid-in-kind, with a step-up of 1.00% per annum (which shall be paid-in-kind) if the Company’s total net leverage ratio is greater than 4.00x, and a step-down of 1.00% per annum if the Company’s total net leverage ratio is less than 3.50x (which shall reduce the paid-in-kind component of the applicable margin). The SOFR Rate is subject to a floor of 2.00%. The Company can designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.

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

On April 2, 2025, the Company consented to an assignment (the “Master Assignment Agreement”) of the 2021 Term Loan and 2024 Term Loans. One of the lenders sold $51.4 million of Term Loan and assigned all of its interests to Dialectic Technology SPV, LLC (“Dialectic”). The Master Assignment Agreement was accounted for as a debt extinguishment. The Company recorded a gain on debt extinguishment of $2.4 million related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees related to the previous lender. The $0.4 million in new lender fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

On May 5, 2025, the Company entered into an amendment (the “May 2025 Term Loan Amendment”) to the Term Loan. The May 2025 Term Loan Amendment, among other things, revised the prepayment requirements under the Term Loan Credit Agreement in connection with the net cash proceeds received from the SEPA. The May 2025 Term Loan Amendment was accounted for as a modification and the $0.1 million in lender amendment fees were recorded as a reduction to the carrying amounts of the term loans and amortized to interest expense over the remaining term of the loan.

On August 13, 2025, the Company terminated its PNC Credit Facility. As of the date of termination, there were no amounts outstanding under the facility. In connection with the termination, the Company paid an exit fee of

$1.2 million, which was recorded within Loss on Debt Extinguishment on the consolidated statement of operations and comprehensive loss.

On August 13, 2025, the Company obtained waivers to certain covenants including the net leverage covenant under the Term Loan Credit Agreement for the quarter ended June 30, 2025. Additionally, the requirement to use certain proceeds of the SEPA to pay down the Term Loan was waived.

On September 23, 2025, the Company entered into the Fifteenth Amendment to the Term Loan Credit Agreement with Quantum LTO Holdings, LLC, Dialectic, OC III LVS XXXIII LP (“LVS XXXIII”), OC III LVS XL LP (“LVS XL” and together with LVS XXXIII, the “OC III Lenders”), and Alter Domus (US) LLC, as disbursing agent and collateral agent (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) permits the Company to retain up to $15.0 million of net cash proceeds from the SEPA received on or after the date of the Fifteenth Amendment for working capital and general corporate purposes, (ii) converts certain tranches of Term Loans held by the OC III Lenders into new and separate tranches, (iii) defers payment of cash interest on Term Loans held by Dialectic accruing during the quarters ended September 30, 2025 and December 31, 2025, until the earliest of (a) the date the Company elects to pay such deferred cash interest, (b) the maturity of such term loans, or (c) the date the Debt Exchange (as defined below) occurs, at which point such deferred interest will be subject to the terms of the Convertible Note indenture, and increases the interest rate applicable to such term loans by 2.00% during the period that such cash interest is being deferred, (iv) eliminates the existing maximum total net leverage ratio covenant and minimum daily liquidity covenant (noting that, following the Debt Exchange (as defined below), the Convertible Note will be subject to a minimum liquidity covenant), and (v) amends certain other provisions, including mandatory prepayment events, payment of fees and expenses, and reporting requirements.

In connection with the Fifteenth Amendment, the Company issued a warrant (the “Forbearance Warrant”) to Dialectic to purchase up to 2,653,308 shares of its common stock, representing 19.9% of the Company’s outstanding shares as of the date of the Transaction Agreement (as defined below) as consideration for the forbearance, waivers, and amendments granted under the Fifteenth Amendment. See Note 7: Common Stock, for additional information.

With respect to the Term Loans held by Dialectic, the Fifteenth Amendment was accounted for as an extinguishment under ASC 470-50, resulting in the recognition of a new debt instrument, the derecognition of the original term loans, and a loss on extinguishment of $31.0 million, which is included in loss on debt extinguishment on the consolidated statement of operations and comprehensive loss for fiscal year ended March 31, 2026. The fair value of the Forbearance Warrant was treated as a lender fee and included in the extinguishment loss calculation. The Fifteenth Amendment to the Term Loans held by OC III Lenders was accounted for as a modification. See Note 11: Fair Value of Financial Instruments, for additional information.

On September 23, 2025, the Company entered into an agreement with Dialectic and the OC III Lenders (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to issue to Dialectic, on a dollar-for-dollar basis, one or more 10.00% PIK Senior Secured Convertible Notes due 2028 ("Convertible Note") in exchange for the amounts then outstanding under the term loans held by Dialectic (the “Debt Exchange”). On December 18, 2025, the Company closed the transactions contemplated by the Transaction Agreement (the “Closing”), including its issuance to Dialectic of the Convertible Note and extinguishing $54.7 million of Term Debt. Associated lender fees of $2.2 million were also incurred. The Closing was conditioned upon, among other things, approval of the Debt Exchange by the Company’s stockholders, which approval was obtained on December 16, 2025.

The Convertible Note has a three-year maturity and bears interest at 10% per annum, payable in kind and compounded annually. The Convertible Note is secured by substantially all of the assets of the Company that secure the Term Loan. The initial conversion price equals $10.00 per share of the Company’s common stock (the “Conversion Price”). The Conversion Price is subject to four quarterly resets on the last day of each calendar quarter immediately following September 15, 2025 (each, a “Reset Price Date”) to the greater of (a) $4.00 per share and (b) the lesser of (i) the then-current Conversion Price and (ii) the 30-day Volume-Weighted Average Price (VWAP) of the Company’s common stock immediately preceding the Reset Price Date.
The Lender may, at any time, elect to exchange all or any portion of the outstanding principal amount, accrued and unpaid interest and premium (if any) of the Convertible Note for shares of the Company’s common stock at the then-applicable Conversion Price. Beginning six months after the Closing, if certain conditions are met, the Company may, at its election, require the Lender to exchange a portion of the outstanding Convertible Note into shares of the Company’s common stock at the then-applicable Conversion Price if the 10-day VWAP exceeds specified multiples of the Conversion Price (the “Company Mandatory Exchange”). The Company Mandatory

Exchange, if triggered, occurs in tranches of 20%, 20%, 30%, and the remaining balance. If certain conditions are met, at the Company’s option, on the maturity date, any outstanding principal, accrued and unpaid interest, and premium (if any) may be exchanged for shares of the Company’s common stock at 80% of the average of the Daily VWAP for each of the five lowest consecutive trading days during the 20 consecutive trading days ending on (and including) the trading day immediately prior to the maturity date.

The Company accounted for the exchange of Dialectic’s term loans for the Convertible Note as an extinguishment of the term loans and recognized a loss on debt extinguishment of $28.9 million on the consolidated statement of operations and comprehensive loss for the fiscal year ended March 31, 2026. The Company elected the fair value option under ASC 825 for the Convertible Note. See Note 11: Fair Value of Financial Instruments, for additional information.
Related Party Transactions
The Forbearance Warrant and Convertible Note issued to Dialectic constitute related party transactions, as John Fichthorn, a member of the Company's Board, is also Managing Partner of Dialectic Capital Management, the investment adviser to Dialectic. On issuance of the Convertible Note, Quantum paid $1.1 million to Dialectic for consulting services. The fair values of the Forbearance Warrant and Convertible Note as of March 31, 2026 are included in Note 11: Fair Value of Financial Instruments.

NOTE 5: LEASES
Supplemental consolidated balance sheets information related to leases is as follows (in thousands):

	Year Ended March 31,
Operating leases	2026	2025
Operating lease right-of-use assets	$7,416	$8,580

Operating lease liability, current - included in other accrued liabilities	$799	$856
Operating lease liability	8,172	8,934
Total operating lease liabilities	$8,971	$9,790

The components of lease expense were as follows (in thousands):

	Year Ended March 31,
Lease expense	2026	2025
Operating lease expense	$2,190	$2,895
Variable lease expense	251	263
Short-term lease expense	426	48
Total lease expense	$2,867	$3,206

Maturity of Lease Liabilities	Operating Leases
Fiscal year ending March 31, 2027	$1,964
2028	1,606
2029	1,234
2030	1,237
2031	1,285
Thereafter	9,569
Total lease payments	16,895
Less: Imputed interest	(7,924)
Present value of lease liabilities	$8,971

Lease Term and Discount Rate	March 31,
	2026	2025
Weighted average remaining operating lease term (years)	10.16	10.53
Weighted average discount rate for operating leases	12.67%	12.64%

Operating cash outflows related to operating leases totaled $2.2 million and $2.8 million for the fiscal years ended March 31, 2026 and March 31, 2025, respectively.

NOTE 6: RESTRUCTURING CHARGES
During fiscal years 2026 and 2025, the Company approved certain restructuring plans to improve operational efficiencies and rationalize its cost structure. All restructuring activities from 2025 fiscal year were completed by the fourth quarter of fiscal 2026. During fiscal year 2026, all employees were notified; however, due to local requirements, not all employees had left employment by the end of the fiscal year. No asset impairments occurred in fiscal year 2026 or in fiscal year 2025.
The following tables show the activity for accrued restructuring (in thousands):

Severance and benefits
Balance as of March 31, 2024	$—
Restructuring charges	4,090
Cash payments	(3,266)
Other non-cash	(38)
Balance as of March 31, 2025	786
Restructuring charges	8,112
Cash payments	(8,363)
Other non-cash	31
Balance as of March 31, 2026	$566

NOTE 7: COMMON STOCK
In the fiscal year ended March 31, 2023, the Company’s stockholders approved an increase in its authorized shares of common stock from 125 million to 225 million.
Long-Term Incentive Plan
The Company maintains the 2023 Long-Term Incentive Plan (the “2023 LTIP”) which provides for grants of performance share units, restricted stock units and stock options. On August 15, 2024, the stockholders of the Company approved an additional 250,000 shares of Common Stock under the 2023 LTIP for future issuance and on December 16, 2025, the Company’s stockholders approved an amendment to (i) increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,400,000 shares and (ii) remove the individual annual award limits for employees and consultants.
Equity awards typically vest between one and four years. Stock options, performance shares and restricted stock grants to non-employee directors typically vest over one year. The term of each stock option under the 2023 Plan will not exceed seven years. Stock options, performance share units and restricted stock units granted under the 2023 Plan are subject to forfeiture if employment terminates.
The 2023 Plan has 2.2 million shares authorized for issuance of new shares, with 0.5 million performance shares and restricted shares outstanding, 0.1 million stock options outstanding, and 1.6 million shares available for future issuance under the Plan as of March 31, 2026.
2021 Inducement Plan

The Company's 2021 Inducement Plan (the "2021 Inducement Plan") became effective on February 1, 2021 and provides for issuance of inducement equity awards to individuals who were not previously an employee or non-employee director of the Company as an inducement to such individual's entering into employment with the Company. The term of each stock option and restricted stock unit under the plan will not exceed seven years, and each award generally vests between two and three years.
On December 30, 2022, the Leadership and Compensation Committee of the Board of Directors approved an amendment to the 2021 Inducement Plan to increase the number of shares of common stock of the Company authorized for issuance thereunder from 38,500 to 0.1 million. In addition, the committee approved increasing the number of shares of common stock of the Company authorized for issuance under the 2021 Inducement Plan to 0.2 million. There were 0.1 million shares available for future issuance as of March 31, 2026.
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
The Company has reserved shares of common stock for future issuance under its ESPP as follows (in thousands):

	March 31,
	2026	2025
Shares available for issuance at beginning of year	204.4	4.4
Additional shares authorized for issuance during the period	—	200
Total shares available for future issuance at end of year	204.4	204.4

Performance Stock Units

The Company granted 120,000 and 180,126 units of performance stock units with financial performance conditions (“Performance PSUs”) in the fiscal years ended March 31, 2026 and 2025, respectively. Performance PSUs become eligible for vesting based on the Company achieving certain financial performance targets, and are contingent upon continued service of the holder of the award during the vesting period. Performance PSUs are valued at the market closing share price on the date of grant and compensation expense for Performance PSUs is recognized when it is probable that the performance conditions will be achieved. Compensation expense recognized related to Performance PSUs is reversed if the Company determines that it is no longer probable that the performance conditions will be achieved.

The following table summarizes activity for the unvested Market PSUs and Performance PSUs for the year ended March 31, 2026 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of March 31, 2025	213	$6.87
Granted	120	$6.11
Vested	(4)	$19.53
Forfeited or cancelled	(200)	$7.23
Unvested as of March 31, 2026	129	$6.87

As of March 31, 2026, there was $0.7 million of unrecognized stock-based compensation related to Market PSUs and Performance PSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

The total grant date fair value of shares granted during fiscal years ended March 31, 2026 and 2025 was $0.7 million and $0.4 million, respectively.

Restricted Stock Units

The Company granted 370,905 and 312,250 of service-based restricted stock units (“RSUs”) in the fiscal years ended March 31, 2026 and 2025, respectively, which generally vest ratably over a three-year service period. RSUs are valued at the market closing share price on the date of grant and compensation expense for RSUs is recognized ratably over the applicable vesting period.

The following table summarizes activity for the unvested RSUs for the year ended March 31, 2026 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of March 31, 2025	327	$11.32
Granted	371	$6.93
Vested	(117)	$8.58
Forfeited or cancelled	(170)	$13.94
Unvested as of March 31, 2026	411	$7.06

The total grant date fair value of RSUs granted during fiscal years ended March 31, 2026 and 2025 was $2.6 million and $3.8 million, respectively.

As of March 31, 2026, there was $2.8 million of total unrecognized stock-based compensation related to RSUs, which is expected to vest over a weighted-average period of 1.7 years.
Stock Options
During fiscal 2026, the Company granted equity awards to its Chief Executive Officer including options to purchase 100,000 shares of the Company’s common stock, one award for 50,000 in November 2025 with a grant date fair value of $7.39 per share and the other award for 50,000 in January 2026 which had a grant date fair value if $5.02 per share. Both awards vest in four equal annual installments, subject to continued service. The stock option was valued using the Black-Scholes option pricing model on the grant date.

The significant assumptions used by the Company to estimate the fair value of the option awards as of March 31, 2026 are summarized below:

	November 1, 2025	January 1, 2026
Term (years)	7.00 years	7.00 years
Volatility [1]	100.2%	98.8%
Dividend yield [2]	0.00%	0.00%
Risk-free interest rate [3]	3.66%	3.79%
Grant date fair value	$7.39	$5.02
1 Volatility is based of the Company's historical stock price over a period of the expected term of the options.
2 Dividend yield is set to —% as the Company has not historically paid dividends.
3 Risk-free interest rate is based on the Treasury yield for the expected term of the options.

Stock-based Compensation Expense

The following table details the Company's stock-based compensation expense (in thousands):

	Year Ended March 31,
	2026	2025
Cost of revenue	$(21)	$373
Research and development	73	495
Sales and marketing	(66)	317
General and administrative	(835)	1,643
Total stock-based compensation	$(849)	$2,828

	Year Ended March 31,
	2026	2025
Restricted stock units	$693	$2,515
Performance share units	(1,635)	313
Stock options	93	—
Total stock-based compensation	$(849)	$2,828
The negative stock compensation expense in fiscal 2026 is largely driven by separations during the period.
Warrants
In connection with various debt refinancing and debt amendment activities detailed in Note 4: Debt, the Company issued warrants to purchase shares of the Company common stock. As of March 31, 2026, there was a Forbearance Warrant issued in September 2025 which are exercisable until the seventh anniversary of its issuance. As of March 31, 2024, there were Lender Warrants that were issued in December 2018 which were exercisable until December 27, 2028, issued in June 2020 which were exercisable until June 16, 2030 and issued in June 2023 which were exercisable until June 1, 2033 (collectively the "Lender Warrants"). The Lender Warrants were fully exercised in fiscal 2025.
Lender Warrants
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

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 Lender Warrant liabilities for the years ended March 31, 2024 and March 31, 2025. The Company did not issue any Lender Warrants during the year ended March 31, 2026 and had no outstanding Lender Warrants as of March 31, 2026.

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

The Forbearance Warrant is classified as a liability under ASC 480, as it may require cash settlement and meets the definition of a derivative. It is initially measured at fair value, with subsequent changes recognized in the consolidated statements of operations and comprehensive loss under “Change in fair value of warrant liabilities.” See Note 11: Fair Value of Financial Instruments, for additional information.

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 Forbearance Warrant liabilities for the years ended March 31, 2026 and March 31, 2025:

Balance at March 31, 2025	$—
Issuance of warrants	25,420
Change in fair value of warrant liabilities	(11,315)
Balance at March 31, 2026	$14,105
Other Warrants
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
Standby Equity Purchase Agreement
On January 25, 2025, we entered into the SEPA with YA in which pursuant to and subject to its terms, the Company has the right, but not the obligation, to sell up to $200.0 million of common stock at any time during the three-year period following the date of the SEPA. On January 27, 2025, the Company filed a registration statement on Form S-1 in connection with the SEPA. The Registration Statement on Form S-1 was declared effective February 11, 2025.

Sales of common stock under the SEPA may be made by the Company at its discretion from time to time and will depend upon market conditions and other factors. The purchase price for shares sold under the SEPA is based on a formula tied to the volume-weighted average price of the Company’s common stock.

In addition, in no event may the Company issue more than 1,157,139 shares of common stock under the SEPA, representing 19.99% of the Company’s common stock outstanding immediately prior to execution of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval in accordance with applicable Nasdaq rules or otherwise satisfies the conditions under which the Exchange Cap would not apply. The SEPA is also subject to a 4.99% beneficial ownership limitation, which restricts YA from acquiring shares that would result in ownership above that threshold.

As of March 31, 2026, the Company has issued approximately 8.7 million shares of common stock under the SEPA for net proceeds of approximately $91.0 million with 7.6 million shares sold in fiscal 2026 for net proceeds of $75.2 million.
The amount of additional capital that may be raised under the SEPA will depend on market conditions, trading volumes, the Company’s stock price, and the continued satisfaction of the applicable limitations and conditions under the agreement.
The Company evaluated the SEPA that includes the right to require YA to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has an immaterial value as of March 31, 2026 and 2025.
Registration Rights Agreements
Pursuant to the registration rights agreements applicable to the Lender Warrants, the holders have certain registration rights for the shares of common stock issuable upon exercise of the applicable warrants, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement with respect to at least

40% of the registrable securities held by such holder as of the issuance date of the applicable warrants; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

The registration rights agreement dated September 23, 2025, by and between the Company and Dialectic, grants Dialectic certain registration rights with respect to the shares of common stock issuable upon exercise of the Forbearance Warrant, including certain mandatory resale registration and piggyback registration rights, subject to certain limitations.

In addition, the registration rights agreement dated December 18, 2025, by and between the Company and Dialectic, grants Dialectic certain registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Note, including certain mandatory resale registration and piggyback registration rights, subject to certain limitations.

NOTE 8: NET LOSS PER SHARE
Equity Instruments Outstanding
The Company has stock options, warrants, performance share units and restricted stock units granted under various stock incentive plans that, upon exercise and vesting, would increase shares outstanding.

The following table sets forth the computation of basic and diluted net loss (in thousands, except per share data):

	Year Ended March 31,
	2026	2025
Numerator:
Net loss used in basic and diluted earnings per share	$(101,046)	$(115,091)

Denominator:
Weighted average common shares outstanding used in basic and diluted earnings per share	12,674	5,150

Net income loss per share - basic and diluted	$(7.97)	$(22.35)

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended March 31,
	2026	2025
Stock awards[1]	62	127
Warrants	2,653	634
Total	2,715	761

1 Stock awards include stock options, performance share units and restricted stock units

The Company had outstanding market based restricted stock units as of March 31, 2026 and 2025 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 30,517 and 186,616 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of March 31, 2026 and 2025, respectively.

NOTE 9: INCOME TAXES
Pre-tax loss reflected in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2026 and 2025 is as follows (in thousands):

	Year Ended March 31,
	2026	2025
U.S.	$(98,392)	$(112,416)
Foreign	(1,646)	(1,854)
Total	$(100,038)	$(114,270)

Income tax provision consists of the following (in thousands):

	Year Ended March 31,
	2026	2025
Current tax expense
Federal	$—	$—
State	19	36
Foreign	1,312	741
Total current tax expense	1,331	777
Deferred tax expense (benefit)
Federal	19	20
State	7	37
Foreign	(349)	(13)
Total deferred tax expense (benefit)	(323)	44
Income tax provision	$1,008	$821

Income taxes paid, net of refunds received (in thousands):

For the year ended March 31,
2026
Federal	$—
State	(52)
Foreign
Belgium	116
France	77
India	149
Israel	449
Italy	93
Malaysia	79
Mexico	80
United Kingdom	103
Other Foreign Jurisdictions	100
Total Foreign	1,246
Total Income Taxes paid, net of refunds received	$1,194

Beginning with 2026 annual reporting, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, prospectively as described in Note 9. In FY26, state and local income taxes in California, South Carolina, Minnesota, and New Jersey comprise the majority of the state and local income taxes, net of federal effect category.
A reconciliation of the federal statutory income tax rate of 21% to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 was as follows (in thousands, except percentages):

	For the year ended March 31,
	2026
At Statutory Rate	$(21,008)	21.0%
State Income Taxes, net of Federal Effect	1,733	(1.7)%
Change in Valuation Allowance	(7,131)	7.1%
Nontaxable or Nondeductible Items
Loss on Debt Extinguishment	12,526	(12.5)%
Warrants Mark-to-Market	(2,376)	2.4%
Legal Services	2,368	(2.4)%
Other Nondeductible Items	1,477	(1.5)%
Changes in Tax Laws or Rates	—	—%
Tax Credits
R&D Credits	4,614	(4.6)%
Foreign Tax Credit	11,915	(11.9)%
Cross-Border Tax Laws
Subpart F Inclusion	281	(0.3)%
Worldwide Changes in UTB	(4,683)	4.7%
Other	519	(0.5)%
Foreign Tax Effects
Other Foreign Jurisdictions	773	(0.8)%
Total Tax Expense	$1,008	(1.0)%

The income tax provision differs from the amount computed by applying the federal statutory rate of 21% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2026		2025
Expense (benefit) at the federal statutory rate	$(21,008)	21.0%	$(24,122)	21.1%
Equity compensation	188	(0.2)%	580	(0.5)%
Permanent items	17,351	(17.3)%	309	(0.3)%
Foreign taxes	1,135	(1.1)%	299	(0.3)%
State income taxes	1,733	(1.7)%	36	—%
Valuation allowance	(7,152)	7.1%	13,907	(12.2)%
Uncertain tax positions	(4,722)	4.7%	(6,672)	5.8%
Expiration of attributes	16,963	(17.0)%	8,427	(7.4)%
Research and development credits	(367)	0.4%	(844)	0.7%
Warrant fair value adjustments	(2,376)	2.4%	9,507	(8.3)%
Other	(737)	0.8%	(606)	0.5%
Income tax provision	$1,008	(1.0)%	$821	(0.7)%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2026	2025
Deferred tax assets
Loss carryforwards	$71,533	$61,466
Deferred revenue	23,865	25,895
Capitalized research and development	23,094	28,824
Tax credits	2,817	15,517
Disallowed interest	22,890	19,696
Other accruals and reserves not currently deductible for tax purposes	3,651	3,913
Lease obligations	1,853	2,016
Inventory	4,537	3,779
Acquired intangibles	989	1,285
Accrued warranty expense	178	277
Depreciation	1,491	1,755
Gross deferred tax assets	156,898	164,423
Valuation allowance	(154,616)	(161,730)
Total deferred tax assets, net of valuation allowance	2,282	2,693
Deferred tax liabilities
Lease assets	(1,529)	(1,711)
Other	290	(323)
Total deferred tax liabilities	(1,239)	(2,034)
Net deferred tax assets (liabilities)	$1,043	$659

The valuation allowance increased by $6.9 million during the year ended March 31, 2026 and increased by $14.1 million during the year ended March 31, 2025, respectively.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended March 31,
	2026	2025
Beginning Balance	$81,678	$88,341
Increase in balances related to tax positions in current period	1,050	1,558
Increase (decrease) in balances related to tax positions in prior period	40	(12)
Decrease in balances due to lapse in statute of limitations	(6,179)	(8,209)
Ending balance	$76,589	$81,678

During fiscal 2026, excluding interest and penalties, there was a $(5.1) million change in the Company's unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2026 was $77.8 million, of which $68.8 million, if recognized, would favorably affect the effective tax rate. At March 31, 2026, accrued interest and penalties totaled $1.2 million. The Company's practice is to recognize interest and penalties related to income tax matters in the income tax provision in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, $70.9 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the consolidated balance sheets and $6.9 million (including interest and penalties) were included in other long-term liabilities in the consolidated balance sheets.
The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company's U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, the Company is generally open to examination for the most recent three to five fiscal years. During the next 12 months, it is reasonably possible that approximately $2.6 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $1.7 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the consolidated statements of operations and comprehensive loss is estimated to be $0.9 million.
As of March 31, 2026, the Company had federal net operating loss and tax credit carryforwards of approximately $324.8 million and $26.7 million, respectively. The net operating loss and tax credit carryforwards expire in varying amounts in fiscal 2026 if not previously utilized, and $151.5 million are indefinite-lived net operating loss carryforwards. These carryforwards include $5.3 million of acquired net operating losses, the utilization of which is subject to various limitations due to prior changes in ownership.
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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2026, the Company had issued non-cancelable commitments for $76.8 million to purchase inventory from its contract manufacturers and suppliers.
Legal Proceedings
From time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, we do not expect that the ultimate outcome of any additional currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.
Litigation
Shareholder Litigation
On September 4, 2025, a shareholder class action complaint was filed in the United States District Court for the District of Colorado. The complaint identifies Seung Lee as the plaintiff and names Quantum Corporation and James J. Lerner, Kenneth P. Gianella, and Laura Nash as defendants. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 related to certain disclosures made in the Company’s quarterly and annual reports regarding its financial reporting for the third quarter of the Company’s fiscal year 2025 and its restatement of that financial reporting. The complaint sought to designate the plaintiff as the lead plaintiff for the class and define a class period of November 15, 2024 through August 18, 2025. On January 27, 2026, a revised final complaint named Hunsu Son as the lead plaintiff and reiterated the violations alleged in the original complaint. The revised complaint seeks an award of unspecified damages, costs, and expenses. The Company has filed a motion to dismiss the litigation. Briefing of that motion is underway. At this time, Quantum is not able to determine whether this lawsuit would have any material adverse effect on our business, operating results, or financial condition.
Derivative Litigation
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
Another shareholder derivative complaint was filed in the same court on November 4, 2025. That complaint names Felicia Marti on behalf of Quantum Corporation as the plaintiff, with James J. Lerner, Kenneth P. Gianella, Laura Nash, John Fichthorn, Donald J. Jaworski, Hugues Meyrath, John R. Tracy, and Emily White named as defendants.The complaint substantially repeats the allegations of the Cullison derivative litigation and seeks relief of recovery of damages sustained by Quantum arising from the allegations, certain corporate governance reforms, and fees and costs incurred.
The court ordered the separate Cullison and Marti shareholder derivative complaints to be consolidated and stayed pending final resolution of the motion to dismiss the amended complaint in the Lee shareholder class action litigation. At this time, Quantum is not able to determine whether the consolidated lawsuits would have any material impact on our business, operating results, or financial condition.
Leases
At the end of fiscal 2026, the Company had various non-cancelable operating leases for office facilities. Refer to Note 5: Leases, for additional information regarding lease commitments.
NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal years ended March 31, 2026 and 2025.

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

Information related to the fair value of the Company's warrant liabilities and Convertible Note, which were determined utilizing Level 2 inputs to determine such fair value, are included in Note 4: Debt.

The following table represents the carrying value and total estimated fair value of the Company's Term Loan which was determined utilizing Level 2 inputs to determine fair value.

	March 31,
	2026		2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$55,906	$51,339	$102,507	$91,576

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.
Warrants
On September 23, 2025, the Company established the initial fair value for the Forbearance Warrant issued to Dialectic in connection with the Fifteenth Amendment. The fair value was subsequently remeasured as of March 31, 2026, and the resulting change in fair value was recognized in the consolidated statement of operations and comprehensive loss under “Change in fair value of warrant liability.”

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

The following table summarizes the key assumptions used in estimating the fair value of the Forbearance Warrant at issuance and at March 31, 2026:

	March 31, 2026	September 23, 2025
Discount period (years)	6.48 years	7.0 years
Risk-free interest rate	3.65% - 4.02%	3.52% - 3.83%
Stock price volatility	100.00%	98.00%
Stock price at valuation date	$4.75	$10.69
Probability[1]	15% - 15% - 70%	35% - 15% - 50%
Fair value (in thousands)	$14,105	$25,420

(1) Scenario probability as of issuance was based on timing expectations of management that a liquidation event occurring was estimated at 35%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 50% and were revised at March 31, 2026 to a 15% of a liquidation event occurring; a 15% of a fundamental transaction occurring; and none of the previous events were estimated at 70%.

The table below sets forth a summary of changes in the fair value of the Company’s Forbearance warrant liabilities for the period ended March 31, 2026:

Balance at March 31, 2025	$—
Issuance of warrants	25,420
Change in fair value of warrant liabilities	(11,315)
Balance at March 31, 2026	$14,105
Convertible Note
The Company measures the Convertible Note at fair value using significant inputs that are not observable in active markets and therefore classifies the Convertible Note as a Level 3 measurement within the fair value hierarchy.

Changes in the fair value of the Convertible Note resulting from updated assumptions and estimates are recognized as a fair value adjustments in the consolidated statements of operations and comprehensive loss.

The Company estimated the fair value of the Convertible Note using a Monte Carlo simulation method, as the Convertible Note includes features for which the settlement outcome depends on the path of the Company’s common stock price and other variables over time. In addition, the Company assigned probabilities to various possible settlement scenarios.
The significant assumptions used by the Company to estimate the fair value of the Convertible Note as of December 18, 2025 and March 31, 2026 are summarized below:

	March 31, 2026	December 18, 2025
Term (years)	2.7 years	3.0 years
Volatility	85.0%	120.0%
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.77%	3.47%
Probability for maturity	85%	65%
Probability for liquidation event [1]	15%	35%
1 See probability discussed under Warrants. Scenario probability was consistently applied.

The table below sets forth a summary of changes in the fair value of the Convertible Note for the period ended March 31, 2026:

Balance at March 31, 2025	$—
Issuance of Convertible Note	77,471
Change in fair value of Convertible Note recognized in Net Loss	4,119
Change in fair value of Convertible Note recognized in Other Comprehensive Loss	8,444
Balance at March 31, 2026	$90,034

NOTE 12: SEGMENT INFORMATION
Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the Company evaluates its financial performance (in thousands):

	Year Ended March 31,
	2026	%	2025	%
Americas[1]
Product revenue	$90,053		$82,772
Service and subscription	56,816		59,277
Total revenue	146,869	52.5%	142,049	51.8%

EMEA
Product revenue	62,714		53,742
Service and subscription	34,128		40,818
Total revenue	96,842	34.6%	94,560	34.5%

APAC
Product revenue	19,618		17,668
Service and subscription	8,282		10,563
Total revenue	27,900	10.0%	28,231	10.3%

Consolidated
Product revenue	172,385		154,182
Service and subscription	99,226		110,658
Royalty[2]	7,970	2.9%	9,218	3.4%
Total revenue	$279,581	100%	$274,058	100%
1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Year Ended March 31,
	2026	%	2025	%
Primary storage systems	$44,252	16%	$58,127	21%
Secondary storage systems	100,865	36%	73,772	27%
Device and media	40,448	14%	34,352	13%
Service	86,046	31%	98,589	36%
Royalty	7,970	3%	9,218	3%
Total revenue[1]	$279,581	100%	$274,058	100%
1 Subscription revenue of $13.2 million and $12.1 million allocated to Primary and Secondary storage systems for the fiscal years ended 2026 and 2025, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows (in thousands):

	Year Ended March 31,
	2026	2025
Total revenue	$279,581	$274,058
Total cost of revenue	176,540	164,226
Gross profit	103,041	109,832
Gross margin	36.9%	40.1%
Operating expenses
Salaries & fringe[1]	68,342	80,882
Outside services[2]	21,003	37,171
Infrastructure[3]	9,203	10,783
Operational costs[4]	8,861	9,874
Restructuring	8,112	4,090
Other segment items[5]	12,027	8,712
Total operating expenses	127,548	151,512
Loss from operations	(24,507)	(41,680)
Other expense, net	(1,511)	(710)
Interest expense	(21,575)	(23,607)
Change in fair value of warrant liability	11,315	(45,270)
Change in fair value of convertible note	(4,119)	—
Loss on debt extinguishment, net	(59,641)	(3,003)
Loss before income taxes	(100,038)	(114,270)
Income tax provision	1,008	821
Net loss	$(101,046)	$(115,091)
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

Long-lived assets

The following table summarizes property and equipment, net by geographic region (in thousands):

	For the year ended March 31,
	2026	2025
United States	$9,163	$11,160
International	121	218
Total	$9,284	$11,378

NOTE 13: SUBSEQUENT EVENTS
Private Placement
On June 1, 2026, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Investors an aggregate of 10,615,712 shares of the Company’s common stock, par value $0.01 per share, at a price of $9.42 per share, for aggregate gross proceeds to the Company of $100.0 million. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of approximately $94.7 million. The Private Placement closed June 4, 2026 (the “Closing”).

Amendment to Term Loan
On June 1, 2026, the Company entered into a Sixteenth Amendment (the “Sixteenth Amendment”) to its Term Loan Credit Agreement. Pursuant to the Sixteenth Amendment, among other things, the maturity date of the loans under the Term Loan Credit Agreement was extended to September 2028 and a portion of the proceeds of future equity issuances by the Company are allowed to be retained by the Company rather than 100% of the net proceeds having to be used to mandatorily prepay loans under the Term Loan Credit Agreement. In addition, the Sixteenth Amendment clarifies that, following the conversion or exchange of the Convertible Notes (as described below), the liens securing the Convertible Notes, and the intercreditor agreement governing the priority of those liens vis-a-vis the liens securing the obligations of the Company under the Existing Credit Agreement, will terminate, and all of the outstanding obligations under the Term Loan Credit Agreement will continue to be secured by the assets of the Company on a first priority basis.
Note Conversion Agreement
In order to facilitate the Private Placement and the Sixteenth Amendment, Dialectic, as the sole beneficial owner of the Convertible Notes, agreed to voluntarily convert the Convertible Note into common stock. Pursuant to a Conversion Agreement dated June 1, 2026 (the “Conversion Agreement”), by and among the Company, Dialectic and, solely with respect to Sections 7.1 and 7.3 and Articles III and X thereof, U.S. Bank Trust Company, National Association, as the trustee and Notes Collateral Agent under the Indenture (the “Indenture”), dated as of December 18, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, on June 4, 2026, Dialectic converted the entire principal amount of the Convertible Note, together with all accrued and unpaid interest thereon, which was approximately $57.2 million, at the Closing, subject to certain conditions set forth in the Conversion Agreement (the “Conversion”). At the Closing, the Convertible Note was canceled.

As consideration for Dialectic’s agreement to voluntarily convert the Convertible Notes to facilitate the Private Placement and the Sixteenth Amendment, the Company agreed to, at the Closing, (i) amend the Convertible Note to waive certain notice and settlement requirements otherwise applicable to a voluntary exchange; (ii) issue to Dialectic approximately 3.1 million additional shares of the Company’s common stock in connection with the Conversion (the “Share Consideration”), which represents the quotient of (A) approximately $13.0 million, the present value of nominal PIK interest that would accrue on the Convertible Note from the Closing to the maturity date thereof, assuming it had remained outstanding until the end of the stated term, discounted at a rate of 11%, plus (B) approximately $3.0 million, the Term Loan Deferred Cash Interest Amount (as defined in the Term Loan Credit Agreement) owed to Dialectic, divided by $5.1940, the current conversion price of the Convertible Note; and (iii) issue to Dialectic the Conversion Warrant (as defined below).
Warrant
On June 1, 2026, as additional consideration for the Conversion, the Company issued to Dialectic a warrant (the “Conversion Warrant”) to purchase up to 105,911 shares of common stock at an exercise price of $5.1940 per share (the “Conversion Warrant Exercise Price”) (equal to the conversion price of the Convertible Note in effect following the reset period ending March 31, 2026), at any time until the fifth anniversary of the issuance of the Conversion Warrant. Upon exercise, the aggregate exercise price may be paid, at Dialectic’s election, in cash or on a net issuance basis, based upon the then current market price of the common stock at the time of exercise. The Conversion Warrant includes certain antidilution protections in favor of Dialectic, subject to certain limitations, including limitations that restrict Dialectic from beneficially owning more than 19.99% of the Company’s outstanding Common Stock and certain exclusions. Additionally, Dialectic may require the Company to repurchase the unexercised portion of the Conversion Warrant for an amount equal to $844,255, proportionately adjusted for the portion of the Conversion Warrant subject to repurchase, after the fourth anniversary of the issuance of the Conversion Warrant, or, prior to the fourth anniversary, upon a change of control of the Company or immediately prior to the occurrence of a voluntary dissolution, liquidation or winding up of the affairs of the Company.
Right of First Refusal Agreement
On June 1, 2026, the Company entered into a Right of First Refusal Agreement (the “ROFR Agreement”) with Dialectic and certain investors in the Private Placement, pursuant to which the Company granted a right of first refusal to purchase 25% of all equity securities to each investor that the Company may issue or sell for a period of the earlier of six (6) months following the date of the ROFR Agreement and completion of the Company’s next equity financing transaction, subject to certain exceptions as described in the ROFR Agreement.
Termination of Term Loan Credit Agreement

On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement, consisting of the entire outstanding principal amount of $56.0 million, accrued interest of $1.5 million, and fees and expenses of $0.3 million incurred in connection with the termination.
Termination of Equity Line of Credit
On June 4, 2026, in accordance with the terms of the SEPA, the Company provided a notice to YA regarding its termination of the SEPA, effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided.
Termination of Indenture
Pursuant to the terms of that the Conversion Agreement, on June 4, 2026, all of the Company’s outstanding Convertible Notes were canceled, and the Indenture was satisfied and discharged in full.

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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026, due to the material weaknesses described below.

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

Management did not adequately design and implement effective control activities resulting in the identification of the following material weaknesses:

Revenue Recognition
The Company did not maintain effective internal controls related to revenue recognition for the following:

1.Controls for reviewing and updating deferral schedules, which drive the timing of service revenue recognition. Specifically, the start and end dates in the deferral schedules were not consistently aligned with the contractual service periods.
2.Controls over the accuracy of the inputs into the sales order entry process. Specifically, the Company did not execute the controls which cover the review of data inputs in the sales order entry process over a sufficient proportion of the total revenue recognized for the year. These data points include price, quantity, and related customer data.
3.Controls over the allocation of revenue to performance obligations on a standalone selling price basis. Specifically, the Company did not sufficiently document evidence of review of the calculations allocating revenue to performance obligations based on the standalone selling price under Topic 606.
Manufacturing Inventory
The Company did not maintain effective internal controls related to manufacturing inventory. Specifically, controls to reconcile physical inventory with our underlying system records were not adequately executed as of March 31, 2026.
Income taxes
The Company did not maintain effective internal controls over the review of the income tax provision for the year ended March 31, 2026. Management concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior annual or interim period.
Control Environment
Based on the material weaknesses identified, management concluded that the Company did not maintain effective entity-level controls within the control environment to prevent or detect material misstatements to the Consolidated Financial Statements. Specifically, the Company (i) lacked sufficiently qualified staff or resources to perform control activities and (ii) conducted inadequate monitoring activities resulting in untimely or ineffective identification of internal control risks to support the design implementation and evaluation of the internal controls necessary to provide effective oversight over financial reporting. This conclusion is primarily driven by the material weaknesses identified during the year but also by other control weaknesses, which were identified in testing but did not rise to the level of material weaknesses.

While none of the material weaknesses resulted in material misstatements to our Consolidated Financial Statements, each creates a reasonable possibility that a material misstatement could occur and not be prevented or detected on a timely basis.
Remediation Plan
The Company has implemented and is implementing enhancements to address the identified material weaknesses.
Controls for reviewing and updating deferral schedules
Management has designed and is testing a process to automate the start and end date for the deferral schedule to align with the period over which service is delivered to the customer. We anticipate implementing this by the end of our second fiscal quarter.
Controls over the accuracy of the inputs into the sales order entry process.
Management is implementing tools to assist with automating the ingestion of the purchase order from the customer and, therefore, automating the review of data accuracy. We anticipate that manual review would still be required on an exception basis but the automation would allow the Company to increase the population reviewed to 100%. We anticipate implementing this by the end of our second fiscal quarter.
Controls over the allocation of revenue to performance obligations on a standalone selling price basis
In fiscal year 2025, and as noted in Part II, Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2025, the Company implemented a new process for allocation of revenue on a standalone selling price basis, but the Company did not sufficiently execute controls over the review of that process. After the start of fiscal year 2026, management implemented a detailed review and documentation process for the allocation of revenue to performance obligations. However, because the detailed review and documentation process did not operate for the full fiscal year, management has concluded that the material weakness remains as of March 31, 2026.
Manufacturing Inventory
Management is implementing two concurrent workstreams to address this control weakness. First, management is working with third-party logistics partners to implement enhanced Electronic Data Interchange ("EDI") processes that will provide timely, automated updates to inventory movement records, directly supporting the accuracy of third-party logistics location reconciliations. Second, management is establishing a formal reconciliation cadence with defined ownership, frequency, and review sign-off requirements. To support consistent execution, management is conducting targeted training on inventory accounting principles with the Inventory Operations Team. These actions are targeted for completion by the end of the third fiscal quarter of fiscal year 2027.
Income taxes
Management is strengthening our income tax control by improving documentation standards, providing enhanced technical oversight and mandatory training for the tax provision reviewer. We anticipate implementing these processes by the end of our second fiscal quarter.
Control Environment
Management is addressing the staffing and monitoring deficiencies underlying this conclusion through targeted hiring to fill key financial reporting roles with appropriately qualified personnel, implementation of a formal monitoring program with defined escalation procedures, and deployment of automation tools to reduce manual control risk. These actions will be evaluated on an ongoing basis as the Company works to remediate the underlying material weaknesses.

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
Changes in Internal Controls over Financial Reporting
Except for the matters discussed above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(b) Trading Plans.

During the fiscal quarter ended March 31, 2026, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections entitled “Board of Directors and Committees,” “Board of Directors and Committees—Board Committees and Leadership Structure,” and “Corporate Governance” in the proxy statement for our 2026 annual meeting of stockholders.

Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the proxy statement for our 2026 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the sections entitled “Corporate Governance—Non-Employee Director Compensation,” “Executive Compensation,” and “Fiscal 2026 Compensation Tables” in the proxy statement for our 2026 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the proxy statement for our 2026 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the section entitled “Board of Directors and Committees—Board Meetings and Independence,” and “Board Committee Reports and Related Information—Related Party Transactions” in the proxy statement for our 2026 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the captions entitled “Independent Registered Public Accounting Firm Fees and Services” and “Preapproval Policies and Procedures” in the proxy statement for our 2026 annual meeting of stockholders.

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
3. Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	01/27/25	3.1
3.2	Amended and Restated Bylaws of the Company, as amended through June 12, 2025	8-K	06/18/25	3.1
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock	S-3	10/09/03	4.7
4.3	Warrant to Purchase Common Stock dated December 27, 2018 issued to OC II FIE V LP	8-K	12/28/18	4.1
4.4	Warrant Agreement dated June 16, 2020 by and between the Company and Armory Securities, LLC	8-K	06/17/20	4.4
4.5	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-1, issued to OC II FIE V LP	8-K	06/17/20	4.1
4.6	Warrant to Purchase Common Stock dated June 16, 2020, Warrant No. B-3, issued to BTC Holdings SC Fund LLC	8-K	06/17/20	4.3
4.7	Amended and Restated Registration Rights Agreement dated June 16, 2020 by and among the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP and BTC Holdings SC Fund LLC	8-K	06/17/20	4.5
4.8	Amendment No. 1 and Joinder to Amended and Restated Registration Rights Agreement, dated as of June 1, 2023, between the Company, OC II FIE V LP, Blue Torch Credit Opportunities Fund I LP, BTC Holdings SC Fund LLC and CO Finance LVS XVII LLC	8-K	06/06/23	4.2
4.9	Registration Rights Agreement dated December 12, 2020 by and between the Company and the securityholders of Square Box Systems Limited	8-K	12/14/20	4.1
4.10	Form of Warrant to purchase Common Stock, dated May 24, 2024	8-K	05/29/24	4.1
4.11	Warrants to Purchase Common Stock, dated May 24, 2024, issued to OC III LVS XL LP	8-K	05/29/24	4.2
4.12	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-7, issued to Blue Torch Credit Opportunities KRS Fund LP	8-K	07/12/24	4.2
4.13	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-8, issued to Blue Torch Offshore Credit Opportunities Master Fund II LP	8-K	07/12/24	4.3
4.14	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-9, issued to Blue Torch Credit Opportunities SBAF Fund LP	8-K	07/12/24	4.4
4.15	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-10, issued to BTC Holdings SC Fund LLC	8-K	07/12/24	4.5
4.16	Warrant to Purchase Common Stock dated July 11, 2024, Warrant No. 2024-11, issued to Blue Torch Credit Opportunities Fund II LP	8-K	07/12/24	4.6
4.17	Form of Warrant to Purchase Common Stock dated August 13, 2024 issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.1
4.18	Warrant to Purchase Common Stock dated August 13, 2024, Warrant No. 2024-18, issued to OC III LVS XL LP	8-K	08/14/24	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
4.19	Amended and Restated Warrant to Purchase Common Stock dated June 1, 2023 (as amended and restated on August 13, 2024), Warrant No. 2023-2, issued to OC III LVS XL LP	8-K	08/14/24	4.3
4.20	Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-6, issued to OC III LVS XL LP	8-K	08/14/24	4.4
4.21	Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024), Warrant No. 2024-12, issued to OC III LVS XL LP	8-K	08/14/24	4.5
4.22	Amended and Restated Warrant to Purchase Common Stock dated December 27, 2018 (as amended and restated on August 13, 2024), Warrant No. 2, issued to BTC Holdings Fund I, LLC	8-K	08/14/24	4.6
4.23	Form of Amended and Restated Warrant to Purchase Common Stock dated June 16, 2020 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.7
4.24	Form of Amended and Restated Warrant to Purchase Common Stock dated May 24, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.8
4.25	Form of Amended and Restated Warrant to Purchase Common Stock dated July 10, 2024 (as amended and restated on August 13, 2024) issued to certain funds affiliated with Blue Torch Credit	8-K	08/14/24	4.9
4.26	Warrant Agreement dated June 1, 2023 by and between the Company and Armory Securities, LLC	S-1	01/27/25	4.29
4.27	Warrant to Purchase Common Stock dated September 23, 2025, issued to Dialectic Technology SPV LLC	8-K	09/23/25	4.1
4.28	Registration Rights Agreement dated September 23, 2025, by and between the Company and Dialectic Technology SPV LLC	8-K	09/23/25	4.2
4.29	Indenture (including form of 10.00% PIK Senior Secured Convertible Note due 2028) dated December 18, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	12/18/25	4.1
4.30	Registration Rights Agreement dated December 18, 2025, by and between the Company and Dialectic Technology SPV LLC	8-K	12/18/25	4.2
10.1	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building A)	8-K	02/10/06	10.2
10.2	Lease Agreement dated February 6, 2006 by and between the Company and CS/Federal Drive AB LLC (For Building B)	8-K	02/10/06	10.3
10.3#	Form of Indemnification Agreement by and between the Company and the Named Executive Officers and Directors	8-K	09/28/22	10.3
10.4#	Form of Amended and Restated Director Change of Control Agreement by and between the Company and the Directors (other than the CEO)	10-K	08/26/25	10.4
10.5#	Form of Amended and Restated Change of Control Agreement by and between the Company and each of the Company’s Executive Officers	10-K	08/26/25	10.5
10.6#	Form of Change of Control Agreement by and between the Company and the Company's Chief Executive Officer	10-K	08/26/25	10.6
10.7#	Quantum Corporation Executive Officer Incentive Plan, restated as of August 23, 2017	8-K	08/24/17	10.2
10.8#	Offer Letter dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.1
10.9#	Change of Control Agreement dated June 22, 2018 by and between the Company and James J. Lerner	8-K	06/27/18	10.2
10.10	Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/28/18	10.2
10.11	First Amendment dated April 3, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/06/20	10.2
10.12	Second Amendment dated April 11, 2020 to the Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/16/20	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.13	Third Amendment dated June 16, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/17/20	10.2
10.14	Fourth Amendment dated December 10, 2020 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	12/14/20	10.2
10.15	Fifth Amendment dated February 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.30
10.16	Sixth Amendment dated August 5, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018, by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-K	06/08/22	10.31
10.17	Seventh Amendment dated September 30, 2021 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	10/06/21	10.1
10.18	Eighth Amendment dated March 15, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	03/17/22	10.3
10.19	Ninth Amendment dated April 25, 2022 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	04/27/22	10.1
10.20	Tenth Amendment dated June 1, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	06/06/23	10.2
10.21	Waiver dated November 13, 2023 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	11/13/23	10.2
10.22	Eleventh Amendment and Waiver dated February 14, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	02/20/24	10.2
10.23	Twelfth Amendment dated March 22, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	03/25/24	10.2
10.24	Thirteenth Amendment dated May 15, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	10-K	08/26/25	10.25
10.25	Fourteenth Amendment dated May 24, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank National Association	8-K	05/29/24	10.2
10.26	Fifteenth Amendment dated July 11, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	07/12/24	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.27	Sixteenth Amendment dated August 13, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	8-K	08/14/24	10.2
10.28	Seventeenth Amendment dated October 28, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-Q	02/12/25	10.2
10.29	Eighteenth Amendment dated November 25, 2024 to Amended and Restated Revolving Credit and Security Agreement dated December 27, 2018 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association	10-Q	02/12/25	10.3
10.30	Nineteenth Amendment and Waiver to Amended and Restated Revolving Credit and Security Agreement, dated as of January 27, 2025, by and among the Company, Quantum LTO Holdings, LLC, the other borrowers and guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as agent.	8-K	01/27/25	10.3
10.31	Stipulation and Agreement of Settlement entered into on April 11, 2019	8-K	05/31/19	99.2
10.32#	Quantum Corporation 2012 Long-Term Incentive Plan Agreement, as amended and restated on November 13, 2019	8-K	11/18/19	10.1
10.33#	Form of Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.2
10.34#	Form of Market-Based Restricted Stock Unit Agreement (US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.3
10.35#	Form of Restricted Stock Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.4
10.36#	Form of Restricted Stock (PSU) Unit Agreement (Non-US Employees) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.5
10.37#	Form of Restricted Stock Unit Agreement (Directors) under the Quantum Corporation 2012 Long-Term Incentive Plan	10-K	06/24/20	10.6
10.38#	Quantum Corporation 2023 Long-Term Incentive Plan, as amended through October 20, 2025	10-Q	02/17/26	10.1
10.39#	Quantum Corporation Employee Stock Purchase Plan Agreement, as amended and restated on July 25, 2023	10-K	06/28/24	10.33
10.40#	Quantum Corporation 2021 Inducement Plan	S-8	02/01/21	10.1
10.41#	Amendment No. 1 to Quantum Corporation 2021 Inducement Plan, dated December 30, 2022	10-K	06/06/23	10.30
10.42#	Amendment No. 2 to Quantum Corporation 2021 Inducement Plan, dated January 8, 2026	10-Q	02/17/26	10.2
10.43	Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	08/05/21	10.1
10.44	First Amendment dated September 30, 2021 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	10/06/21	10.2
10.45	Second Amendment dated March 15, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/17/22	10.2
10.46	Third Amendment dated April 25, 2022 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	04/27/22	10.2
10.47	Fourth Amendment dated June 1, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	06/06/23	10.1
10.48	Waiver dated November 10, 2023 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, Square Box Systems Limited, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	11/13/23	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.49	Fifth Amendment and Waiver dated February 14, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC.	8-K	02/20/24	10.1
10.50	Sixth Amendment dated March 22, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	03/25/24	10.1
10.51	Seventh Amendment and Waiver dated May 15, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	10-K	08/26/25	10.52
10.52	Eighth Amendment and Waiver dated May 24, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	05/29/24	10.1
10.53	Ninth Amendment dated July 11, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	07/12/24	10.1
10.54	Tenth Amendment dated August 13, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	8-K	08/14/24	10.1
10.55	Eleventh Amendment dated October 28, 2024 to Term Loan Credit and Security Agreement dated August 5, 2021 by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC	10-Q	02/12/25	10.1
10.56	Twelfth Amendment and Waiver to Term Loan Credit and Security Agreement, dated as of January 27, 2025, by and among the Company, Quantum LTO Holdings, LLC, the other borrowers and guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as disbursing agent and collateral agent.	8-K	01/27/25	10.2
10.57	Standby Equity Purchase Agreement, dated January 25, 2025, by and between Quantum Corporation and YA II PN, Ltd.	8-K	01/27/25	10.1
10.58#	Director Offer Letter dated September 16, 2022 by and between the Company and Don Jaworski	8-K	09/28/22	10.1
10.59#	Director Offer Letter dated September 16, 2022 by and between the Company and Hugues Meyrath	8-K	09/28/22	10.2
10.60#	Offer Letter dated December 15, 2022 by and between the Company and Kenneth P. Gianella	8-K	01/11/23	10.1
10.61#	Offer Letter dated June 5, 2023 by and between the Company and Laura A. Nash	8-K	06/06/23	10.3
10.62#	Offer Letter dated November 9, 2023 by and between the Company and Henk Jan Spanjaard	10-K	06/28/24	10.49
10.63#	Director Offer Letter dated June 6, 2024 by and between the Company and Todd W. Arden	8-K	06/10/24	10.1
10.64#	Director Offer Letter dated June 12, 2024 by and between the Company and John R. Tracy	8-K	06/18/24	10.1
10.65#	Letter Agreement dated March 28, 2025 by and between the Company and Kenneth P. Gianella	8-K	04/03/25	10.1
10.66#	Offer Letter dated April 9, 2025 by and between the Company and Lewis W. Moorehead	10-Q	09/11/25	10.1
10.67#	Offer Letter dated April 10, 2025 by and between the Company and John A. Fichthorn	10-Q	09/11/25	10.2
10.68#	Offer Letter dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	06/18/25	10.1
10.69#	Change of Control Agreement dated June 12, 2025 by and between the Company and Hugues Meyrath	8-K	06/18/25	10.2
10.70#	Offer Letter dated August 27, 2025 by and between the Company and James C. Clancy	8-K	08/28/25	10.1
10.71#	Offer Letter dated August 27, 2025 by and between the Company and Tony J. Blevins	8-K	08/28/25	10.2
10.72#	Offer Letter dated January 8, 2026 by and between the Company and William H. White	8-K	02/02/26	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
10.73*	Transaction Agreement dated September 23, 2025, by and among the Company, Dialectic Technology SPV LLC, OC III LVS XXXIII LP., and OC III LVS XL LP	8-K	09/23/25	10.1
10.74	Thirteenth Amendment to Term Loan Credit and Security Agreement dated May 5, 2025, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent	10-Q/A	09/23/25	10.6
10.75	Fourteenth Amendment to Term Loan Credit and Security Agreement dated June 12, 2025, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent	10-Q/A	09/23/25	10.7
10.76*	Fifteenth Amendment to Term Loan Credit and Security Agreement dated September 23, 2025, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent	8-K	09/23/25	10.2
10.77*	Agency Resignation, Appointment and Assumption Agreement dated April 21, 2025, by and among the Company, Blue Torch Finance LLC, Alter Domus (US) LLC, the loan parties thereto, and the lenders party thereto	10-Q/A	09/23/25	10.8
10.78#	Settlement Agreement dated July 16, 2025 by and between Quantum Storage UK Ltd and H.J.W. Spanjaard	10-Q	11/13/25	10.5
10.79#	Separation Agreement and General Release of Claims dated April 4, 2025, by and between the Company and Kenneth P. Gianella				X
10.80#	Separation Agreement and General Release of Claims dated July 1, 2025, by and between the Company and James J. Lerner				X
10.81#	Separation Agreement and General Release of Claims dated July 21, 2025, by and between the Company and Brian E. Cabrera				X
10.82#	Separation Agreement and General Release of Claims dated August 20, 2025, by and between the Company and Lewis W. Moorehead	10-Q	11/13/25	10.6
16.1	Letter from Grant Thornton LLP dated October 6, 2025	8-K	10/06/25	16.1
19.1	Insider Trading Policy	10-K	08/26/25	19.1
21.1	List of Subsidiaries	10-K	08/26/25	21.1
23.1	Consent of CohnReznick LLP				X
23.2	Consent of Grant Thornton LLP				X
24.1	Power of Attorney (contained on the signature page hereof)				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Quantum Corporation Executive Compensation Recoupment Policy	10-Q	11/13/24	97
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

June 25, 2026	/s/ William H. White
(Date)	William H. White
Principal Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hugues Meyrath, William H. White and Laura A. Nash, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange mission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hugues Meyrath	President, Chief Executive Officer and Director	June 25, 2026
Hugues Meyrath	(Principal Executive Officer)

/s/ William H. White	Chief Financial Officer	June 25, 2026
William H. White	(Principal Financial Officer)

/s/ Laura A. Nash	Chief Accounting Officer	June 25, 2026
Laura A. Nash	(Principal Accounting Officer)

/s/ Donald Jaworski	Chairman of the Board	June 25, 2026
Donald Jaworski

/s/ Tony J. Blevins	Director	June 25, 2026
Tony J. Blevins

/s/ James C. Clancy	Director	June 25, 2026
James C. Clancy

/s/ John A. Fichthorn	Director	June 25, 2026
John A. Fichthorn

/s/ John R. Tracy	Director	June 25, 2026
John R. Tracy

/s/ Yue Zhou White	Director	June 25, 2026
Yue Zhou White