Form 10-Q
period 2026-06-30
QUANTUM CORP /DE/
filed 2026-08-11
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 6, 2026, there were 39,410,001 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

Note Regarding Forward-Looking Statements
As used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	54,449	15,572
Restricted cash	141	662
Accounts receivable, net of allowance for credit losses of $3,778 and $3,234, respectively	66,659	69,650
Inventories	15,195	16,103
Prepaid expenses	4,717	2,431
Other current assets	7,557	8,068
Total current assets	148,720	112,486

Property and equipment, net	9,054	9,284
Goodwill	12,969	12,969
Right-of-use assets, net	7,275	7,416
Other long-term assets	13,879	14,737
Total assets	$191,897	$156,892
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,663	$29,342
Accrued compensation	10,120	12,428
Deferred revenue, current portion	76,158	75,654
Term debt	—	54,811
Warrant liabilities	31,690	14,105
Other current liabilities	15,327	19,457
Total current liabilities	159,959	205,797
Deferred revenue, net of current portion	38,980	39,030
Convertible note	—	90,034
Operating lease liabilities	7,979	8,172
Other long-term liabilities	12,805	12,716
Total liabilities	219,722	355,749
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of June 30, 2026 and March 31, 2026, respectively	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 39,375 and 14,638 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	393	146
Additional paid-in capital	1,171,684	853,974
Accumulated deficit	(1,198,810)	(1,043,517)
Accumulated other comprehensive loss	(1,092)	(9,460)
Total stockholders' deficit	(27,825)	(198,857)
Total liabilities and stockholders' deficit	$191,897	$156,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2026	2025
Revenue
Product	$53,871	$37,535
Service and subscription	24,668	24,943
Royalty	2,264	1,808
Total revenue	80,803	64,286
Cost of revenue
Product	39,723	30,745
Service and subscription	9,360	10,829
Total cost of revenue	49,083	41,574
Gross profit	31,720	22,712
Operating expenses
Sales and marketing	11,027	12,655
General and administrative	9,609	13,569
Research and development	6,023	6,661
Restructuring charges	23	2,423
Total operating expenses	26,682	35,308
Income (loss) from operations	5,038	(12,596)
Other income (expense), net	211	(430)
Interest expense	(2,097)	(6,516)
Change in fair value of warrant liability	(16,305)	—
Change in fair value of convertible note	(129,715)	—
Gain (loss) on debt extinguishment, net	(11,716)	2,559
Loss before income taxes	(154,583)	(16,983)
Income tax provision	710	223
Net loss	$(155,293)	$(17,206)

Net loss per share - basic and diluted	$(7.06)	$(1.87)
Weighted average shares - basic and diluted	21,988	9,187

Net loss	$(155,293)	$(17,206)
Reclassification of loss on Convertible Note to loss on debt extinguishment	8,444	—
Foreign currency translation adjustments, net	(76)	722
Total comprehensive loss	$(146,925)	$(16,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(155,293)	$(17,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170	1,032
Amortization of debt issuance costs	530	2,075
Non-cash lease expense	260	343
Paid-in-kind interest	924	1,758
Provision for manufacturing and service inventories	163	2,701
Stock-based compensation	748	(529)
Warrants issued in connection with debt amendments	1,280	—
Change in fair value of warrant liabilities	16,305	—
Change in fair value of convertible note	129,715	—
Non-cash loss (gain) on debt extinguishment	8,372	(2,559)
Other non-cash	282	1,201
Changes in assets and liabilities:
Accounts receivable	2,690	4,043
Inventories	745	(297)
Accounts payable	(2,804)	(4,484)
Prepaid expenses	(2,286)	(1,024)
Operating lease liabilities	(236)	(283)
Deferred revenue	454	(7,668)
Accrued restructuring charges	(496)	993
Accrued compensation	(1,811)	1,036
Other assets	895	840
Other liabilities	(660)	1,137
Net cash provided by (used in) operating activities	947	(16,891)
Investing activities
Purchases of property and equipment	(395)	(1,192)
Net cash used in investing activities	(395)	(1,192)
Financing activities
Repayment of long-term debt, net	(56,830)	—
Repayments of long-term debt on Assignment	—	(909)
Borrowings of credit facility	—	71,625
Repayments of credit facility and payment of amendment fees	—	(98,682)
Proceeds from shares related to the SEPA, net	—	66,993
Proceeds from shares issued related to private placement, net	94,638	—
Net cash provided by financing activities	37,808	39,027
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net change in cash, cash equivalents, and restricted cash	38,356	20,944
Cash, cash equivalents, and restricted cash at beginning of period	16,234	16,603
Cash, cash equivalents, and restricted cash at end of period	$54,590	$37,547
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,987
Cash paid for income taxes, net of refunds	$142	$141
Non-cash investing and financing transactions:
Purchases of property and equipment included in accounts payable	$164	$105
Right-of-use assets obtained in exchange for new lease liabilities	$30	$—
Warrants issued in connection with debt amendments	$1,280	$—
Common stock issued upon conversion of Convertible Note (14,104,620 shares)	$222,571	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$54,449	$37,404
Restricted cash	141	143
Total cash, cash equivalents and restricted cash at the end of period	$54,590	$37,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	—	—	(17,206)	—	(17,206)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	722	722
Shares issued under employee incentive plans	37	—	—	—	—	—
Shares issued related to the SEPA, net of issuance costs	6,320	63	66,930	—	—	66,993
Stock-based compensation	—	—	(529)	—	—	(529)
Balance, June 30, 2025	13,319	$133	$846,046	$(959,677)	$(888)	$(114,386)

Balance, March 31, 2026	14,638	$146	$853,974	$(1,043,517)	$(9,460)	$(198,857)
Net loss	—	—	—	(155,293)	—	(155,293)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(76)	(76)
Change in fair value of convertible note	—	—	—	—	8,444	8,444
Shares issued related to private placement, net of issuance costs	10,616	106	94,532	—	—	94,638
Shares issued under employee stock incentive plans	16	—	—	—	—	—
Shares issued related to the convertible note	14,105	141	222,430	—	—	222,571
Stock-based compensation	—	—	748	—	—	748
Balance, June 30, 2026	39,375	$393	$1,171,684	$(1,198,810)	$(1,092)	$(27,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Quantum Corporation, together with its consolidated subsidiaries (“Quantum”, the “Company”, "our" or "we"), stores and manages digital video and other forms of unstructured data, providing streaming performance for video and rich media applications, along with low-cost, long-term storage systems for data protection and archiving. The Company helps customers around the world capture, create and share digital data and preserve and protect it for decades. The Company’s software-defined, hyperconverged storage solutions span from non-violate memory express (“NVMe”), to solid state drives (“SSD”), hard disk drives (“HDD”), tape and the cloud and are tied together leveraging a single namespace view of the entire data environment. The Company works closely with a broad network of distributors, value-added resellers (“VARs”), direct marketing resellers (“DMRs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving needs.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of June 30, 2026, the results of operations and comprehensive loss, our cash flows, and changes in stockholders’ deficit, as of and for the three months ended June 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of short-term variations.

The condensed consolidated balance sheet at March 31, 2026 was derived from audited financial statements for the year ended March 31, 2026 included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements.
Reclassifications
Certain prior-period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on total cash flows.

We have aggregated Manufacturing and Service Inventory into a single line called Inventories on the Condensed Consolidated Balance Sheets and we have aggregated Accrued Restructuring into Accrued Compensation. Details of the balances in the Inventories line item has been included in Note 3 : Balance Sheet Information and Accrued Restructuring has been included in Note 6 : Restructuring Charges.
Liquidity
These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company generated cash flows from operations of approximately $0.9 million for the quarter ended June 30, 2026, and had negative cash flows from operations of $(16.9) million for the quarter ended June 30, 2025. The Company has funded operations through the sale of common stock and term debt borrowings in Note 4: Debt and Note 7: Common Stock. Management believes that it has the ability to obtain additional debt or equity financing, if required, and has historically been able to do so. Management also believes that current working capital will provide the Company with sufficient capital to fund operations for at least one year from the consolidated financial statement issuance date.

On June 1, 2026, the Company entered into Securities Purchase Agreements to issue and sell to certain accredited investors an aggregate of 10,615,712 shares of the Company’s common stock. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of $94.6 million. On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement. This fully paid down and extinguished the Company's Term Loans. Also on June 4, 2026, the Company provided a notice to YA II PN, Ltd. ("YA") regarding its termination of the Standby Equity Purchase Agreement (the "SEPA"), effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, inventory adjustments, useful lives of intangible assets and property and equipment, stock-based compensation, fair value of warrants, fair value of the convertible note and provision for income taxes including related reserves. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

The company has applied the practical expedient for credit losses, where current conditions that do not affect the historical loss information are taken into account when determining the expected credit loss.
Warrant Accounting
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC Topic 815, Derivatives and Hedging (“Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to Topic 480, meet the definition of a liability pursuant to Topic 480, and whether the warrants meet all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-

measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. Quantum issued a Conversion Warrant in June 2026 and Forbearance Warrant in September 2025. See Note 4: Debt and Note 7: Common Stock, for further details.
Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year beginning April 1, 2026, with early adoption permitted. The adoption of this new standard did not have a material impact on our financial statement disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis. ASU 2024-03 will be effective for our fiscal year beginning April 1, 2027, and interim periods within our fiscal year beginning April 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statement disclosure.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). The updates eliminate references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for the Company beginning January 1, 2028, with early adoption permitted. The Company is currently assessing the potential impact that ASU 2025-06 will have on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain aspects of interim reporting guidance. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, which will be the Company’s fiscal year beginning April 1, 2029, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statement disclosures.

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s contract assets and liabilities:

	June 30, 2026	March 31, 2026	June 30, 2025	March 31, 2025
Accounts receivable, net	$66,659	$69,650	$48,445	$52,502
Contract assets - included in Other current assets	342	351	278	278
Deferred revenue, current portion	76,158	75,654	69,675	75,076
Deferred revenue, net of current portion	38,980	39,030	36,580	38,847

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) refers to goods and services which have been contracted for but not recognized into revenue. RPO consists of both deferred revenue, which is included in the condensed consolidated balance sheets, and non-cancelable amounts from contracts that will be invoiced in the future. As of June 30, 2026, the total balance was $165.9 million. This amount excludes variable consideration related to sales-based royalties.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of June 30, 2026	$126,924	$38,980	$165,904

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue, including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of June 30, 2026 (in thousands):

	Deferred revenue as of June 30, 2026
	Current	Non-current	Total
Service revenue	$62,133	$29,645	$91,778
Subscription revenue	12,899	9,335	22,234
Product revenue	1,126	—	1,126
Total	$76,158	$38,980	$115,138

The Company recognized revenue $22.9 million in the 3 months ended June 30,2026 and $26.6 million in the 3 months ended June 30, 2025 that was included in the contract liability balances at March 31, 2026 and 2025, respectively.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's consolidated balance sheets consist of the following (in thousands):

Inventories
	June 30, 2026	March 31,2026
Manufactured finished goods	$6,307	$5,887
Work in progress	729	990
Raw materials	8,159	8,508
Service parts	—	718
Total inventories	$15,195	$16,103
Goodwill
As of June 30, 2026 and March 31, 2026, goodwill was approximately $13.0 million. There were no impairments to goodwill as of June 30, 2026 and March 31, 2026.

Other Long-term Assets
	June 30, 2026	March 31, 2026
Capitalized SaaS implementation costs for internal use	$11,584	$12,063
Deferred taxes	1,062	1,062
Contract cost asset	907	994
Other	326	618
Total other long-term assets	$13,879	$14,737

Other current liabilities
	June 30, 2026	March 31, 2026
Accrued expenses	$6,506	$7,456
Accrued interest	—	2,827
Accrued supplier owned inventory obsolescence	2,633	2,057
Accrued income taxes	1,365	1,153
Accrued warranty	920	772
Lease liability	877	799
Accrued product returns	717	783
Other	2,309	3,610
Total other accrued liabilities	$15,327	$19,457

The following table details the change in the accrued warranty balance (in thousands):

	June 30, 2026	June 30, 2025
Beginning balance	$772	$1,032
Current period accruals	483	622
Adjustments to prior estimates	196	(19)
Charges incurred	(507)	(735)
Reclassification to long-term warranty	(25)	27
Ending balance	$920	$927

NOTE 4: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	June 30, 2026	March 31, 2026
Term loan	$—	$55,906
Convertible note	—	90,034
Less: current portion	—	(54,811)
Less unamortized debt issuance costs(1)	—	(1,095)
Long-term debt, net	$—	$90,034
(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheet as of March 31, 2026.
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
On June 1, 2023, the Company entered into amendments to the Credit Agreements (the “June 2023 Amendment”) which, among other things, provided an advance of $15.0 million in additional Term Loan borrowings (the “2023 Term Loan” and, together with the 2021 Term Loan, the "Term Loan") and incurred $0.9 million in original issuance discount and origination fees which was recorded as a reduction to the carrying amount of the 2023 Term Loan and amortized to interest expense over the term of the loan. The terms of the 2023 Term Loan were substantially similar to the terms of the 2021 Term Loan, including in relation to maturity and security, except that, among other things, (a) the Applicable Margin (i) for any 2023 Term Loan designated an “ABR Loan” was 9.00% per annum and (ii) for any 2023 Term Loan designated as a “SOFR Loan” was 10.00% per annum, (b) accrued interest on the 2023 Term Loan was payable in kind ("PIK"), and was capitalized and added to the principal amount of the 2023 Term Loan at the end of each interest period applicable thereto, (c) the 2023 Term Loan did not amortize prior to the maturity date thereof, and (d) the 2023 Term Loan could not be prepaid prior to the payment in full of the existing Term Loans. In connection with the 2023 Term Loan, the Company issued warrants to purchase an aggregate of 62,500 shares (the “June 2023 Warrants”) of the Company’s common stock, at an exercise price of $20.00 per share.

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

The July 2024 Amendments to the 2021 Term Loan were accounted for as a modification. The fair value of the July 2024 Warrants of $0.4 million was reflected as a reduction to the carrying amount of the 2021 Term Loan and amortized to interest expense over the remaining term of the loan. The July 2024 Amendments to the PNC Credit Facility were accounted for as a modification and the $0.1 million in related fees and expenses were recorded to other assets and were amortized to interest expense over the remaining term of the agreement.

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

In connection with the August 2024 Amendments, the Company entered into a new senior secured delayed draw Term Loan facility with a borrowing capacity of up to $26.3 million ($25.0 million after original issuance discount) and a commitment period expiring on October 31, 2024 (each draw, an “August 2024 Term Loan”). The Company borrowed $10.5 million at closing (“Initial August 2024 Term Loan”). Borrowings under the August 2024 Term Loan had an August 5, 2026 maturity date, which aligned with the 2021 Term Loan. The principal was payable quarterly beginning September 30, 2025, at a rate per annum equal to 5% of the original principal balance. The August 2024 Term Loan’s interest rate margin was (a) until March 31, 2025 (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 12.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 11.00% per annum, in each case, with 6.00% of such interest rate margin paid-in-kind, and (b) from April 1, 2025, (i) for any August 2024 Term Loan designated as a ‘SOFR Loan’, 14.00% per annum and (ii) for any August 2024 Term Loan designated an ‘ABR Loan’, 13.00% per annum, in each case, with 8.00% of such interest rate margin paid-in-kind. The August 2024 Term Loan also included a multiple on invested capital payable to the August 2024 Term Loan lenders. Subsequently, the Company borrowed the remaining $15.8 million of the August 2024 Term Loan’s borrowing capacity before September 30, 2024.

Subsequent to the August 2024 Amendments, the 2021 Term Loan amortized at 5.00% per annum commencing on September 30, 2025. Subsequent to the August 2024 Amendments and (A) until March 31, 2025, loans under the 2021 Term Loan designated as ABR Loans bore interest at a rate per annum equal to the “ABR Rate” (calculated as the greatest of (i) 1.75%; (ii) the Federal funds rate plus 0.50%; (iii) a secured overnight financing rate (the “SOFR Rate”) based upon an interest period of one month plus 1.0%; and (iv) the “Prime Rate” last quoted by The Wall Street Journal), plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bore interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such interest rate margin paid-in-kind, with two specified step-downs in such applicable margin upon the receipt by the Company of cash proceeds from certain specified capital raises, and (B) from and after April 1, 2025, loans under the 2021 Term Loan designated as (x) ABR Loans bore interest at a rate per annum equal to the ABR Rate, plus an applicable margin of 8.75%, and (y) SOFR Rate Loans bore interest at a rate per annum equal to the SOFR Rate plus an applicable margin of 9.75%, in each case, with 3.75% of such applicable margin paid-in-kind, with a step-up of 1.00% per annum (which would have been paid-in-kind) if the Company’s total net leverage ratio was greater than 4.00x, and a step-down of 1.00% per annum if the Company’s total net leverage ratio was less than 3.50x (which would have reduced the paid-in-kind component of the applicable margin). The SOFR Rate was subject to a floor of 2.00%. The Company could designate a loan as an ABR Rate Loan or SOFR Rate Loan in its discretion.

The August 2024 Amendments to the 2021 Term Loan held by one lender was accounted for as a modification. The $1.2 million fair value of the August 2024 Warrants issued to this lender and the $0.5 million of PIK fees paid to this lender were reflected as a reduction to the carrying amount of their Term Loan and their initial delayed draw Term Loan and amortized to interest expense over the remaining term of the loan. The August 2024 Amendments to the 2021 Term Loan held by another lender was accounted for as a debt extinguishment. The Company recorded a loss on debt extinguishment of $3.0 million related to the write-off of a portion of unamortized debt issuance costs and fees and expenses incurred with the August 2024 Amendments.

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

On September 23, 2025, the Company entered into an agreement with Dialectic and the OC III Lenders (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to issue to Dialectic, on a dollar-for-dollar basis, one or more 10.00% PIK Senior Secured Convertible Note due 2028 ("Convertible Note") in exchange for the amounts then outstanding under the Term Loans held by Dialectic (the “Debt Exchange”). On December 18, 2025, the Company closed the transactions contemplated by the Transaction Agreement (the “Closing”), including its issuance to Dialectic of the Convertible Note and extinguishing $54.7 million of Term Debt. Associated lender fees of $2.2 million were also incurred. The Closing was conditioned upon, among other things, approval of the Debt Exchange by the Company’s stockholders, which approval was obtained on December 16, 2025.

The Convertible Note had a three-year maturity and bore interest at 10% per annum, payable in-kind and compounded annually. The Convertible Note was secured by substantially all of the assets of the Company that secure the Term Loan. The initial conversion price equaled $10.00 per share of the Company’s common stock (the “Conversion Price”). The Conversion Price was subject to four quarterly reset on the last day of each calendar quarter immediately following September 15, 2025 (each, a “Reset Price Date”) to the greater of (a) $4.00 per share and (b) the lesser of (i) the then-current Conversion Price and (ii) the 30-day Volume-Weighted Average Price (VWAP) of the Company’s common stock immediately preceding the Reset Price Date.
The Lender could have, at any time, elected to exchange all or any portion of the outstanding principal amount, accrued and unpaid interest and premium (if any) of the Convertible Note for shares of the Company’s common stock at the then-applicable Conversion Price. Beginning six months after the Closing, if certain conditions were met, the Company could have, at its election, required the Lender to exchange a portion of the outstanding Convertible Note into shares of the Company’s common stock at the then-applicable Conversion Price if the 10-day VWAP exceeded specified multiples of the Conversion Price (the “Company Mandatory Exchange”). The Company Mandatory Exchange, if triggered, occured in tranches of 20%, 20%, 30%, and the remaining balance. If certain conditions were met, at the Company’s option, on the maturity date, any outstanding principal, accrued and unpaid interest, and premium (if any) could be exchanged for shares of the Company’s common stock at 80% of the average of the Daily VWAP for each of the five lowest consecutive trading days during the 20 consecutive trading days ending on (and including) the trading day immediately prior to the maturity date.

The Company accounted for the exchange of Dialectic’s Term Loans for the Convertible Note as an extinguishment of the Term Loans and recognized a loss on debt extinguishment of $28.9 million on the consolidated statements of operations and comprehensive loss for the fiscal year ended March 31, 2026. The Company elected the fair value option under ASC 825 for the Convertible Note. See Note 11: Fair Value of Financial Instruments, for additional information.

On June 1, 2026, the Company entered into a Sixteenth Amendment (the “Sixteenth Amendment”) to its Term Loan Credit Agreement. Pursuant to the Sixteenth Amendment, among other things, the maturity date of the loans under the Term Loan Credit Agreement was extended to September 2028 and a portion of the proceeds of future equity issuances by the Company were allowed to be retained by the Company rather than 100% of the net proceeds having to be used to mandatorily prepay loans under the Term Loan Credit Agreement. In addition, the Sixteenth Amendment clarifies that, following the conversion or exchange of the Convertible Note (as described below), the liens securing the Convertible Note, and the intercreditor agreement governing the priority of those liens vis-a-vis the liens securing the obligations of the Company under the Existing Credit Agreement, would be terminated, and all of the outstanding obligations under the Term Loan Credit Agreement would continue to be secured by the assets of the Company on a first priority basis.
In order to facilitate the Private Placement and the Sixteenth Amendment, Dialectic, as the sole beneficial owner of the Convertible Note, agreed to voluntarily convert the Convertible Note into common stock. Pursuant to a Conversion Agreement dated June 1, 2026 (the “Conversion Agreement”), by and among the Company, Dialectic and, solely with respect to Sections 7.1 and 7.3 and Articles III and X thereof, U.S. Bank Trust Company, National Association, as the trustee and Notes Collateral Agent under the Indenture (the “Indenture”), dated as of December 18, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, on June 4, 2026, Dialectic converted the entire principal amount of the Convertible Note, together with all accrued and unpaid interest thereon, which was approximately $57.2 million, at the Closing, subject to certain conditions set forth in the Conversion Agreement (the “Conversion”). At the Closing, the Convertible Note was canceled.
As consideration for Dialectic’s agreement to voluntarily convert the Convertible Note to facilitate the Private Placement and the Sixteenth Amendment, the Company agreed to, at the Closing, (i) amend the Convertible Note to waive certain notice and settlement requirements otherwise applicable to a voluntary exchange; (ii) issue to Dialectic 3.1 million additional shares of the Company’s common stock in connection with the Conversion (the “Share Consideration”), which represents the quotient of (A) $13.0 million, the present value of nominal PIK interest that would accrue on the Convertible Note from the Closing to the maturity date thereof, assuming it had remained outstanding until the end of the stated term, discounted at a rate of 11%, plus (B) $2.8 million, the Term Loan Deferred Cash Interest Amount (as defined in the Term Loan Credit Agreement) owed to Dialectic, divided by $5.1940, the current conversion price of the Convertible Note; and (iii) issue to Dialectic the Conversion Warrant (as defined in Note 7: Common Stock).

On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement, consisting of the entire outstanding principal amount, accrued interest, and fees and expenses incurred in connection with the termination. The Company recorded a loss on debt extinguishment of $11.7 million associated with this transaction.

On June 4, 2026 and pursuant to the terms of that the Conversion Agreement, all of the Company’s outstanding Convertible Notes were canceled, and the Indenture was satisfied and discharged in full. See Note 11: Fair Value of Financial Instruments for full details of the transaction.
Related Party Transactions
The Forbearance Warrant, Conversion Warrant and Convertible Note issued to Dialectic constitute related party transactions, as John Fichthorn, a member of the Company's Board, is also Managing Partner of Dialectic Capital Management, the investment adviser to Dialectic. The fair values of the Forbearance Warrant and Conversion warrant as of June 30, 2026 are included in Note 11: Fair Value of Financial Instruments. The Convertible Note was cancelled on June 4, 2026 when the Indenture was satisfied and discharged in full.

NOTE 5: LEASES
Supplemental condensed consolidated balance sheets information related to leases is as follows (in thousands):

Operating leases	June 30, 2026	March 31, 2026
Operating lease right-of-use assets	$7,275	$7,416

Operating lease liability, current - included in other accrued liabilities	$877	$799
Operating lease liability	7,979	8,172
Total operating lease liabilities	$8,856	$8,971

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
Lease expense	2026	2025
Operating lease expense	$540	$669
Variable lease expense	33	39
Short-term lease expense	108	75
Total lease expense	$681	$783

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2027	$1,476
2028	1,618
2029	1,244
2030	1,237
2031	1,285
Thereafter	9,569
Total lease payments	16,429
Less: Imputed interest	(7,573)
Present value of lease liabilities	$8,856

Lease Term and Discount Rate
	June 30, 2026	March 31, 2026
Weighted average remaining operating lease term (years)	10.00	10.16
Weighted average discount rate for operating leases	12.68%	12.67%

Operating cash outflows related to operating leases totaled $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively.

NOTE 6: RESTRUCTURING CHARGES
During the quarters ended June 30, 2026 and 2025, the Company approved certain restructuring plans to complete a plan to rationalize its cost structure. All restructuring activities from prior years were completed by the fourth quarter of fiscal 2026. During fiscal year 2026, all employees were notified; however, due to local requirements, not all employees had left employment by the end of the fiscal year.
The following tables show the activity for accrued restructuring (in thousands):

Severance and benefits
Balance as of March 31, 2025	$786
Restructuring charges	2,423
Cash payments	(1,475)
Other non-cash	45
Balance as of June 30, 2025	1,779

Balance as of March 31, 2026	566
Restructuring charges	23
Cash payments	(521)
Other non-cash	2
Balance as of June 30, 2026	$70

NOTE 7: COMMON STOCK
Stock Options
On April 1, 2026, the Company granted options to purchase 1.5 million shares of the Company’s common stock. The stock options were valued using the Black-Scholes option pricing model on the grant date. There were no options granted during the first quarter of fiscal 2026. There

The significant assumptions used by the Company to estimate the fair value of the option awards are summarized below:

April 1, 2026
Term (years)	7.00 years
Volatility [1]	99.9%
Dividend yield [2]	0.00%
Risk-free interest rate [3]	4.02%
Grant date fair value	$3.94
1 Volatility is based of the Company's historical stock price over a period of the expected term of the options.
2 Dividend yield is set to 0.00% as the Company has not historically paid dividends.
3 Risk-free interest rate is based on the Treasury yield for the expected term of the options.

Stock-based Compensation Expense
The following table details the Company's stock-based compensation expense (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenue	$8	$(21)
Research and development	99	68
Sales and marketing	138	76
General and administrative	503	(652)
Total stock-based compensation	$748	$(529)

	Three Months Ended June 30,
	2026	2025
Restricted stock units	$337	$(305)
Performance share units	(13)	(224)
Stock options	424	—
Total stock-based compensation	$748	$(529)
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

Additionally, on June 1, 2026, the Company and Dialectic entered into a First Amendment to the Registration Rights Agreement dated as of September 23, 2025 (the “First Amendment”), pursuant to which, among other things, the Forbearance Warrant was amended to update its terms to be consistent with the Conversion Warrant, including the exercise price of $5.1940 per share.
Private Placement
On June 1, 2026, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Investors an aggregate of 10,615,712 shares of the Company’s common stock, par value $0.01 per share, at a price of $9.42 per share, for aggregate gross proceeds to the Company of $100.0 million. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of approximately $94.6 million. The Private Placement closed June 4, 2026.
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

The Company did not make any sales on the SEPA during the first quarter of fiscal 2027. Comparatively, the Company had sales of 6.32 million shares for net proceeds of approximately $67 million in the first quarter of fiscal 2026.
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

	Three Months Ended June 30,
	2026	2025
Stock awards[1]	357	210
Warrants	265	—
Total	622	210

1 Stock awards include stock options, performance share units and restricted stock units

The Company had outstanding market based restricted stock units as of June 30, 2026 and 2025 that were eligible to vest into shares of common stock subject to the achievement of certain stock price targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted earnings per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 2,506 and 77,545 shares of contingently issuable market-based restricted stock units that were excluded from the table above as the market conditions were not satisfied as of June 30, 2026 and 2025, respectively.

NOTE 9: INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 and 2025 was -0.5%, and -1.1%, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

As of June 30, 2026, including interest and penalties, the Company had $78.3 million of unrecognized tax benefits, $69.1 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of June 30, 2026, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, $71.3 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.0 million (including interest and penalties) were recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $1.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitation, $0.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the statements of operations and comprehensive loss is estimated to be $1.0 million.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2026, the Company had issued non-cancelable commitments for $142.6 million to purchase inventory from its contract manufacturers and suppliers.
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
Litigation
Shareholder Litigation
On September 4, 2025, a shareholder class action complaint was filed in the United States District Court for the District of Colorado. The complaint identifies Seung Lee as the plaintiff and names Quantum Corporation and James J. Lerner, Kenneth P. Gianella, and Laura Nash as defendants. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 related to certain disclosures made in the Company’s quarterly and annual reports regarding its financial reporting for the third quarter of the Company’s fiscal year 2025 and its restatement of that financial reporting. The complaint sought to designate the plaintiff as the lead plaintiff for the class and define a class period of November 15, 2024 through August 18, 2025. On January 27, 2026, a revised final complaint named Hunsu Son as the lead plaintiff and reiterated the violations alleged in the original complaint. The revised complaint seeks an award of unspecified damages, costs, and expenses. The Company has filed a motion to dismiss the litigation, which has not yet been decided. At this time, Quantum is not able to determine whether this lawsuit would have any material adverse effect on our business, operating results, or financial condition.
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
Leases
At June 30 2026 and March 31, 2026, the Company had various non-cancelable operating leases for office facilities. Refer to Note 5: Leases, for additional information regarding lease commitments.
NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets in the fiscal quarters ended June 30, 2026 and 2025.

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate their respective fair values because of the short-term nature of these accounts.
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

The carrying value and estimated fair value of the Company’s debt were as follows (in thousands):

	June 30, 2026		March 31, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$—	$—	$55,906	$51,339
Warrants
Forbearance Warrant
On September 23, 2025, the Company established the initial fair value for the Forbearance Warrant issued to Dialectic in connection with the Fifteenth Amendment. The fair value was subsequently remeasured as of June 30, 2026 and March 31,2026, and the resulting changes in fair value were recognized in the condensed consolidated statement of operations and comprehensive loss under “Change in fair value of warrant liability.”

The Forbearance Warrant was valued using a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model. This model incorporates various assumptions, including the Company’s common stock price, expected volatility, risk-free interest rate, and the remaining contractual term of the warrant.

Because the valuation relies on significant unobservable inputs, the fair value of the Forbearance Warrant is classified as Level 3 within the fair value hierarchy (as defined in ASC 820, Fair Value Measurement).

The following table summarizes the key assumptions used in estimating the fair value of the Forbearance Warrant at issuance and at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Discount period (years)	6.23 years	6.48 years
Risk-free interest rate	3.94% - 4.21%	3.65% - 4.02%
Stock price volatility	100.00%	100.00%
Stock price at valuation date	$11.00	$4.75
Probability[1]	10% - 15% - 75%	15% - 15% - 70%
Fair value (in thousands)	$30,395	$14,105

(1) Scenario probability as of issuance was based on timing expectations of management that a liquidation event occurring was estimated at 35%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 50% at March 31, 2026 and were revised at June 30, 2026 to a 10% of a liquidation event occurring; a 15% of a fundamental transaction occurring; and none of the previous events were estimated at 75%.

The table below sets forth a summary of changes in the fair value of the Company’s Forbearance Warrant liabilities for the period ended June 30, 2026:

Balance at March 31, 2026	$14,105
Change in fair value of warrant liabilities	16,290
Balance at June 30, 2026	$30,395
Conversion Warrant
On June 1, 2026, the Company established the initial fair value for the Conversion Warrant issued to Dialectic in connection with the Sixteenth Amendment. The fair value was subsequently remeasured as of June 30, 2026, and the resulting change in fair value was recognized in the condensed consolidated statement of operations and comprehensive loss under “Change in fair value of warrant liability.”
The Conversion Warrant was valued using a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model. This model incorporates various assumptions, including the Company’s common stock price, expected volatility, risk-free interest rate, and the remaining contractual term of the warrant.

Because the valuation relies on significant unobservable inputs, the fair value of the Conversion Warrant is classified as Level 3 within the fair value hierarchy (as defined in ASC 820, Fair Value Measurement).

The following table summarizes the key assumptions used in estimating the fair value of the Conversion Warrant at issuance and at June 30, 2026:

	June 30, 2026	June 1, 2026
Discount period (years)	4.92 years	5 years
Risk-free interest rate	3.94% - 4.15%	3.81% - 4.14%
Stock price volatility	100.00%	100.00%
Stock price at valuation date	$11.00	$10.49
Probability[1]	10% - 15% - 75%	10% - 15% - 75%
Fair value (in thousands)	$1,295	$1,280

(1) Scenario probability as of issuance was based on timing expectations of management that a liquidation event occurring was estimated at 10%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 50% and were not revised at June 30, 2026.

The table below sets forth a summary of changes in the fair value of the Company’s Conversion warrant liabilities for the period ended June 30, 2026:

Balance at March 31, 2026	$—
Issuance of warrants	1,280
Change in fair value of warrant liabilities	15
Balance at June 30, 2026	$1,295
Convertible Note
On June 4, 2026 and pursuant to the terms of that the Conversion Agreement, all of the Company’s outstanding Convertible Notes were canceled, and the Indenture was satisfied and discharged in full. At the time of settlement, the Company issued to Dialectic 14,104,620 shares of common stock with an aggregate fair value of $222.6 million, at a share price of $15.78. Of this amount, $219.7 million represents the fair value of the Convertible Note prior to conversion, and $2.8 million represents the deferred cash interest owed to Dialectic under the Term Loan Credit Agreement that was settled through the share issuance. The change in the fair value of the Convertible Note was recognized in the condensed consolidated statement of operations and comprehensive loss under “Change in fair value of convertible note.”

The table below sets forth a summary of changes in the fair value of the Company’s Convertible Note for the period ended June 30, 2026:

Balance at March 31, 2026	$90,034
Change in fair value of convertible note	129,715
Exercise of convertible note	(219,749)
Balance at June 30, 2026	$—

NOTE 12: SEGMENT INFORMATION
The Company operates as a single operating segment and a single reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is net income (loss). The CODM uses net income (loss) to make resource allocation decisions, evaluate budgets and forecasts, and assess the Company's overall performance, including monitoring budgeted versus actual results.
Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the Company evaluates its financial performance (in thousands):

	Three Months Ended June 30,
	2026	%	2025	%
Americas[1]
Product revenue	$24,272		$22,750
Service and subscription	13,454		14,359
Total revenue	37,726	46.7%	37,109	57.7%

EMEA
Product revenue	19,501		9,983
Service and subscription	8,698		8,482
Total revenue	28,199	34.9%	18,465	28.7%

APAC
Product revenue	10,098		4,802
Service and subscription	2,516		2,102
Total revenue	12,614	15.6%	6,904	10.7%

Consolidated
Product revenue	53,871		37,535
Service and subscription	24,668		24,943
Royalty[2]	2,264	2.8%	1,808	2.8%
Total revenue	$80,803	100%	$64,286	100%
1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Three Months Ended June 30,
	2026	%	2025	%
Primary storage systems	$8,487	11%	$12,529	19%
Secondary storage systems	37,032	46%	18,506	29%
Device and media	10,361	13%	9,941	15%
Service	22,659	28%	21,502	33%
Royalty	2,264	3%	1,808	3%
Total revenue[1]	$80,803	100%	$64,286	100%
1 Subscription revenue of $2.0 million and $3.4 million allocated to Primary and Secondary storage systems for the three months ended June 30, 2026 and 2025, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Total revenue	$80,803	$64,286
Total cost of revenue	49,083	41,574
Gross profit	31,720	22,712
Gross margin	39.3%	35.3%
Operating expenses
Salaries & fringe[1]	15,743	18,001
Outside services[2]	4,346	7,676
Infrastructure[3]	1,836	2,522
Operational costs[4]	2,317	2,332
Restructuring	23	2,423
Other segment items[5]	2,417	2,354
Total operating expenses	26,682	35,308
Income (loss) from operations	5,038	(12,596)
Other income (expense), net	211	(430)
Interest expense	(2,097)	(6,516)
Change in fair value of warrant liability	(16,305)	—
Change in fair value of convertible note	(129,715)	—
Gain (loss) on debt extinguishment, net	(11,716)	2,559
Loss before income taxes	(154,583)	(16,983)
Income tax provision	710	223
Net loss	$(155,293)	$(17,206)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the change in the condensed consolidated financial statements for the quarter ended June 30, 2026 and June 30, 2025, and should be read together with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”). In particular, the risk factors contained in Part I, Item 1A of the Annual Report under the heading “Risk Factors” may reflect trends, demands,commitments, events, or uncertainties that could materially impact our results of operations and liquidity and capital resources. For comparisons of quarters ended June 30, 2025 and June 30, 2024, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on September 11, 2025 and amended on September 23, 2025 and incorporated herein by reference. Our fiscal year ends on March 31 of each calendar year. "Fiscal 2027" refers to the fiscal year ending March 31, 2027, and "Fiscal 2026" refers to the fiscal year ended March 31, 2026.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended June 30,
(in thousands)	2026	2025

Total revenue	$80,803	$64,286
Total cost of revenue (1)	49,083	41,574
Gross profit	31,720	22,712
Operating expenses
Sales and marketing (1)	11,027	12,655
General and administrative (1)	9,609	13,569
Research and development (1)	6,023	6,661
Restructuring charges	23	2,423
Total operating expenses	26,682	35,308
Loss from operations	5,038	(12,596)
Other income and expense, net	211	(430)
Interest expense	(2,097)	(6,516)
Change in fair value of warrant liability	(16,305)	—
Change in fair value of convertible note	(129,715)	—
Gain (loss) on debt extinguishment, net	(11,716)	2,559
Loss before income taxes	(154,583)	(16,983)
Income tax provision	710	223
Net loss	$(155,293)	$(17,206)
(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025

Cost of revenue	$8	$(21)
Research and development	99	68
Sales and marketing	138	76
General and administrative	503	(652)
Total	$748	$(529)

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Product revenue	$53,871	67%	$37,535	58%	$16,336	44%
Service and subscription revenue	24,668	31%	24,943	39%	(275)	(1)%
Royalty revenue	2,264	3%	1,808	3%	456	25%
Total revenue	$80,803	100%	$64,286	100%	$16,517	26%

Product Revenue
In the three months ended June 30, 2026, product revenue increased $16.3 million, or 44%, as compared to the same period in fiscal 2026. The primary driver of this increase was strong demand across all secondary storage product lines including Scalar tape storage products, DXi backup appliances, and ActiveScale object storage appliances. Demand growth increased worldwide with product revenues increasing across all regions. Overall secondary storage revenue increased by $18.5 million, or 100.1% as compared to the same period in fiscal 2026. Devices and media revenues also increased by $0.4 million, or 4.2% as compared to fiscal 2026. These increases were partially offset by declines in primary storage.
Service and Subscription Revenue
Service and subscription revenue was essentially flat with a small decrease of $0.3 million, or 1%, in the three months ended June 30, 2026, compared to the same period in fiscal 2026.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue increased $0.5 million, or 25%, in the three months ended June 30, 2026, as compared to the same period in fiscal 2026, related to higher overall unit shipments.
Gross Profit and Margin

	Three Months Ended June 30,
(in thousands)	2026	Gross margin %	2025	Gross margin %	$ Change	Basis point change
Product gross profit	$14,148	26.3%	$6,790	18.1%	$7,358	820
Service and subscription gross profit	15,308	62.1%	14,114	56.6%	1,194	550
Royalty gross profit	2,264	100.0%	1,808	100.0%	456	—
Gross profit	$31,720	39.3%	$22,712	35.3%	$9,008	400
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased by 820 basis points for the three months ended June 30, 2026, as compared to fiscal 2026. This increase was due primarily to a mix more heavily weighted towards higher margin products, as well as a temporary benefit from higher pricing.
Service and Subscription Gross Margin
Service and subscription gross margin increased 550 basis points for the three months ended June 30, 2026, as compared to fiscal 2026. This increase was primarily due to lower operational costs and efficiency gains in the support organization.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Sales and marketing	$11,027	14%	$12,655	20%	$(1,628)	(13)%
General and administrative	9,609	12%	13,569	21%	(3,960)	(29)%
Research and development	6,023	7%	6,661	10%	(638)	(10)%
Restructuring charges	23	—%	2,423	4%	(2,400)	(99)%
Total operating expenses	$26,682	33%	$35,308	55%	$(8,626)	(24)%

In the three months ended June 30, 2026, sales and marketing expenses decreased $1.6 million, or 13%, as compared with fiscal 2026. This decrease was primarily driven by an improved organizational structure following management changes in fiscal 2026.
In the three months ended June 30, 2026, general and administrative expenses decreased $4.0 million, or 29%, as compared with fiscal 2026 This decrease was primarily driven by large non-recurring projects in the prior year related to restructuring and compliance related activities. Expenses also decreased as administrative efficiency gains were realized through more streamlined functions and process automation.
In the three months ended June 30, 2026, research and development expenses decreased $0.6 million, or 10%, as compared with fiscal 2026. This decrease was the result of the efficiencies realized through improved organization design, further aligning commonalities between major products.
In the three months ended June 30, 2026, restructuring charges decreased $2.4 million, or 99%, as compared with fiscal 2025. This decrease is because the corporate restructuring activities are largely complete.
Other Expense, net

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Other income (expense), net	$211	0%	$(430)	(1)%	$(641)	(149)%

In the three months ended June 30, 2026, the change in other expense resulted in a net increase of $0.6 million or 149%, compared to fiscal 2025. The increase was primarily related to differences in foreign currency gains and losses during each period.
Interest expense

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Interest expense	$(2,097)	(3)%	$(6,516)	(10)%	4,419	(68)%

In the three months ended June 30, 2026, interest expense decreased by $4.4 million, or 68%, as compared to fiscal 2025. This decrease was primarily due to the restructuring and subsequent repayment of our Term Loan (as defined herein) in September 2025 and in June 2026, respectively.
Warrant liabilities

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(16,305)	(20)%	$—	—%	$(16,305)	—%
In the three months ended June 30, 2026, we recorded a non-cash loss of $16.3 million related to the change in fair value of our forbearance warrant which was issued in September 2025 and conversion warrant which was issued in June 2026. The loss was primarily driven by fluctuations in our stock price.
Convertible note

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of convertible note	$(129,715)	(161)%	$—	—%	$(129,715)	—%
In the three months ended June 30, 2026, we recorded a non-cash loss of $(129.7) million related to the change in fair value of our convertible note issued in December 2025. This change was primarily driven by fluctuations in our stock price and the conversion of the convertible note in June 2026.
(Loss) gain on debt extinguishment, net

	Three Months Ended June 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Loss on debt extinguishment, net	$(11,716)	(14)%	$2,559	4%	$(14,275)	(558)%
In the three months ended June 30, 2026, we recorded a loss of $11.7 million on debt extinguishment, primarily related to the repayment of our Term Loan in June 2026. In the same period in fiscal 2025, the gain on debt extinguishment, net was related to the net of discount on issuance of term loans to a new lender and write-off of all unamortized debt issuance costs and fees.
Income Tax Provision

	Three Months Ended June 30,
(in thousands)	2026	% of pretax income	2025	% of pretax income	$ Change	% Change
Income tax provision	$710	0%	$223	(1)%	$(487)	(218)%
Income tax provision for the three months ended June 30, 2026 and 2025 is primarily influenced by foreign and state income taxes.

Due to our history of net losses in the United States, the protracted period for utilizing tax attributes incertain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.
Liquidity and Capital Resources
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and proceeds from the sale of common stock. We require significant cash resources to provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital investment needs.

We had cash and cash equivalents of $54.4 million as of June 30, 2026, which excludes $0.1 million of short-term restricted cash. Our total outstanding Term Loan debt was fully repaid in the three months ended June 30, 2026.

We generated cash flows from operations of approximately $0.9 million for the three months ended June 30, 2026, compared to negative cash flows of $16.9 million for the three months ended June 30, 2025. We generated net losses of approximately $155.3 million and $17.2 million for the three months ended June 30, 2026 and 2025, respectively. We have funded operations through the sale of common stock and debt borrowings as described in Note 4: Debt and Note 7 : Common Stock.

On June 1, 2026, the Company entered into Securities Purchase Agreements to issue and sell to certain accredited investors an aggregate of 10,615,712 shares of the Company’s Common Stock. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of $94.7 million. On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement. This fully paid down and extinguished our Term Loans (as defined herein). Also on June 4, 2026, the Company provided a notice to YA regarding its termination of the SEPA, effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided. With the cash proceeds, after repayment of the Term Loans, we forecast that operating performance, cash and current working capital will provide us with sufficient capital to fund operations for at least one year from when the condensed consolidated financial statements are available to be issued.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$947	$(16,891)
Investing activities	(395)	(1,192)
Financing activities	37,808	39,027
Effect of exchange rate changes	(4)	—
Net change in cash, cash equivalents, and restricted cash	$38,356	$20,944
/

Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities increased by $17.8 million to $0.9 million for the three months ended June 30, 2026 compared to net cash used of $(16.9) million for the three months ended June 30, 2025, primarily due to non-cash fair value adjustments related to the warrant liabilities and Convertible Note and a favorable change in deferred revenue, partially offset by unfavorable changes in accrued compensation and other liabilities.

Net cash used by operating activities was $16.9 million for the three months ended June 30, 2025. This use of cash was primarily attributed to lower earnings.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.4 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, primarily attributable to capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $37.8 million for the three months ended June 30, 2026 due primarily to cash proceeds from the private placement, partially offset by the repayment of the Term Loans and associated fees.

Net cash provided by financing activities was $39.0 million for the three months ended June 30, 2025 which was related primarily to borrowings on our Term Loan.
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

We are also subject to ordinary course of business litigation, See Note 10: Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 1: Description of Business and Significant Accounting Policies, to our condensed consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer have determined, based on the procedures performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented in accordance with U.S. generally accepted accounting principles.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026, due to the material weaknesses described below.

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
Income taxes

The Company did not maintain effective internal controls over the review of the income tax provision for the year ended March 31, 2026. Management concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our condensed consolidated financial statements for any prior annual or interim period.
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

While none of the material weaknesses resulted in material misstatements to our condensed consolidated financial statements, each creates a reasonable possibility that a material misstatement could occur and not be prevented or detected on a timely basis.
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
Management is implementing tools to assist with automating the ingestion of the purchase order from the customer and, therefore, automating the review of data accuracy. We anticipate that manual review would still be required on an exception basis but the automation would allow the Company to increase the population reviewed to 100%. We anticipate implementing this by the end of fiscal year 2027.
Controls over the allocation of revenue to performance obligations on a standalone selling price basis
In fiscal year 2025, and as noted in Part II, Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2025, the Company implemented a new process for allocation of revenue on a standalone selling price basis, but the Company did not sufficiently execute controls over the review of that process. After the start of fiscal year 2026, management implemented a detailed review and documentation process for the allocation of revenue to performance obligations. However, because the detailed review and documentation process did not operate for the full fiscal year, management has concluded that the material weakness remains as of June 30, 2026.
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
Income taxes
Management is strengthening our income tax control by improving documentation standards, providing enhanced technical oversight and mandatory training for the tax provision reviewer. We anticipate implementing these processes by the end of fiscal year 2027.
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
Changes in Internal Controls over Financial Reporting
Except for the matters discussed above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
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

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	01/27/25	3.1
3.2	Amended and Restated Bylaws of the Company, as amended through June 12, 2025	8-K	06/18/25	3.1
4.1	Form of Registration Rights Agreement dated June 1, 2026, by and among the Company and the Investors party thereto.	8-K	06/02/26	4.1
4.2	Warrant to Purchase Common Stock dated June 1, 2026, issued to Dialectic Technology SPV LLC.	8-K	06/02/26	4.2
4.3	First Amendment to the Registration Rights Agreement dated June 1, 2026, by and between the Company and Dialectic Technology SPV LLC, to the Registration Rights Agreement dated September 23, 2025.	8-K	06/02/26	4.3
4.4	First Amendment to Warrant to Purchase Common Stock dated June 1, 2026, by and between the Company and Dialectic Technology SPV LLC, to the Warrant issued to Dialectic Technology SPV LLC on September 23, 2025.	8-K	06/02/26	4.4
4.5	Form of Right of First Refusal Agreement dated June 1, 2026, by and among the Company, Dialectic Technology SPV LLC and certain stockholders party thereto.	8-K	06/02/26	4.5
10.1	Form of Securities Purchase Agreement dated June 1, 2026, by and among the Company and the Investors party thereto.	8-K	06/02/26	10.1
10.2	Sixteenth Amendment to Term Loan Credit and Security Agreement dated June 1, 2026, by and among the Company, Quantum LTO Holdings, LLC, the borrowers and guarantors party thereto, the lenders party thereto, and Alter Domus (US) LLC, as disbursing agent and collateral agent.	8-K	06/02/26	10.2
10.3	Conversion Agreement dated June 1, 2026, by and among the Company, Dialectic Technology SPV LLC and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (solely with respect to Sections 7.1 and 7.3 and Articles III and X thereof).	8-K	06/02/26	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

August 10, 2026	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	/s/ William H. White
(Date)	William H. White
Chief Financial Officer
(Principal Financial Officer)