Form 10-Q
period 2026-09-30
QUANTUM CORP /DE/
filed 2026-11-09
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 05, 2026, there were 39,557,393 shares of Quantum Corporation’s common stock issued and outstanding.

QUANTUM CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

Note Regarding Forward-Looking Statements
As used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), the terms the "Company," "Quantum," "we," "us," and "our" refer to Quantum Corporation and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including, but not limited to, statements regarding our future operating results, financial position and liquidity, including the sufficiency of our capital resources; our business strategy, focus and plans; our market growth and trends; our products, services and expected benefits thereof; and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the competitive pressures that we face; risks associated with executing our strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of our products and the delivery of our services effectively; the protection of our intellectual property assets, including intellectual property licensed from third parties; risks associated with our international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs; our response to emerging technological trends; the execution and performance of contracts by us and our suppliers, customers, clients and partners; the hiring and retention of key employees; risks associated with business combination and investment transactions; the outcome of any claims and disputes; our ability to generate sufficient cash flows and to obtain additional financing on acceptable terms, if at all; our ability to remediate the material weaknesses in our internal control over financial reporting and to maintain effective internal control over financial reporting following remediation; risks related to changes in our management; and those risks described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in our subsequent filings with the SEC. Moreover, we operate in a competitive and changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$67,416	$15,572
Restricted cash	79	662
Accounts receivable, net of allowance for credit losses of $3,733 and $3,234, respectively	70,725	69,650
Inventories, net	21,907	16,103
Prepaid expenses	4,739	2,431
Other current assets	8,279	8,068
Total current assets	173,145	112,486

Property and equipment, net	8,675	9,284
Goodwill	12,969	12,969
Right-of-use assets, net	7,075	7,416
Other long-term assets	13,336	14,737
Total assets	$215,200	$156,892
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,419	$29,342
Accrued compensation	11,100	12,428
Deferred revenue, current portion	75,156	75,654
Term debt	—	54,811
Warrant liabilities	83,255	14,105
Other current liabilities	18,651	19,457
Total current liabilities	224,581	205,797
Deferred revenue, net of current portion	42,300	39,030
Convertible note	—	90,034
Operating lease liabilities	7,799	8,172
Other long-term liabilities	12,734	12,716
Total liabilities	287,414	355,749
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of September 30, 2026 and March 31, 2026, respectively	—	—
Common stock:
Common stock, $0.01 par value; 225,000 shares authorized; 39,541 and 14,638 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	395	146
Additional paid-in capital	1,172,297	853,974
Accumulated deficit	(1,243,660)	(1,043,517)
Accumulated other comprehensive loss	(1,246)	(9,460)
Total stockholders' deficit	(72,214)	(198,857)
Total liabilities and stockholders' deficit	$215,200	$156,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product	$62,584	$35,368	$116,456	$72,905
Service and subscription	25,011	25,620	49,680	50,563
Royalty	2,030	1,727	4,293	3,534
Total revenue	89,625	62,715	170,429	127,002
Cost of revenue
Product	42,137	28,748	81,861	59,493
Service and subscription	10,762	10,415	20,122	21,243
Total cost of revenue	52,899	39,163	101,983	80,736
Gross profit	36,726	23,552	68,446	46,266
Operating expenses
Sales and marketing	12,168	11,819	23,196	24,474
General and administrative	11,126	11,006	20,734	24,576
Research and development	6,360	5,692	12,383	12,353
Restructuring charges	292	3,193	315	5,616
Total operating expenses	29,946	31,710	56,628	67,019
Income (loss) from operations	6,780	(8,158)	11,818	(20,753)
Other income (expense), net	80	(185)	292	(616)
Interest expense	—	(6,227)	(2,097)	(12,743)
Change in fair value of warrant liabilities	(51,565)	1,525	(67,870)	1,525
Change in fair value of convertible note	—	—	(129,715)	—
Loss on debt extinguishment, net	—	(33,254)	(11,716)	(30,695)
Loss before income taxes	(44,705)	(46,299)	(199,288)	(63,282)
Income tax provision	145	157	855	380
Net loss	$(44,850)	$(46,456)	$(200,143)	$(63,662)

Net loss per share - basic and diluted	$(1.14)	$(3.49)	$(6.51)	$(5.65)
Weighted average shares - basic and diluted	39,438	13,322	30,760	11,266

Net loss	$(44,850)	$(46,456)	$(200,143)	$(63,662)
Reclassification of loss on convertible note to loss on debt extinguishment	—	—	8,444	—
Foreign currency translation adjustments, net	(154)	(62)	(230)	660
Total comprehensive loss	$(45,004)	$(46,518)	$(191,929)	$(63,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(200,143)	$(63,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	1,857
Amortization of debt issuance costs	530	3,998
Non-cash lease expense	514	697
Paid-in-kind interest	924	3,579
Provision for manufacturing and service inventories	713	3,633
Stock-based compensation	1,583	(205)
Warrants issued in connection with debt amendments	1,280	25,420
Change in fair value of warrant liabilities	67,870	(1,525)
Change in fair value of convertible note	129,715	—
Non-cash loss on debt extinguishment	8,372	5,275
Other non-cash	289	1,936
Changes in assets and liabilities:
Accounts receivable	(1,613)	8,429
Inventories	(6,517)	(150)
Accounts payable	6,986	(7,794)
Prepaid expenses	(2,309)	(1,786)
Operating lease liabilities	(464)	(587)
Deferred revenue	2,773	(12,021)
Accrued restructuring charges	(537)	69
Accrued compensation	(791)	(393)
Other assets	220	2,162
Other liabilities	2,610	(1,421)
Net cash provided by (used in) operating activities	14,316	(32,489)
Investing activities
Purchases of property and equipment	(643)	(1,606)
Net cash used in investing activities	(643)	(1,606)
Financing activities
Borrowings of long-term debt, net of debt issuance costs	—	(6,317)
Repayment of long-term debt, net	(56,830)	(909)
Borrowings of credit facility	—	71,625
Repayments of credit facility and payment of amendment fees	—	(98,682)
Proceeds from shares related to the SEPA, net	—	66,993
Proceeds from issuance of common stock, net	143	81
Proceeds from shares issued related to private placement, net	94,275	—
Net cash provided by financing activities	37,588	32,791
Effect of exchange rate changes on cash and cash equivalents	—	30
Net change in cash, cash equivalents, and restricted cash	51,261	(1,274)
Cash, cash equivalents, and restricted cash at beginning of period	16,234	16,603
Cash, cash equivalents, and restricted cash at end of period	$67,495	$15,329
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4,591
Cash paid for income taxes, net of refunds	$379	$327
Non-cash investing and financing transactions:
Purchases of property and equipment included in accounts payable	$190	$117
Right-of-use assets obtained in exchange for new lease liabilities	$65	$9
Warrants issued in connection with debt amendments	$1,280	$25,420
Common stock issued upon conversion of convertible note (14,104,620 shares)	$222,571	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$67,416	$14,670
Restricted cash	79	659
Total cash, cash equivalents and restricted cash at the end of period	$67,495	$15,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Three Months Ended	Shares	Amount
Balance as of June 30, 2025	13,319	$133	$846,046	$(959,677)	$(888)	$(114,386)
Net loss	—	—	—	(46,456)	—	(46,456)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(62)	(62)
Shares issued under employee incentive plans	14	—	81	—	—	81
Stock-based compensation	—	—	324	—	—	324
Balance, September 30, 2025	13,333	$133	$846,451	$(1,006,133)	$(950)	$(160,499)

Balance, June 30, 2026	39,375	$393	$1,171,684	$(1,198,810)	$(1,092)	$(27,825)
Net loss	—	—	—	(44,850)	—	(44,850)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(154)	(154)
Shares issued related to private placement, net	—	—	(363)	—	—	(363)
Shares issued under employee stock option plans	132	1	(1)	—	—	—
Shares issued under employee stock incentive plans	34	1	142	—	—	143
Stock-based compensation	—	—	835	—	—	835
Balance, September 30, 2026	39,541	$395	$1,172,297	$(1,243,660)	$(1,246)	$(72,214)

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Six Months Ended	Shares	Amount
Balance, March 31, 2025	6,962	$70	$779,645	$(942,471)	$(1,610)	$(164,366)
Net loss	—	—	—	(63,662)	—	(63,662)
Foreign currency translation adjustments	—	—	—	—	660	660
Shares issued under employee incentive plans	51	—	81	—	—	81
Shares issued related to the SEPA	6,320	63	66,930	—	—	66,993
Stock-based compensation	—	—	(205)	—	—	(205)
Balance, September 30, 2025	13,333	$133	$846,451	$(1,006,133)	$(950)	$(160,499)

Balance, March 31, 2026	14,638	$146	$853,974	$(1,043,517)	$(9,460)	$(198,857)
Net loss	—	—	—	(200,143)	—	(200,143)
Foreign currency translation adjustments	—	—	—	—	(230)	(230)
Change in fair value of convertible note	—	—	—	—	8,444	8,444
Shares issued related to private placement, net	10,616	106	94,169	—	—	94,275
Shares issued under employee stock option plans	132	1	(1)	—	—	—
Shares issued under employee incentive plans	50	1	142	—	—	143
Shares issued related to the convertible note	14,105	141	222,430	—	—	222,571
Stock-based compensation	—	—	1,583	—	—	1,583
Balance, September 30, 2026	39,541	$395	$1,172,297	$(1,243,660)	$(1,246)	$(72,214)

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

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly our financial position as of September 30, 2026, the results of operations and comprehensive loss, our cash flows, and changes in stockholders’ deficit, as of and for three and six months ended September 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of short-term variations.

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

We have aggregated Manufacturing and Service Inventory into a single line called Inventories on the Condensed Consolidated Balance Sheets and we have aggregated Accrued Restructuring into Accrued Compensation. Details of the balances in the Inventories line item have been included in Note 3 : Balance Sheet Information and Accrued Restructuring has been included in Note 6 : Restructuring Charges.
Liquidity
These condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company generated cash flows from operations of approximately $14.3 million for the six months ended September 30, 2026. The Company has historically funded operations through the sale of common stock and term debt borrowings in Note 4: Debt and Note 7: Common Stock. Management believes that it has the ability to obtain additional debt or equity financing, if required, and has historically been able to do so. In the first half of fiscal year 2027, the Company has generated positive operating cash flows and management believes that expected operating cash flows will be sufficient to fund operations for at least one year from the condensed consolidated financial statements issuance date.

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
Restricted Cash
Restricted cash is comprised of bank guarantees and similar required minimum balances that serve as cash collateral in connection with various items including value added taxes, ongoing tax audits and leases in certain countries.
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

The Company has applied the practical expedient, where current conditions that do not affect the historical loss information are taken into account when determining the expected credit loss.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. Quantum issued a Conversion Warrant in June 2026 and Forbearance Warrant in September 2025. See Note 4: Debt and Note 11: Fair Value of Financial Instruments, for further details.
Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts

Receivable and Contract Assets. ASU 2025-05 was effective for the Company beginning on April 1, 2026, and did not have a material impact on our financial statement disclosures.
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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). The updates eliminate references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for the Company beginning April 1, 2028, with early adoption permitted. The Company is currently assessing the potential impact that ASU 2025-06 will have on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain aspects of interim reporting guidance. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, which will be the Company’s fiscal year beginning April 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which amends a broad range of Topics to clarify guidance, correct errors, and make other improvements. The update clarifies that, when an entity reports a loss from continuing operations, it must consider whether instruments that may be settled in cash or shares and are classified as assets or liabilities are dilutive, including the related adjustments to the diluted net loss per share calculation, rather than presuming them to be antidilutive. The amendments to ASC 260 must be applied retrospectively to all periods presented. ASU 2025-12 will be effective for our fiscal year beginning April 1, 2027, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this new standard, including the effect on diluted net loss per share related to its liability-classified warrants.

NOTE 2: REVENUE
Contract Balances

The following table presents the Company’s contract assets and liabilities:

	September 30, 2026	March 31, 2026	March 31, 2025
Accounts receivable, net	$70,725	$69,650	$52,502
Contract assets - included in Other current assets	419	351	278
Deferred revenue, current portion	75,156	75,654	75,076
Deferred revenue, net of current portion	42,300	39,030	38,847

Remaining Performance Obligations

Total remaining performance obligations (“RPO”) refers to goods and services which have been contracted for but not recognized into revenue. RPO consists of both deferred revenue, which is included in the condensed consolidated balance sheets, and non-cancelable amounts from contracts that will be invoiced in the future. As of September 30, 2026, the total balance was $184.6 million. This amount excludes variable consideration related to sales-based royalties.

Remaining performance obligations consisted of the following (in thousands):

	Current	Non-Current	Total
As of September 30, 2026	$142,321	$42,300	$184,621

Deferred revenue primarily consists of amounts invoiced and paid but not recognized as revenue, including performance obligations pertaining to subscription services. The table below reflects our deferred revenue as of September 30, 2026 (in thousands):

	Deferred revenue as of September 30, 2026
	Current	Non-current	Total
Service revenue	$61,524	$32,139	$93,663
Subscription revenue	12,480	10,161	22,641
Product revenue	1,152	—	1,152
Total	$75,156	$42,300	$117,456

The Company recognized revenue of $42.6 million in the six months ended September 30, 2026 and $48.1 million in the six months ended September 30, 2025 that was included in the contract liability balances at March 31, 2026 and 2025, respectively.

NOTE 3: BALANCE SHEET INFORMATION
Certain significant amounts included in the Company's condensed consolidated balance sheets consist of the following (in thousands):

Inventories, net
	September 30, 2026	March 31, 2026
Manufactured finished goods	$9,111	$5,887
Work in progress	848	990
Raw materials	11,948	8,508
Service parts	—	718
Total inventories	$21,907	$16,103
Goodwill
As of September 30, 2026 and March 31, 2026, goodwill was $13.0 million. There were no impairments to goodwill as of September 30, 2026 and March 31, 2026.

Other Long-term Assets
	September 30, 2026	March 31, 2026
Capitalized SaaS implementation costs for internal use	$11,179	$12,063
Deferred taxes	1,062	1,062
Contract cost asset	870	994
Other	225	618
Total other long-term assets	$13,336	$14,737

Other current liabilities
	September 30, 2026	March 31, 2026
Accrued expenses	$6,585	$7,456
Accrued interest	—	2,827
Accrued supplier owned inventory obsolescence	4,247	2,057
Accrued income taxes	1,489	1,153
Accrued warranty	1,003	772
Lease liability	881	799
Accrued product returns	720	783
Other	3,726	3,610
Total other current liabilities	$18,651	$19,457

The following table details the change in the Accrued warranty balance for each period presented (in thousands):

	Six Months Ended September 30,
	2026	2025
Beginning balance	$772	$1,032
Current period accruals	1,212	1,383
Adjustments to prior estimates	236	(21)
Charges incurred	(1,069)	(1,653)
Less amount presented in Other long-term liabilities	(148)	—
Ending balance	$1,003	$741

NOTE 4: DEBT
The following table summarizes the Company's borrowing as of the dates presented (in thousands):

	September 30, 2026	March 31, 2026
Term loan	$—	$55,906
Convertible Note	—	90,034
Less: current portion	—	(54,811)
Less unamortized debt issuance costs(1)	—	(1,095)
Long-term debt, net	$—	$90,034
(1) The unamortized debt issuance costs related to the Term Loan are presented as a reduction of the carrying amount of the corresponding debt balance on the accompanying condensed consolidated balance sheet as of March 31, 2026.
Prior to June 2026, the Company’s debt consisted of (i) senior secured term loans (the “Term Loan”) under its Term Loan Credit and Security Agreement, dated August 5, 2021, as amended (the “Term Loan Credit Agreement”), and (ii) a 10.00% PIK Senior Secured Convertible Note due 2028 (the “Convertible Note”) issued on December 18, 2025 to Dialectic Technology SPV, LLC (“Dialectic”) in exchange for the Term Loans held by Dialectic. The Company elected the fair value option under ASC 825 for the Convertible Note. In connection with the Fifteenth Amendment to the Term Loan Credit Agreement, entered into on September 23, 2025 (the “Fifteenth Amendment”), the Company issued Dialectic a warrant to purchase up to 2,653,308 shares of its common stock (the “Forbearance Warrant”). For a description of the terms of, and amendments to, these instruments, see the notes to the audited consolidated financial statements included in the Annual Report.

On June 1, 2026, the Company entered into a Sixteenth Amendment to the Term Loan Credit Agreement to facilitate the Private Placement (as defined in Note 7 : Common Stock) and the Conversion (as defined below).

Pursuant to a Conversion Agreement dated June 1, 2026 (the “Conversion Agreement”), on June 4, 2026, Dialectic, as the sole beneficial owner of the Convertible Note, voluntarily converted the entire principal amount of the

Convertible Note, together with all accrued and unpaid interest thereon, which was approximately $57.2 million, into shares of the Company’s common stock (the “Conversion”), and the Convertible Note was canceled.

As consideration for the Conversion, the Company (i) amended the Convertible Note to waive certain notice and settlement requirements otherwise applicable to a voluntary exchange; (ii) issued to Dialectic 3.1 million additional shares of the Company’s common stock, representing the present value of PIK interest that would have accrued on the Convertible Note through its stated maturity plus the Term Loan deferred cash interest owed to Dialectic, divided by the $5.1940 conversion price; and (iii) issued to Dialectic the Conversion Warrant (as defined in Note 7 : Common Stock). See Note 7 : Common Stock for additional information.

On June 4, 2026, the Company paid an aggregate of $57.8 million in connection with the termination of the Term Loan Credit Agreement, consisting of the entire outstanding principal amount, accrued interest, and fees and expenses incurred in connection with the termination. The Company recorded a loss on debt extinguishment of $11.7 million associated with this transaction.

On June 4, 2026 and pursuant to the terms of the Conversion Agreement, the Convertible Note was canceled, and the Indenture was satisfied and discharged in full. See Note 11: Fair Value of Financial Instruments for full details of the transaction.
Related Party Transactions
The Forbearance Warrant, Conversion Warrant and Convertible Note issued to Dialectic constitute related party transactions, as John Fichthorn, a member of the Company's board of directors, is also Managing Partner of Dialectic Capital Management, the investment adviser to Dialectic. The fair values of the Forbearance Warrant and Conversion Warrant as of September 30, 2026 are included in Note 11: Fair Value of Financial Instruments. The Convertible Note was canceled on June 4, 2026 when the indenture governing the Convertible Note was satisfied and discharged in full.

NOTE 5: LEASES
Supplemental condensed consolidated balance sheets information related to leases is as follows (in thousands):

Operating leases	September 30, 2026	March 31, 2026
Operating lease right-of-use assets	$7,075	$7,416

Operating lease liability, current - included in other current liabilities	$881	$799
Operating lease liability	7,799	8,172
Total operating lease liabilities	$8,680	$8,971

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Lease expense	2026	2025	2026	2025
Operating lease expense	$527	$472	$1,067	$1,141
Variable lease expense	30	36	63	75
Short-term lease expense	109	113	217	188
Total lease expense	$666	$621	$1,347	$1,404

Maturity of Lease Liabilities	Operating Leases
Remainder of fiscal year 2027	$992
2028	1,638
2029	1,257
2030	1,241
2031	1,285
Thereafter	9,569
Total lease payments	15,982
Less: Imputed interest	(7,302)
Present value of lease liabilities	$8,680

Lease Term and Discount Rate
	September 30, 2026	March 31, 2026
Weighted average remaining operating lease term (years)	9.9	10.2
Weighted average discount rate for operating leases	12.69%	12.67%

Operating cash outflows related to operating leases totaled $1.1 million and $1.1 million for the six months ended September 30, 2026 and 2025, respectively.

NOTE 6: RESTRUCTURING CHARGES
During the six months ended September 30, 2026, the Company continued to carry out existing restructuring plans to rationalize its cost structure. All restructuring activities from prior years were completed by the fourth quarter of fiscal 2026. During fiscal year 2026, all employees were notified; however, due to local requirements, not all employees had left employment by the end of the fiscal year.
The following tables show the activity for accrued restructuring (in thousands):

Severance and benefits
Balance as of March 31, 2025	$786
Restructuring charges	5,616
Cash payments	(5,599)
Other non-cash	52
Balance as of September 30, 2025	855

Balance as of March 31, 2026	566
Restructuring charges	315
Cash payments	(854)
Other non-cash	2
Balance as of September 30, 2026	$29

NOTE 7: COMMON STOCK
Stock Options
During the six months ended September 30, 2026, the Company granted options to purchase shares of the Company's common stock as follows: 1,508,650 options on April 1, 2026, 20,000 options on August 1, 2026, and 80,000 options on September 1, 2026. The stock options were valued using the Black-Scholes option pricing model on the grant date. There were no options granted during the three or six months ended September 30, 2025.

The significant assumptions used by the Company to estimate the fair value of the option awards are summarized below:

Grant Date	Term (years)	Volatility [1]	Dividend yield [2]	Risk-free interest rate [3]	Weighted-average grant date fair value
April 1, 2026	7.00 years	99.9%	0.00%	4.02%	$3.94
August 1, 2026	7.00 years	102.8%	0.00%	4.49%	$8.50
September 1, 2026	7.00 years	105.5%	0.00%	4.58%	$19.58
1 Volatility is based off of the Company's historical stock price over a period of the expected term of the options.
2 Dividend yield is set to 0.00% as the Company has not historically paid dividends.
3 Risk-free interest rate is based on the Treasury yield for the expected term of the options.

Stock-based Compensation Expense
The following table details the Company's stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$27	$41	$34	$(567)
Research and development	(57)	19	43	87
Sales and marketing	185	(82)	323	(6)
General and administrative	680	346	1,183	281
Total stock-based compensation	$835	$324	$1,583	$(205)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$327	$544	$664	$239
Performance share units	46	(220)	33	(444)
Stock options	462	—	886	—
Total stock-based compensation	$835	$324	$1,583	$(205)
Private Placement
On June 1, 2026, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the investors an aggregate of 10,615,712 shares of the Company’s common stock, par value $0.01 per share, at a price of $9.42 per share, for aggregate gross proceeds to the Company of $100.0 million. After deducting placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of approximately $94.3 million. The Private Placement closed June 4, 2026.
Standby Equity Purchase Agreement
On January 25, 2025, the Company entered into the SEPA with YA II PN, Ltd., a Cayman Islands exempt limited partnership ("YA") in which pursuant to which the Company had the right, but not the obligation, to sell up to $200.0 million of its common stock to YA.

On June 4, 2026, in accordance with the terms of the SEPA, the Company provided a notice to YA regarding its termination of the SEPA, effective June 11, 2026. There were no amounts owed to YA under the SEPA at the time the termination notice was provided.

The Company did not make any sales under the SEPA during fiscal 2027, prior to termination. Comparatively, the Company had sales of 6.32 million shares for net proceeds of approximately $67 million in the first half of fiscal 2026.
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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Stock awards[1]	1,128	104	743	91
Warrants	1,475	—	870	—
Total	2,603	104	1,613	91

1 Stock awards include stock options, performance share units and restricted stock units

As of September 30, 2026, there were 13,909 shares of common stock equivalents related to performance-based stock options that vest only upon the achievement of specified performance conditions and the completion of a time-based service period. These contingently issuable options were excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2026, and from the table above, as the specified performance conditions were not met as of September 30, 2026.

The Company had outstanding performance share units subject to market or performance conditions as of September 30, 2026 and 2025 that were eligible to vest into shares of common stock subject to the achievement of certain stock price or financial targets in addition to a time-based vesting period. These contingently issuable shares are excluded from the computation of diluted net loss per share if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. There were 2,956 and 34,201 shares of contingently issuable performance share units subject to market or performance conditions that were excluded from the table above as the conditions were not satisfied as of September 30, 2026 and 2025, respectively.

NOTE 9: INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2026 was (0.3)% and (0.4)%, respectively, as compared to (0.4)% and (0.6)% for the three and six months ended September 30, 2025, respectively. The effective tax rates differed from the federal statutory tax rate of 21% during each of these periods due primarily to unbenefited losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.
As of September 30, 2026, including interest and penalties, the Company had $78.7 million of unrecognized tax benefits, $69.5 million of which, if recognized, would favorably affect the effective tax rate without consideration of the valuation allowance. As of September 30, 2026, the Company had accrued interest and penalties related to these unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to income tax matters in the income tax provision in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026, $71.6 million of unrecognized tax benefits were recorded as a contra deferred tax asset in other long-term assets in the condensed consolidated balance sheets and $7.1 million (including interest and penalties) was recorded in other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that approximately $1.8 million of tax benefits, inclusive of interest and penalties, that are currently unrecognized could be recognized as a result of the expiration of applicable statutes of limitations. Upon recognition of the tax benefit related to the expiring statutes of limitations, $0.8 million will be offset by the establishment of a related valuation allowance. The net tax benefit recognized in the condensed consolidated statements of operations and comprehensive loss is estimated to be $1.0 million.
NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments to Purchase Inventory
The Company uses contract manufacturers for its manufacturing operations. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon its forecast of customer demand. The Company has similar arrangements with certain other suppliers. The Company is responsible for the financial impact on the supplier or contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the third party had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for inventory in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2026, the Company had issued non-cancelable commitments for $245.9 million to purchase inventory from its contract manufacturers and suppliers.
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
Litigation
Shareholder Litigation
On September 4, 2025, a shareholder class action complaint was filed in the United States District Court for the District of Colorado. The complaint identifies Seung Lee as the plaintiff and names Quantum Corporation and James J. Lerner, Kenneth P. Gianella, and Laura Nash as defendants. It alleges certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 related to certain disclosures made in the Company’s quarterly and annual reports regarding its financial reporting for the third quarter of the Company’s fiscal year 2025 and its restatement of that financial reporting. The complaint sought to designate the plaintiff as the lead plaintiff for the class and define a class period of November 15, 2024 through August 18, 2025. On January 27, 2026, a revised final complaint named Hunsu Son as the lead plaintiff and reiterated the violations alleged in the original complaint. The revised complaint seeks an award of unspecified damages, costs, and expenses. The Company has filed a motion to dismiss the litigation, which has not yet been heard. The litigation is currently in its early stages and no discovery has taken place. As a result, the case has not progressed enough to support an opinion on potential outcomes or the possibility that damages could be awarded. Consequently, at this time, Quantum is not able to determine whether this lawsuit would have any material adverse effect on our business, operating results, or financial condition.
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

The court ordered the separate Cullison and Marti shareholder derivative complaints to be consolidated and stayed pending further activity in the shareholder class action litigation.
To date, no additional substantive activity has occurred. As a result, the case has not progressed enough to support an opinion on potential outcomes or the possibility that damages could be awarded. At this time, Quantum is not able to determine whether the consolidated lawsuits would have any material impact on our business, operating results, or financial condition.

Leases
At September 30, 2026 and March 31, 2026, the Company had various non-cancelable operating leases for office facilities. Refer to Note 5: Leases, for additional information regarding lease commitments.
NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets. The Company did not record impairments to any non-financial assets during the three and six months ended September 30, 2026 and 2025.

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

The carrying value and estimated fair value of the Company’s debt were as follows (in thousands):

	September 30, 2026		March 31, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$—	$—	$55,906	$51,339

On June 4, 2026, the Company paid the entire outstanding principal amount and terminated the Term Loan Credit Agreement, see Note 4 : Debt for further details,
Warrants
Forbearance Warrant
On September 23, 2025, the Company established the initial fair value for the Forbearance Warrant issued to Dialectic in connection with the Fifteenth Amendment, which allows the purchase of up to 2,653,308 shares of Common Stock at an exercise price of $8.81. The fair value was subsequently remeasured as of September 30, 2026 and March 31, 2026, and the resulting changes in fair value were recognized in the condensed consolidated statements of operations and comprehensive loss under “Change in fair value of warrant liabilities”.

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

The following table summarizes the key assumptions used in estimating the fair value of the Forbearance Warrant at September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Discount period (years)	5.98 years	6.48 years
Risk-free interest rate	4.49% - 5.07%	3.65% - 4.02%
Stock price volatility	110.00%	100.00%
Stock price at valuation date	$31.72	$4.75
Probability[1]	10% - 15% - 75%	15% - 15% - 70%
Fair value (in thousands)	$80,000	$14,105

(1) Scenario probability at March 31, 2026 was based on timing expectations of management that a liquidation event occurring was estimated at 15%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 70%. Scenario probability at September 30, 2026 incorporated a 10% of a liquidation event occurring; a 15% of a fundamental transaction occurring; and none of the previous events were estimated at 75%.

The table below sets forth a summary of changes in the fair value of the Company’s Forbearance Warrant liability for the three and six months ended September 30, 2026:

Balance at March 31, 2026	$14,105
Change in fair value of forbearance warrant for the 3 months ended June 30, 2026	16,290
Balance at June 30, 2026	30,395
Change in fair value of forbearance warrant for the 3 months ended September 30, 2026	49,605
Balance at September 30, 2026	$80,000
Conversion Warrant
On June 1, 2026, the Company issued to Dialectic a warrant (the “Conversion Warrant”) to purchase up to 105,911 shares of Common Stock at an exercise price of $5.1940. The Company established the initial fair value for the Conversion Warrant issued to Dialectic in connection with the Sixteenth Amendment. The fair value was subsequently remeasured as of September 30, 2026, and the resulting change in fair value was recognized in the condensed consolidated statement of operations and comprehensive loss under “Change in fair value of warrant liabilities.”
The Conversion Warrant was valued using a Monte Carlo simulation model in conjunction with a Probability-Weighted Expected Return Model. This model incorporates various assumptions, including the Company’s common stock price, expected volatility, risk-free interest rate, and the remaining contractual term of the warrant.

Because the valuation relies on significant unobservable inputs, the fair value of the Conversion Warrant is classified as Level 3 within the fair value hierarchy (as defined in ASC 820, Fair Value Measurement). Significant changes in the Company's stock price, volatility, or changes in the key assumptions stated below could result in a significantly higher or lower fair value of the warrant liabilities.

The following table summarizes the key assumptions used in estimating the fair value of the Conversion Warrant at issuance and at September 30, 2026:

	September 30, 2026	June 1, 2026
Discount period (years)	4.67 years	5 years
Risk-free interest rate	4.49% - 5.01%	3.81% - 4.14%
Stock price volatility	110.00%	100.00%
Stock price at valuation date	$31.72	$10.49
Probability[1]	10% - 15% - 75%	10% - 15% - 75%
Fair value (in thousands)	$3,255	$1,280

(1) Scenario probability as of issuance and at September 30, 2026 was based on timing expectations of management that a liquidation event occurring was estimated at 10%; a fundamental transaction occurring was estimated at 15%; and none of the previous events were estimated at 75%.

The table below sets forth a summary of changes in the fair value of the Company’s Conversion Warrant liability for the three and six months ended September 30, 2026:

Balance at March 31, 2026	$—
Issuance of Conversion Warrant	1,280
Change in fair value of Conversion Warrant for the 3 months ended June 30, 2026	15
Balance at June 30, 2026	1,295
Change in fair value of Conversion Warrant for the 3 months ended September 30, 2026	1,960
Balance at September 30, 2026	$3,255
Convertible Note
On June 4, 2026 and pursuant to the terms of the Conversion Agreement, the Company’s outstanding Convertible Note was canceled, and the Indenture was satisfied and discharged in full. At the time of settlement, the Company issued to Dialectic 14,104,620 shares of common stock with an aggregate fair value of $222.6 million, at a share price of $15.78. Of this amount, $219.7 million represents the fair value of the Convertible Note prior to conversion, and $2.8 million represents the deferred cash interest owed to Dialectic under the Term Loan Credit Agreement that was settled through the share issuance. The change in the fair value of the Convertible Note was recognized in the condensed consolidated statements of operations and comprehensive loss under “Change in fair value of Convertible Note”.

The table below sets forth a summary of changes in the fair value of the Company’s Convertible Note for the six months ended September 30, 2026:

Balance at March 31, 2026	$90,034
Change in fair value of Convertible Note	129,715
Conversion of Convertible Note	(219,749)
Balance at September 30, 2026	$—

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
Disaggregation of Revenue

The following table depicts the disaggregation of revenue by geographic areas and major product offerings and geographies and is consistent with how the Company evaluates its financial performance (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Americas[1]
Product revenue	$33,783		$20,937		$58,055		$43,689
Service and subscription	14,249		14,988		27,704		29,347
Total revenue	48,032	54%	35,925	57%	85,759	50%	73,036	58%

EMEA
Product revenue	19,638		10,849		39,139		20,832
Service and subscription	8,480		8,423		17,178		16,905
Total revenue	28,118	31%	19,272	31%	56,317	33%	37,737	30%

APAC
Product revenue	9,163		3,582		19,262		8,384
Service and subscription	2,282		2,209		4,798		4,311
Total revenue	11,445	13%	5,791	9%	24,060	14%	12,695	10%

Consolidated
Product revenue	62,584		35,368		116,456		72,905
Service and subscription	25,011		25,620		49,680		50,563
Royalty[2]	2,030	2%	1,727	3%	4,293	3%	3,534	3%
Total revenue	$89,625	100%	$62,715	100%	$170,429	100%	$127,002	100%
1 Revenue for Americas geographic region outside of the United States is not significant.
2 Royalty revenue is not allocable to geographic regions.

Revenue by Solution

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Primary storage systems	$7,994	9%	$10,968	17%	$16,482	9%	$23,497	18%
Secondary storage systems	44,741	50%	19,778	32%	81,773	48%	38,285	30%
Device and media	11,565	13%	7,550	12%	21,926	13%	17,492	14%
Service	23,295	26%	22,692	36%	45,955	27%	44,194	35%
Royalty	2,030	2%	1,727	3%	4,293	3%	3,534	3%
Total revenue[1]	$89,625	100%	$62,715	100%	$170,429	100%	$127,002	100%
1 Subscription revenue of $3.7 million and $6.4 million was allocated to Primary and Secondary storage systems for the six months ended September 30, 2026 and 2025, respectively. Subscription revenue of $1.7 million and $2.9 million was allocated to primary and secondary storage systems for the three months ended September 30, 2026 and 2025, respectively.

Net Loss
The following table shows reported segment revenue, segment profit or loss, and significant segment expenses were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$89,625	$62,715	$170,429	$127,002
Total cost of revenue	52,899	39,163	101,983	80,736
Gross profit	36,726	23,552	68,446	46,266
Gross margin	41.0%	37.6%	40.2%	36.4%
Operating expenses
Salaries & fringe[1]	17,356	16,731	33,099	34,733
Outside services[2]	5,684	4,763	10,029	12,439
Infrastructure[3]	1,941	2,330	3,777	4,852
Operational costs[4]	2,264	2,060	4,582	4,392
Restructuring	292	3,193	315	5,616
Other operating expenses[5]	2,409	2,633	4,826	4,987
Total operating expenses	29,946	31,710	56,628	67,019
Income (Loss) from operations	6,780	(8,158)	11,818	(20,753)
Other income (expense), net	80	(185)	292	(616)
Interest expense	—	(6,227)	(2,097)	(12,743)
Change in fair value of warrant liabilities	(51,565)	1,525	(67,870)	1,525
Change in fair value of Convertible Note	—	—	(129,715)	—
Loss on debt extinguishment	—	(33,254)	(11,716)	(30,695)
Loss before income taxes	(44,705)	(46,299)	(199,288)	(63,282)
Income tax provision	145	157	855	380
Net loss	$(44,850)	$(46,456)	$(200,143)	$(63,662)
1 Salaries & fringe includes spend on contractors.
2 Outside services includes contractor, recruiting and legal expenses.
3 Infrastructure includes property related expenses, including fixed and variable lease expense, telecommunications and depreciation.
4 Operational costs include dues and subscriptions, computer expenses, office supplies and other miscellaneous items.
5 Other operating expenses includes travel related spend, marketing expense, taxes, fees and other miscellaneous items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the three and six months ended September 30, 2026 and September 30, 2025, and should be read together with the condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”). In particular, the risk factors contained in Part I, Item 1A of the Annual Report under the heading “Risk Factors” may reflect trends, demands, commitments, events, or uncertainties that could materially affect our results of operations, liquidity, and capital resources. For comparisons of the three and six months ended September 30, 2025 and 2024, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 13, 2025 and incorporated herein by reference. Our fiscal year ends on March 31. "Fiscal 2026" refers to the fiscal year ended March 31, 2026. In the tables below, "n/m" indicates a percentage change that is not meaningful.

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

The macro environment remains unpredictable and our past results may not be indicative of future performance.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026		2025

Total revenue	$89,625	$62,715	$170,429		$127,002
Total cost of revenue (1)	52,899	39,163	101,983		80,736
Gross profit	36,726	23,552	68,446		46,266
Operating expenses
Sales and marketing (1)	12,168	11,819	23,196		24,474
General and administrative (1)	11,126	11,006	20,734		24,576
Research and development (1)	6,360	5,692	12,383		12,353
Restructuring charges	292	3,193	315		5,616
Total operating expenses	29,946	31,710	56,628		67,019
Income (Loss) from operations	6,780	(8,158)	11,818		(20,753)
Other income (expense), net	80	(185)	292		(616)
Interest expense	—	(6,227)	(2,097)		(12,743)
Change in fair value of warrant liabilities	(51,565)	1,525	(67,870)		1,525
Change in fair value of convertible note	—	—	(129,715)		—
Loss on debt extinguishment, net	—	(33,254)	(11,716)		(30,695)
Loss before income taxes	(44,705)	(46,299)	(199,288)		(63,282)
Income tax provision	145	157	855		380
Net income (loss)	$(44,850)	$(46,456)	$(200,143)	0	$(63,662)
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Cost of revenue	$27	$41	$34	$(567)
Research and development	(57)	19	43	87
Sales and marketing	185	(82)	323	(6)
General and administrative	680	346	1,183	281
Total	$835	$324	$1,583	$(205)

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Product revenue	$62,584	70%	$35,368	56%	$27,216	77%
Service and subscription revenue	25,011	28%	25,620	41%	(609)	(2)%
Royalty revenue	2,030	2%	1,727	3%	303	18%
Total revenue	$89,625	100%	$62,715	100%	$26,910	43%

Product Revenue
In the three months ended September 30, 2026, product revenue increased $27.2 million, or 77%, as compared to the same period in fiscal 2026. The primary driver of this increase was strong demand across all secondary storage product lines including Scalar tape storage products, ActiveScale object storage appliances, and DXi backup appliances. Overall, secondary storage revenue increased by $25.0 million, or 126.2% as compared to the same period in fiscal 2026. Devices and media revenues also increased by $4.0 million, or 53.2% as compared to fiscal 2026. These increases were partially offset by declines in primary storage.
Service and Subscription Revenue
Service and subscription revenue remained flat with a small decrease of $0.6 million, or 2%, in the three months ended September 30, 2026, compared to the same period in fiscal 2026.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue increased $0.3 million, or 18%, in the three months ended September 30, 2026, as compared to the same period in fiscal 2026, related to higher overall unit shipments.
Gross Profit and Margin

	Three Months Ended September 30,
(in thousands)	2026	Gross margin %	2025	Gross margin %	$ Change	Basis point change
Product gross profit	$20,447	32.7%	$6,620	18.7%	$13,827	1,400
Service and subscription gross profit	14,249	57.0%	15,205	59.3%	(956)	(230)
Royalty gross profit	2,030	100.0%	1,727	100.0%	303	—
Gross profit	$36,726	41.0%	$23,552	37.6%	$13,174	340
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased by 1,400 basis points for the three months ended September 30, 2026, as compared to fiscal 2026. Majority of the increase is tied to higher volume of core products with better blended margin mix and increased average selling prices, and benefit from proactively managing our supply chain ahead of supplier price increases.
Service and Subscription Gross Margin
Service and subscription gross margin remained flat with a small decrease of 230 basis points for the three months ended September 30, 2026, as compared to fiscal 2026.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Sales and marketing	$12,168	14%	$11,819	19%	$349	3%
General and administrative	11,126	12%	11,006	18%	120	1%
Research and development	6,360	7%	5,692	9%	668	12%
Restructuring charges	292	—%	3,193	5%	(2,901)	(91)%
Total operating expenses	$29,946	33%	$31,710	51%	$(1,764)	(6)%

In the three months ended September 30, 2026, sales and marketing expenses increased $0.3 million, or 3%, as compared with fiscal 2026. This increase was primarily driven by variable expense due to growth in revenue compared to fiscal 2026.
In the three months ended September 30, 2026, general and administrative expenses increased $0.1 million, or 1%, as compared with fiscal 2026, and remained relatively flat due to continued administrative efficiencies.
In the three months ended September 30, 2026, research and development expenses increased $0.7 million, or 12%, as compared with fiscal 2026. This increase was the result of strategic investment into our product development teams.
In the three months ended September 30, 2026, restructuring charges decreased $2.9 million, or 91%, as compared with fiscal 2026. The decrease is due to the corporate restructuring activities being largely complete.
Other Expense, net

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Other income (expense), net	$80	0%	$(185)	0%	$265	n/m

In the three months ended September 30, 2026, the change in other income (expense) resulted in a net increase of $0.3 million compared to fiscal 2026. The increase was primarily related to an increase in interest received partially offset by movements in foreign currency gains and losses during each period.
Interest expense

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Interest expense	$—	—%	$(6,227)	(10)%	6,227	(100)%

In the three months ended September 30, 2026, interest expense decreased by $6.2 million, or 100%, as compared to fiscal 2026. This decrease was primarily due to the repayment of our Term Loan (as defined herein) in June 2026. The Company had no outstanding debt during the three months ended September 30, 2026.
Warrant liabilities

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(51,565)	(58)%	$1,525	2%	$(53,090)	n/m

In the three months ended September 30, 2026, we recorded a non-cash loss of $51.6 million related to the change in fair value of our forbearance warrant which was issued in September 2025 and conversion warrant which was issued in June 2026. The loss was primarily driven by fluctuations in our stock price.
(Loss) gain on debt extinguishment, net

	Three Months Ended September 30,
(in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Gain (loss) on debt extinguishment, net	$—	—%	$(33,254)	(53)%	$33,254	(100)%
In the three months ended September 30, 2026, we recorded no gain (loss) on debt extinguishment. In the three months ended September 30, 2025, we recorded a loss on debt extinguishment due to termination of the PNC Credit Facility as well as the amendments to the Term Loan during the quarter.
Income Tax Provision

	Three Months Ended September 30,
(in thousands)	2026	% of pretax income	2025	% of pretax income	$ Change	% Change
Income tax provision	$145	(0.3)%	$157	(0.4)%	$(12)	(7.6)%
Income tax provision for the three months ended September 30, 2026 and 2025 is primarily influenced by foreign and state income taxes.

Due to our history of net losses in the United States, the protracted period for utilizing tax attributes uncertain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Comparison of the Six Months Ended September 30, 2026 and 2025

Revenue

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Product revenue	$116,456	68%	$72,905	57%	$43,551	60%
Service and subscription	49,680	29%	50,563	40%	(883)	(2)%
Royalty	4,293	3%	3,534	3%	759	21%
Total revenue	$170,429	100%	$127,002	100%	$43,427	34%
Product Revenue
In the six months ended September 30, 2026, product revenue increased $43.6 million, or 60%, as compared to the same period in fiscal 2026. The primary driver of the increase was strong demand across all secondary storage product lines including Scalar tape storage products, ActiveScale object storage appliances, and DXi backup appliances. Overall, secondary storage revenue increased by $43.5 million, or 114% as compared to the same period in fiscal 2026. Devices and media revenues also increased by $4.4 million, or 25% as compared to fiscal 2026. These increases were partially offset by declines in primary storage.

Service and Subscription Revenue
Service and subscription revenue decreased $0.9 million, or 2%, in the six months ended September 30, 2026 compared to the same period in fiscal 2026. This decrease was due to certain end of life products reaching their end-of-service-life.
Royalty Revenue
We receive royalties from third parties that license our linear-tape open media patents through our membership in the linear-tape open consortium. Royalty revenue saw an increase of $0.8 million, or 21%, in the six months ended September 30, 2026 compared to the same period in fiscal 2026 related to higher overall unit shipments.

Gross Profit and Margin

	Six Months Ended September 30,
(dollars in thousands)	2026	Gross margin %	2025	Gross margin %	$ Change	Basis point change
Product	$34,595	29.7%	$13,412	18.4%	$21,183	1,130
Service and subscription	29,558	59.5%	29,320	58.0%	238	150
Royalty	4,293	100.0%	3,534	100.0%	759	—
Gross profit	$68,446	40.2%	$46,266	36.4%	$22,180	380
Gross profit and margin percentages are key metrics that management monitors to assess the performance on the business.
Product Gross Margin
Product gross margin increased by $21.2 million, or by 1,130 basis points, for the six months ended September 30, 2026, as compared with the same period in fiscal 2026. Majority of the increase is tied to higher volume of core products with better blended margin mix and increased average selling prices, and benefit from proactively managing our supply chain ahead of supplier price increases.
Service and Subscription Gross Margin
Service and subscription gross margins increased 150 basis points for the six months ended September 30, 2026, as compared with the same period in fiscal 2026. This improvement was primarily driven by reduced service of end of life products. There is also focus on service cost reduction across the organization, including logistics, repair, and labor.
Royalty Gross Margin
Royalties do not have significant related cost of sales.

Operating Expenses

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Sales and marketing	$23,196	14%	$24,474	19%	$(1,278)	(5)%
General and administrative	20,734	12%	24,576	19%	(3,842)	(16)%
Research and development	12,383	7%	12,353	10%	30	—%
Restructuring charges	315	—%	5,616	4%	(5,301)	(94)%
Total operating expenses	$56,628	33%	$67,019	53%	$(10,391)	(16)%
In the six months ended September 30, 2026, sales and marketing expenses decreased $1.3 million, or 5%, as compared with the same period in fiscal 2026. This decrease was primarily driven by improved operational efficiency and increased leverage of our channel.
In the six months ended September 30, 2026, general and administrative expenses decreased $3.8 million, or 16%, as compared with the same period in fiscal 2026. This decrease was primarily driven by higher expense in the prior year related to compliance focused outside services.

In the six months ended September 30, 2026, research and development expenses increased $0.03 million, or 0.2%, as compared with the same period in fiscal 2026. This effectively flat trend was driven by efficiency gains realized in prior periods, partially offset by strategic investments in our product development teams.
In the six months ended September 30, 2026, restructuring expenses decreased $5.3 million, or 94% as compared with the same period in fiscal 2026. The decrease is due to the corporate restructuring activities being largely complete.

Other Income (Expense), net

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Other income (expense), net	$292	—%	$(616)	—%	$908	147%
The change in other income (expense), net during the six months ended September 30, 2026 compared with the same period in fiscal 2026 was related to increase in interest income partially offset by fluctuations in foreign currency exchange rates during the six months ended September 30, 2026.

Interest Expense

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Interest expense	$(2,097)	(1)%	$(12,743)	(10)%	$10,646	(84)%
In the six months ended September 30, 2026, interest expense decreased $10.6 million, or 84%, as compared with the same period in fiscal 2026 due to the repayment of the Term Loan in June 2026.

Warrant Liabilities

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Change in fair value of warrant liabilities	$(67,870)	(40)%	$1,525	1%	$(69,395)	n/m

In the six months ended September 30, 2026, we recorded a combined non-cash loss of $67.9 million related to the change in fair value of our forbearance and conversion warrant liabilities. In the six months ended September 30, 2025, we recorded a non-cash gain of $1.5 million.

Loss on Debt Extinguishment

	Six Months Ended September 30,
(dollars in thousands)	2026	% of revenue	2025	% of revenue	$ Change	% Change
Loss on debt extinguishment	$(11,716)	(7)%	$(30,695)	(24)%	$18,979	(62)%

In the six months September 30, 2026, we recorded a loss of $11.7 million on debt extinguishment, primarily related to the repayment of our Term Loan in June 2026. In the six months ended September 30, 2025, the loss on debt extinguishment relates to the transfer of the long-term debt to a new lender and the subsequent amendments which occurred during the first and second fiscal quarters.

Income Taxes

	Six Months Ended September 30,
(dollars in thousands)	2026	% of pretax income	2025	% of pretax income	$ Change	% Change
Income tax provision	$855	—%	$380	(1)%	$475	125%
The income tax provision for the six months ended September 30, 2026 and 2025 is primarily influenced by foreign and state income taxes. Due to our history of net losses in the United States, the protracted period for utilizing tax attributes in certain foreign jurisdictions, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. and certain foreign net deferred tax assets. Significant management judgment is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

Liquidity and Capital Resources
We consider liquidity in terms of the sufficiency of internal and external cash resources to fund our operating, investing and financing activities. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our balance sheet and proceeds from the sale of common stock. We require significant cash resources to provide for our research and development activities, fund our working capital needs, and make capital expenditures. Our future liquidity requirements will depend on multiple factors, including our research and development plans and capital investment needs. We believe our existing cash and cash equivalents and cash flows from operations will be sufficient to fund our operations, working capital and capital expenditure needs for at least the next 12 months.

We had cash and cash equivalents of $67.4 million as of September 30, 2026, which excludes $0.1 million of short-term restricted cash. Our total outstanding Term Loan debt was fully repaid in the first quarter of fiscal 2027.

We generated cash flows from operations of approximately $14.3 million for the six months ended September 30, 2026, compared to negative cash flows of $32.5 million for the six months ended September 30, 2025. We generated net losses of approximately $200.1 million and $63.7 million for the six months ended September 30, 2026 and 2025, respectively. We have funded operations through the sale of common stock and debt borrowings as described in Note 4: Debt and Note 7 : Common Stock.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated.

	Six Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$14,316	$(32,489)
Investing activities	(643)	(1,606)
Financing activities	37,588	32,791
Effect of exchange rate changes	—	30
Net change in cash, cash equivalents, and restricted cash	$51,261	$(1,274)

Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $14.3 million for the six months ended September 30, 2026, compared to net cash used of $32.5 million for the six months ended September 30, 2025, an improvement of $46.8 million. The improvement was primarily driven by improved operating results, lower cash interest paid following the repayment of the Term Loan in June 2026, and favorable changes in deferred revenue and accounts payable.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.6 million and $1.6 million for the six months ended September 30, 2026 and 2025, respectively, consisting of capital expenditures.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $37.6 million for the six months ended September 30, 2026, primarily due to $94.3 million of net Private Placement proceeds, partially offset by $56.8 million of Term Loan repayments. Net cash provided by financing activities of $32.8 million for the six months ended September 30, 2025 was primarily due to $67.0 million of SEPA proceeds, partially offset by net debt repayments.
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

We are also subject to ordinary course of business litigation, See Note 10: Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. Our accounting policies that include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain are summarized in the Annual Report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies”. Other than the elimination of the fair value of the Convertible Note as a critical accounting estimate following its conversion on June 4, 2026, and the inclusion of the Conversion Warrant, issued on June 1, 2026, within our estimate of the fair value of warrant liabilities, there have been no material changes to our critical accounting estimates and policies during the six months ended September 30, 2026 from those disclosed in the Annual Report. For additional information on our significant accounting policies, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to revenue recognition, inventories, income taxes and control environment as previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which remain unremediated as of September 30, 2026.

Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Financial Officer, have determined, based on the procedures performed, that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Update
Management has initiated and continues to implement a remediation plan designed to address the material weaknesses described above. Remediation activities in the quarter ended September 30, 2026 include:

•Engaging an independent third-party consulting firm with expertise in internal controls over financial reporting, revenue recognition, inventory accounting, and Sarbanes-Oxley compliance to assist management in evaluating control deficiencies, designing enhanced controls, and supporting remediation efforts;
•We continued to implement enhanced controls over sales order entry, contract review, deferral schedule maintenance, and standalone selling price analyses to support compliance with ASC 606;
•We enhanced inventory count, reconciliation, and monitoring procedures, including enhanced controls over the reconciliation of physical inventory records to underlying system records;
•We began implementing enhanced controls over the preparation and review of the income tax provision and related tax accounts and disclosures by implementing a formalized preparation and review process.
•We enhanced the accounting and finance organization through the addition of personnel with public company financial reporting, revenue recognition, inventory accounting, and income tax expertise. During the second quarter, we hired a Director of Tax and a Chief Accounting Officer who is a certified public accountant with prior public company financial reporting experience.

While management has begun implementing these remediation measures, the material weaknesses cannot be considered remediated until the enhanced controls have been fully designed, implemented, operated for a sufficient period of time, and management has completed testing and concluded that the controls are operating effectively.
Changes in Internal Controls over Financial Reporting
Except for the matters discussed above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
On September 10, 2026, Yue-Zhou (Emily) White, a member of the Company’s board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 4,440 shares of common stock between December 10, 2026 and March 31, 2027.

On September 10, 2026, John R. Tracy, a member of the Company’s board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 4,440 shares of common stock between December 10, 2026 and March 31, 2027.

Both trading plans above were enacted to satisfy vesting-related tax obligations.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through August 26, 2024	S-1	01/27/25	3.1
3.2	Amended and Restated Bylaws of the Company, as amended through June 12, 2025	8-K	06/18/25	3.1
10.1#	Offer Letter dated August 6, 2026 by and between the Company and Hiral A. Patel.	8-K	09/01/26	10.1
10.2#	Quantum Corporation 2023 Long-Term Incentive Plan, as amended and restated through July 21, 2026.	S-8	09/25/26	99.1
10.3#	Offer Letter dated September 24, 2026 by and between the Company and James C. Clancy.	8-K	09/28/26	10.1
31.1	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed or Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

Quantum Corporation
(Registrant)

November 9, 2026	/s/ Hugues Meyrath
(Date)	Hugues Meyrath
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	/s/ Hiral A. Patel
(Date)	Hiral A. Patel
Principal Financial Officer and Chief Accounting Officer